Form 10QSB/A
period 1994-01-31
COMPUFLIGHT INC
filed 1995-11-24
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                     ---------------------------------------

                              WASHINGTON, DC  20549
                              ---------------------

                                  FORM 10-QSB-A
                                  -------------

                                 AMENDMENT NO. 1
                                 ---------------

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                -------------------------------------------------
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

       For the quarterly period ended                   January 31,1994
-------------------------------------------------------------------------------
               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                   to
                              -------------------  ----------------------------

Commission File Number              0-15362
                      ---------------------------------------------------------

                                COMPUFLIGHT, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                  11-2883366
------------------------------------          ---------------------------------
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification No.)


     99 Seaview Drive, Port Washington, NY               11050
-------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip code)

Issuer's telephone number                         516-625-0202
                         ------------------------------------------------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes          No        X
                         ----------  -------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                      Yes          No
                         ----------  -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of March 31, 1994, and November 15, 1995, was 1,576,980 shares.

-------------------------------------------------------------------------------
COMPUFLIGHT, INC.

THREE MONTHS ENDED JANUARY 31, 1994
-------------------------------------------------------------------------------


                                    I N D E X

                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of January 31,
          1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the Three Months
          Ended January 31, 1994 and January 31, 1993 . . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended January 31, 1994 and January 31, 1993. . . . . . 5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . 6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . 12
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                   JANUARY 31,
                                                                          1994
-------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents                                    $         32,936
   Trade receivables, net of allowance                                   352,572
   Current portion of long term licensing agreements receivable
     (Note 4)                                                            248,867
   Income taxes receivable (Note 5)                                      289,628
   Prepaid expenses and other current assets                              54,950
                                                                 ---------------

     Total current assets                                                978,953

Investment in Skyplan Services, Ltd. (Note 6)                            243,527
Fixed assets, net of accumulated depreciation                            471,615
Other assets                                                               5,400
                                                                 ---------------

                                                                 $     1,699,495
                                                                 ---------------
                                                                 ---------------

-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
   Bank indebtedness - Line of credit                            $       144,388
   Payables and accruals (Note 7)                                        685,405
   Support shareholder demand loans (Note 8)                              67,680
   Global demand loan payable (Note 9)                                    11,362
   Current portion of loans payable - related parties (Note 10)           13,794
   Current portion of note payable - former affiliate (Note 11)          240,000
                                                                 ---------------

     Total current liabilities                                         1,162,629

Long term liabilities
   Loans payable - related parties (Note 10)                              90,240
   Note payable - former affiliate (Note 11)                             435,653
                                                                 ---------------

     Total long term liabilities                                         525,893

Minority Interest in Navtech Systems Support Inc.                         65,411

SHAREHOLDERS' DEFICIENCY
   Capital stock, $.001 par value                                          1,562
   Additional paid-in capital                                          1,769,503
   Note receivable - former Chairman (Note 3)                          (795,977)
   Due from related company, net of allowance (Note 12)                (398,221)
   Cumulative foreign currency translation adjustment                     58,936
   Deficit                                                             (690,241)

                                                                 ---------------
                                                                        (54,438)
                                                                 ---------------

                                                                 $     1,699,495
                                                                 ---------------
                                                                 ---------------


See notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31,               1994                 1993
-------------------------------------------------------------------------------
Revenue
   Service fees                                 $   544,731           $  124,651
   Hardware, software and license sales              12,456                3,188
                                                -----------           ----------
                                                    557,187              127,839
                                                -----------           ----------

Costs and Expenses
   Operating                                        441,783               98,058
   Selling, general & administrative                187,818               27,740
   Research and development                          64,464              114,329
   Depreciation and amortization                     37,148                8,764
                                                -----------           ----------
                                                    731,213              248,891
                                                -----------           ----------


Operating loss                                    (174,026)            (121,052)

Other income (expense)
   Interest income                                    9,065                7,875
   Interest expense                                (35,075)             (14,957)
   Realized foreign exchange income (loss)           28,999             (32,318)
                                                -----------           ----------

Loss before taxes and minority interest           (171,037)            (160,452)

Income tax benefit (Note 5)                          22,548               40,030
                                                -----------           ----------

Loss before minority interest                     (148,489)            (120,422)

Minority Interest                                    15,402                    -
                                                -----------           ----------

Net loss                                        $ (133,087)           $(120,422)
                                                -----------           ----------
                                                -----------           ----------

--------------------------------------------------------------------------------

Net Loss per Share                              $    (0.09)           $   (0.08)
                                                -----------           ----------
                                                -----------           ----------

Weighted Average Number of Common
  Shares Outstanding                             1,561,980             1,561,980
                                                -----------           ----------
                                                -----------           ----------



            See notes to condensed consolidated financial statements.


----------------------------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31,                                         1994          1993
----------------------------------------------------------------------------------------------------

Operating Activities
   Net (loss)                                                            $   (133,087)  $   (120,422)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities
          Depreciation and amortization                                        37,148          8,764
          Minority interest                                                   (15,402)             -
   Changes in operating assets and liabilities net of the effects of the acquisition of Compuflight, Inc.
           Increase in assets - net                                           (88,668)       (47,100)
           Increase in liabilities - net                                      145,410         15,870
                                                                         ------------   ------------
Net cash used in operating activities                                         (54,599)      (142,888)
                                                                         ------------   ------------

Investing Activities
   Purchase of fixed assets                                                    (5,881)        (1,960)
   Repayment of note receivable - director and officer                          7,183              -
   Increase in advance to related company                                           -        (22,177)
   Partial redemption of Investment in Skyplan Services, Inc.                  11,348              -
                                                                         ------------   ------------
Net cash provided by (used in) investing activities                            12,650        (24,137)
                                                                         ------------   ------------

Financing Activities
   Net cash on acquisition of Compuflight, Inc.                                84,242              -
   (Decrease) increase in bank indebtedness                                   (14,234)        52,726
   Proceeds from loans                                                            508              -
   Proceeds from Support shareholder demand loans                                   -        115,498
   Increase (decrease) in long term loans payable                               1,444         (1,241)
                                                                         ------------   ------------
Net cash provided by financing activities                                      71,960        166,983
                                                                         ------------   ------------

Effect of Translation Adjustments on Cash                                       2,925             42
                                                                         ------------   ------------

Net Increase in Cash and Cash Equivalents                                      32,936              -

Cash and Cash Equivalents at Beginning of Year                                      -              -
                                                                         ------------   ------------

Cash and Cash Equivalents at End of Period                               $     32,936   $          -
                                                                         ------------   ------------

                                                                         ------------   ------------


            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of January 31, 1994, and the consolidated statements of operations and cash flows for the three months ended January 31, 1994, and 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flow at January 31, 1994, and for all periods presented, have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1993. Results of operations for the three months ended January 31, 1994 are not necessarily indicative of the operating results for the full year.


2.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Compuflight, Inc. (the "Company") and its subsidiaries since the date of acquisition described in
Note 3 below. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Unrealized translation gains and losses are shown as a separate component of stockholders' equity.

3.   BASIS OF PRESENTATION

ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993, the Company and its former Chairman consummated a stock purchase agreement, dated as of October 31, 1993, with Ray English & Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, as of January 31, 1994, the Company had issued 1,099,644 shares of the Company's common stock (valued at $.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman (valued at $133,768; the decrement in value, $666,232, was charged to Compuflight's fiscal 1993 operations) as discussed below for all of the outstanding stock of Efficient Aviation Systems Inc. ("EAS", a wholly-owned subsidiary of RE&A) and approximately 87% of the outstanding common shares of Navtech Systems Support Inc. ("Support", a company controlled by RE&A and its principal shareholders). Pursuant to the agreement, subsequent to January 31, 1994, the Company issued an additional 15,000 shares of common stock.

Contemporaneously with the stock purchase agreement, the Company's former Chairman and his immediate family sold their 238,872 shares of the Company's common stock to RE&A in exchange for an $800,000 note payable to the Company's former Chairman. In connection with the Company's acquisition of EAS, the Company has assumed RE&A's note payable to the Company's


                                                                    Page 6 0f 17

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------


former Chairman and as a result the former Chairman's indebtedness to the Company was reduced to $804,000. Such indebtedness is payable in equal monthly installments over a ten year period, together with interest at 4 1/2% per annum. Further, the Company entered into a ten year consulting agreement with its former Chairman providing for fees payable, substantially upon the same terms as the indebtedness repayment, and, accordingly, this note has been presented as a component of Shareholders' Deficiency.

The Company also granted the remaining Support common shareholder the right to acquire 125,000 shares of the Company's stock on the same basis as accorded to RE&A and the other Support shareholders. In addition, the Company agreed that its previously existing public shareholders of record on December 11, 1993 would have the right to purchase one share of the Company's common stock for each share then held at a price of $1.29. Such rights expired on February 28, 1995.

As a result of the above, RE&A and the other former shareholders of Support acquired approximately 87% of the Company's common stock, and accordingly, the Company has accounted for the above transactions as a recapitalization of Support and EAS with Support and EAS as the acquirer of the Company for financial reporting purposes. Accordingly, Support and EAS's combined net assets have been presented at historical cost and the Company's net assets have been recorded at their fair market value, which has been determined to approximate historical cost. The historical operating results are those of the acquirer (Support and EAS) and the Company's operating results have been included from the effective date of the acquisition (November 1, 1993). Presented below are the unaudited pro forma condensed operating results for the three months ended January 31, 1993, as if the transactions had been consummated on November 1, 1992.

     Revenue                            $       538,719

     Costs and expenses                         727,202
                                          -------------

     Loss before minority interest             (188,483)

     Minority interest                           15,655
                                          -------------

     Net loss                           $      (172,828)
                                          -------------

     Net loss per share                 $         (0.11)
                                          -------------

     Average shares outstanding               1,561,980
                                          -------------

4.   LONG TERM LICENSING AGREEMENTS

Support licenses the use of its computer software products under long-term licensing agreements. In cases where a licensing agreement transfers substantially all of the risks and benefits of ownership of said license to a licensee, the licensing agreement is recorded as a software sale in the period in which the software is installed and operational. Amounts due under long-term licensing agreements, $248,867 at January 31, 1994, are recorded net of estimated amounts related to ongoing software support.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------


5.   INCOME TAXES RECEIVABLE


Income taxes receivable consist of:

Scientific Research and Experimental Development
     Investment Tax Credits recoverable                             $    284,349
Other income taxes receivable                                              5,279
                                                                      ----------
                                                                    $    289,628
                                                                      ----------
                                                                      ----------

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT ELIGIBLE EXPENDITURES (INVESTMENT TAX CREDITS)

Support is engaged in Scientific Research and Experimental Development activities directed toward developing new software functionality. Under the Income Tax Act (Canada), Support is entitled to claim investment tax credits for certain eligible current and capital expenditures. These amounts are reported as a component of income tax expense (benefit).

6.   INVESTMENT IN SKYPLAN SERVICES, LTD. ("SKYPLAN")

The investment in shares of Skyplan Systems, Ltd., of Calgary, Alberta, Canada, $243,527 at January 31, 1994, represents redeemable preferred stock received by the Company in settlement of a receivable from the sale of a license for the use of its computer software product FOMS (Flight Operations Management Software). The shares are valued at their stated cost of $5.00 Canadian per share. Prior to June 1994, the shares of Skyplan were being redeemed at varying amounts on an irregular repayment schedule. Pursuant to a revised licensing agreement signed in June 1994, the remaining 56,000 Series N shares of Skyplan are to be redeemed at $5.00 Canadian per share at a rate of $18,000 Canadian per month.

7.        PAYABLES AND ACCRUALS

Payables and accruals at January 31, 1994 consist of the following:

Trade payables                                                      $    391,133
Accrued liabilities                                                       81,168
Accrued interest - related parties                                        47,407
Deferred salaries                                                        165,697
                                                                      ----------

                                                                    $    685,405
                                                                      ----------
                                                                      ----------

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------


8.   SUPPORT SHAREHOLDER DEMAND LOANS

Support shareholder demand loans are unsecured and bear interest at 15% per annum. The loans are due on demand and, accordingly, they have been classified as current. The shareholders have the option to convert these loans into common shares of Support at various amounts per share.

9.   GLOBAL DEMAND LOAN PAYABLE

On February 8, 1994, Global Weather Dynamics, Inc. ("Global"), Compuflight and Support entered into a Loan Agreement providing for a loan of $200,000 from Global to Compuflight and Support. Additional amounts, including interest on the outstanding balance, were advanced after that date. In December 1994, the loan was paid in full through the early discounted repayment of the complete balance of the long term software licensing agreement between the Company and Emery Worldwide Airlines, Inc. Previous to February 8, 1994, Global had advanced funds with substantially the same terms as the loan described above.

10.  LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian ($90,240 U.S. at January 31, 1994) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997, and bears interest at 15% per annum payable monthly. Also included is a separate chattel mortgage on specific computer equipment, due to the above noted brother personally, which bears interest at 15% per annum and is repayable in monthly installments of principal and interest of $1,078 Canadian. The outstanding balance at January 31, 1994, was $18,344 Canadian ($13,794 U.S.) The balance in its entirety was repaid in July 1995.

11.  NOTE PAYABLE - FORMER AFFILIATE

At July 31, 1993, the Company had outstanding accounts payable due to Sandata, Inc. ("Sandata"), an affiliate of Bert E. Brodsky, the Company's former Chairman, in the approximate amount of $676,000. On such date, the Company delivered to Sandata a promissory note in such approximate principal amount payable with interest at the rate of 1% over the prime rate in equal monthly payments of principal and interest of $20,000 until April 1994, when the balance of such obligation was to become due (the "Sandata Note"). The Sandata Note replaced the Company's accounts payable obligation to Sandata for the same amount. The Company had made $60,000 in payments against this promissory note as of November 1, 1993. Effective November 1, 1993, the Sandata Note was modified so that it is repayable in equal monthly installments of principal in the amount of $20,000, together with accrued interest thereon at the rate of 10% per annum, commencing February 28, 1994. In addition to such monthly payments on the Sandata Note, the Company is required to pay to Sandata an amount equal to (a) 20% of all monies received from stand-alone commercial system sales and/or licensing of flight planning software by the Company, EAS or Support or any subsidiary thereof and (b) 75% of all monies received by Compuflight from Harris Corporation (see MD&A "Harris Corporation") with respect to the Company's claims discussed herein. Payment of

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------


the Sandata Note is secured by a first lien on substantially all of Compuflight's assets as they were recorded at the date of acquisition.

12.  DUE FROM RELATED COMPANY, NET OF ALLOWANCE

In 1993, Support charged its parent company, RE&A, a management and marketing fee in connection with the management of the Military and Air Traffic Control ("ATC") versions of the FOMS software. Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. Substantially all such fees were incurred and funds were advanced prior to the acquisition discussed in Note
3. The Company has taken an allowance of $225,600 against the total receivable to show a net amount believed by the Company to be equivalent approximately to the net worth of RE&A as of January 31, 1994 (such net worth being substantially based upon the shares of the Company beneficially owned by RE&A as of such date).

RE&A is owned by Raymond F. English, a former Chairman of the Company, who resigned from that position on October 31, 1994. RE&A was engaged in managing and marketing the Military and ATC versions of FOMS, especially as it related to large scale Canadian Government traffic management projects. With the transfer of the software rights for the Military and ATC versions of FOMS to the Company's subsidiary, EAS, as part of the acquisition, RE&A has turned its efforts to a marketing representative arrangement under which RE&A will represent FOMS to a defined account base comprised of large national and international air carriers. This arrangement is defined under the terms and conditions of a Consulting and Management Agreement between RE&A and Support dated January 1, 1995.

Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence a certain obligation to Support as of such date (net of certain amounts payable through May 31, 1995 pursuant to the Consulting and Marketing Agreement referred to above). The RE&A Note is payable on July 15, 2005 (or sooner as provided below) and provides for interest at the rate of 5% per annum payable annually.

The Consulting and Marketing Agreement provides that Support shall have the right to offset $3,500 Canadian per month against compensation otherwise payable to RE&A thereunder as a payment of amounts due under the RE&A Note. The Consulting and Marketing Agreement also provides for commissions and finder's fees for the introduction to potential clients or the sale of a FOMS software license. Such agreement provides for additional payment of the RE&A Note on the following basis:
       i) 15% of the first $10,000 Canadian of commissions or finder's fees earned during a contract year ;
      ii) 20% of the next $10,000 Canadian of commissions and finder's fee earned during a contract year; and,
     iii) 25% of any earned commissions or finder's fees exceeding $20,000 Canadian in a contract year.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

Since the amount due from RE&A is in all likelihood recoverable only from amounts payable by Support, the amount due from related company, net of allowance, has been classified as an element of Shareholders' Deficiency.

Concurrent with the signing of the RE&A Note, RE&A also transferred all of its common stock of the Company to a Voting Trust ("Trust") under the sole administration of Dorothy A. English. Mrs. English is an Executive Vice President of the Company and the spouse of Raymond F. English, Chairman and CEO of RE&A. RE&A has the ability to recover its stock from the Trust upon the full payment of the RE&A Note and all accrued interest. Furthermore, while the RE&A Note remains outstanding, all dividends accruing to RE&A's common stock held in the Trust will be applied against the balance owing on the RE&A Note.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

As discussed in the notes to the Company's financial statements included herein, due to the change in control resulting from the Company's acquisitions of EAS and Support, the Company's statements of operations and cash flows for the three months ended January 31, 1993, reflect the combined operations of EAS and Support (and not Compuflight) for such period; however, Compuflight's operations are included in the three months ended January 31, 1994. Accordingly, the significant variances in revenue and costs and expenses between the three months ended January 31, 1994, and 1993, are primarily the result of such accounting treatment. The pro forma discussion below reflects the operations of the Company (i.e., EAS, Support and Compuflight) for the three months ended January 31, 1993, as if the acquisitions had occurred as of November 1, 1992.

RESULTS OF OPERATIONS

Revenue from service fees and hardware, software and license sales increased from $127,839 during the three months ended January 31, 1993 to $557,187 for the three months ended January 31, 1994, primarily due to the inclusion of Compuflight's service fee revenue of approximately $409,500.

Other income (excluding interest income and expense) for the three months ended January 31, 1994 was $28,999 as compared to a loss of $32,318 for the same three month period ending January 31, 1993. The increase was due mainly to realized fluctuations in exchange rates between transactions and settlement dates.

Operating expenses for the three months ended January 31, 1994 increased $343,725 or 351% as compared to the three month period ended January 31, 1993, primarily due to the inclusion of Compuflight's operating expenses of approximately $273,000 for the current period. On a pro forma basis, operating expenses decreased approximately $79,244 during the three months ended January 31, 1994, as compared to the three months ended January 31, 1993, and as a percentage of revenue decreased from approximately 112% to 79%.

Selling, general and administrative expenses for the three months ended January 31, 1994 increased $160,078 or 577% as compared to the three month period ended January 31, 1993. The increase was primarily due to the inclusion of Compuflight's selling, general and administrative expenses of approximately $137,000 for the current period. On a pro forma basis, selling, general and administrative expenses increased approximately $56,000 during the three months ended January 31, 1994, as compared to the three months ended January 31, 1993, and as a percentage of revenue increased from approximately 28% to 34%. Such increase was primarily the result of increases in professional and consulting fees.

The net loss for the three months ended January 31, 1994 increased $12,665 as compared to the three month period ended January 31, 1993. The increase was primarily due to an increase in the operating loss and interest expense as well as a reduction in claimable investment tax credits for the period. On a pro forma basis, the net loss for the three months ended January 31, 1994 was $133,087 as compared to a $172,828 loss the three months ended January 31, 1993. This change was due to decreased losses of Compuflight of approximately $40,000.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1994, the Company had a working capital deficiency of $183,676. The Company's operations for the three months ended January 31, 1994 used cash flows of $54,599 primarily due to the net loss of $133,087 for the period. Investing activities for the same period provided $12,650 primarily due to a partial redemption of its investment in Skyplan Services, Ltd. Financing activities accounted for an additional provision of $71,960 primarily due to the net cash provided by the reverse acquisition of Compuflight, Inc. The Company had no material non-working capital commitments as of January 31, 1994.

COMMITMENT

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for $100 Canadian each plus a bonus amount. As at January 31, 1994, no dividends have been paid or declared on these shares. The bonus amount is dependent on the length of time the shares are outstanding. The aggregate amount required to redeem such shares is as follows:

     If redeemed at:                              $ Canadian
     --------------                               ----------
     January 31, 1994                             492,000
     October 31, 1994                             528,000
     October 31, 1995, and thereafter             540,000


PLAN OF OPERATION

The Company's liquidity at January 31, 1994 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

DEMAND LOAN FROM GLOBAL WEATHER DYNAMICS, INC.

As previously indicated, in February 1994, Global, Compuflight and Support entered into a Loan Agreement providing for a loan of $200,000 from Global to Compuflight and Support. The loan, along with additional advances and accrued interest thereon, was repaid in December 1994.

HARRIS CORPORATION

On December 31, 1980, the Company entered into a fixed price subcontract with Harris Corporation ("Harris") for the development of flight planning software, training and related documentation for the United States Air Force ("Air Force"). The total fixed price for the 24 month subcontract was $2,168,268. As of October 31, 1993, the full fixed price subcontract had been billed and collected. During the course of the contract, Harris and the Company undertook additional work effort

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

requested by the Air Force, which Harris and the Company considered beyond the scope of the statement of work of the fixed price contract. As of September 1995, the Company has filed with Harris claims aggregating $736,687 for services which the Company considered beyond the scope of the subcontract. The Company is continuing to actively pursue its claims against Harris. Such claims are not accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

Harris has advised the Company that it will pay such claims on a proportionate basis to the extent it receives payment from the Air Force. The Company and Harris are currently negotiating the terms of a Joint Recovery Agreement pursuant to which the Harris claims would be submitted to the Air Force (which claims would include the claims of the Company).
No assurances can be given that such an Agreement will be entered into or that any amounts will be received by the Company as a result of its claims.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to pursue additional extensions with its creditors.

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries ($165,697 at January 31, 1994) waived in addition to those previously waived ($82,991 at April 30, 1993).

CORPORATE STRATEGY

In an effort to increase working capital and expand market share, the Company has adopted the following key strategies:

EXPAND WORLDWIDE DISTRIBUTION. The Company plans to continue to expand its sales efforts both in domestic and international markets. The Company has also established and intends to continue expanding alternate channels of distribution through teaming agreements, joint marketing agreements and strategic alliances with major aviation software vendors, leading consulting firms and systems integrators. In particular, Support established a joint marketing agreement with Transquest, an Atlanta, Georgia based systems integrator, on May 11, 1994, under which Transquest will market Support's software and services internationally and domestically.

EXPAND PRODUCT BREADTH AND FUNCTIONALITY. The Company intends to continue adding new features and applications and enhancing existing features to meet the marketplace demands. To this end, the Company intends to incorporate new technologies and standards as they are embraced by the aviation industry.

LEVERAGE EXISTING CUSTOMER BASE. The Company's products and services are used by more than 40 customers worldwide. The Company is seeking to expand its customer relationships by providing additional products and services, by licensing additional users and by upgrading customers from service bureau to in-house systems.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

MANAGEMENT

The Company has experienced significant changes in its business, such as the integration of the operations of the Support, the establishment of new and demanding joint marketing relationships, and the expansion of its products and services. Such changes have placed, and may continue to place, a significant strain on the Company's management and operations In order to manage such changes, the Company has added a number of new staff positions including a Chief Financial Officer, a Vice President of Marketing and Sales and a Director of Finance.

The Company must also continue to improve its operational, financial and business systems and hire the required management to implement the systems and manage change effectively.

SUMMARY

Management will continue to aggressively pursue its objectives of integrating the Canadian operations, improving customer service and maximizing shareholder return. To this end, management is committed to implementing and enhancing the above noted plans on an ongoing basis. While these plans have resulted in some immediate benefits, the Company may require additional funding to completely achieve its objectives and intends to seek such from various sources, including debt or equity offerings when and if such financing is available to the Company. No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful (whether due to a lack of required financing or otherwise).

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

                           PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS:
          None

Item 2.   CHANGES IN SECURITIES:
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          None

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

THREE MONTHS ENDED JANUARY 31, 1994
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUFLIGHT, INC.
                                   ----------------------------------------
                                             (Registrant)

Date:     November 22, 1995        By:  /s/  Russell K. Thal
       ----------------------          ------------------------------------
                                             Chief Executive Officer

Date:     November 22, 1995        By:  /s/  Duncan Macdonald
       ----------------------          ------------------------------------
                                             Chief Financial Officer