Form 10QSB/A
period 1994-04-30
COMPUFLIGHT INC
filed 1995-12-01
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                  FORM 10-QSB-A

                                 AMENDMENT NO. 1

                   [ X ] QUARTERLY UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  APRIL 30, 1994
--------------------------------------------------------------------------------

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                                 0-15362
                      ----------------------------------------------------------

                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     11-2883366
-----------------------------------------    -----------------------------------
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                     Identification No.)

     99 SEAVIEW DRIVE, PORT WASHINGTON, NY               11050
--------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip code)

Issuer's telephone number                         516-625-0202
                         -------------------------------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes          No     X
                          -------     -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                      Yes          No
                         --------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, as of June 8, 1994 and November 15, 1995 was 1,576,980 shares.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

SIX MONTHS ENDED APRIL 30, 1994
--------------------------------------------------------------------------------


                                    I N D E X

                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of April 30, 1994.       3

          Consolidated Statements of Operations - For the Six and
          Three Months Ended April 30, 1994 and April 30, 1993 . . .       4

          Condensed Consolidated Statements of Cash Flows - For the
          Six Months Ended April 30, 1994 and April 30, 1993 . . . .       5

          Notes to Condensed Consolidated Financial Statements . . .       6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . .      12

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .      16

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                       APRIL 30,
                                                                            1994
--------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and cash equivalents                                     $      10,711
    Trade receivables, net of allowance                                 357,939
    Current portion of long term licensing agreements
    receivable (Note 4)                                                 235,081
    Income taxes receivable (Note 5)                                    292,525
    Prepaid expenses and other current assets                            48,772
                                                                    -----------

       Total current assets                                             945,028

Investment in Skyplan Services, Ltd. (Note 6)                           202,440
Fixed assets, net of accumulated depreciation                           439,283
Other assets                                                              9,000
                                                                    -----------
                                                                  $   1,595,751
                                                                    -----------
                                                                    -----------

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities
    Bank indebtedness - Line of credit                            $      92,842
    Payables and accruals (Note 7)                                      654,385
    Support shareholder demand loans (Note 8)                            65,070
    Note payable - third party                                           15,451
    Global demand loan payable (Note 9)                                 215,852
    Current portion of loans payable - related parties (Note 10)         10,818
    Current portion of note payable - former affiliate (Note 11)        240,000
                                                                    -----------

       Total current liabilities                                      1,294,418

Long term liabilities
    Loans payable - related parties (Note 10)                            86,760
    Note payable - former affiliate (Note 11)                           375,653
                                                                    -----------

       Total long term liabilities                                      462,413

Minority Interest in Navtech Systems Support Inc.                        49,100

Shareholders' Deficiency
    Capital stock, $.001 par value                                        1,577
    Additional paid-in capital                                        1,769,488
    Note receivable - former Chairman (Note 3)                         (779,784)
    Due from related company, net of allowance (Note 12)               (387,114)
    Cumulative foreign currency translation adjustment                   46,873
    Deficit                                                            (861,220)
                                                                    -----------

                                                                       (210,180)
                                                                    -----------

                                                                  $   1,595,751
                                                                    -----------
                                                                    -----------

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    SIX MONTHS ENDED            THREE MONTHS ENDED
                                                      APRIL 30,                    APRIL 30,
                                                    1994           1993          1994          1993
-------------------------------------------------------------------------------------------------------
Revenue
    Service fees                                $  993,545    $   289,359    $  448,814    $  164,708
    Hardware, software and license sales            12,456         93,658             -        90,470
                                                 ---------      ---------     ---------     ---------
                                                 1,006,001        383,017       448,814       255,178
                                                 ---------      ---------     ---------     ---------

Costs and Expenses
    Operating                                      939,292        312,372       497,509       214,314
    Selling, general and administrative            356,938         55,187       169,120        27,447
    Research and development                       119,401        189,431        54,937        75,102
    Depreciation and amortization                   74,438         19,006        37,290        10,242
                                                 ---------      ---------     ---------     ---------
                                                 1,490,069        575,996       758,856       327,105
                                                 ---------      ---------     ---------     ---------

Operating loss                                    (484,068)      (192,979)     (310,042)      (71,927)

Other income (expense)
    Interest income                                 17,972          9,643         8,907         1,768
    Interest expense                               (66,374)       (42,443)      (31,299)      (27,486)
    Management fee - related party (Note 12)             -        574,061             -       574,061
    Provision for loss - related party (Note 12)         -       (238,800)            -      (238,800)
    Realized foreign exchange gain (loss)          108,480       (110,510)       79,481       (80,972)
    Other                                           51,590         10,481        51,590        13,261
                                                 ---------      ---------     ---------     ---------

Income (loss) before taxes and minority
    interest                                      (372,400)         9,453      (201,363)      169,905

Income tax benefit (Note 5)                         36,621         66,312        14,073        26,282
                                                 ---------      ---------     ---------     ---------

Income (loss) before minority interest            (335,779)        75,765      (187,290)      196,187

Minority interest                                   31,713              -        16,311             -
                                                 ---------      ---------     ---------     ---------

Net earnings (loss)                             $ (304,066)   $    75,765    $ (170,979)   $  196,187
                                                 ---------      ---------     ---------     ---------
                                                 ---------      ---------     ---------     ---------

-------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                   $    (0.19)   $      0.05    $    (0.11)   $     0.12
                                                 ---------      ---------     ---------     ---------
                                                 ---------      ---------     ---------     ---------

Weighted Average Number of Common
    Shares Outstanding                           1,576,980      1,576,980     1,576,980     1,576,980
                                                 ---------      ---------     ---------     ---------
                                                 ---------      ---------     ---------     ---------

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)


FOR THE SIX MONTHS ENDED APRIL 30,                         1994            1993
--------------------------------------------------------------------------------
Operating Activities
     Net (loss) income                               $  (304,066)    $    75,765
     Adjustments to reconcile net (loss) income
       to net cash provided by (used in) operating
       activities
           Depreciation and amortization                  74,438          19,006
           Minority interest                             (31,713)              -
     Changes in operating assets and liabilities
       net of the effects of the acquisition of
       Compuflight, Inc.
           (Increase) decrease in assets - net          (107,061)         43,460
           Increase in liabilities - net                 156,095          81,581
                                                      ----------      ----------
Net cash provided by (used in) operating activities     (212,307)        219,812
                                                      ----------      ----------

Investing Activities
     Repayment of note receivable - director and
       officer                                             7,183               -
     Increase in advance to related company               (4,313)       (400,238)
     Partial Redemption of Investment in Skyplan
     Services, Ltd.                                       43,513           4,905
     Purchase of fixed assets                            (15,233)        (10,513)
                                                      ----------      ----------
Net cash provided by (used in) investing activities       31,150        (405,846)
                                                      ----------      ----------

Financing Activities
     Net cash on acquisition of Compuflight, Inc.         84,242               -
     (Decrease) increase in bank indebtedness            (60,892)         57,860
     Proceeds from Support shareholder demand loans            -         115,498
     Proceeds from Global demand loan                    204,490               -
     Payment of loans                                    (60,528)         (3,188)
     Payments of Support shareholder demand loans                         (7,961)
                                                      ----------      ----------
Net cash provided by financing activities                167,312         162,209
                                                      ----------      ----------

Effect of Translation Adjustments on Cash                 24,556          23,825
                                                      ----------      ----------

Net Increase in Cash and Cash Equivalents                 10,711               -

Cash and Cash Equivalents at Beginning of Year                 -               -
                                                      ----------      ----------

Cash and Cash Equivalents at End of Period           $    10,711     $         -
                                                      ----------      ----------
                                                      ----------      ----------

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED APRIL 30, 1994
--------------------------------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of April 30, 1994, the consolidated statements of operations for the three and six months ended April 30, 1994 and 1993, and the consolidated statement of cash flow for the six months ended April 30, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flow at April 30, 1994 and for all periods presented, have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1993. Results of operations for the six months ended April 30, 1994 are not necessarily indicative of the operating results for the full year.

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

3.   BASIS OF PRESENTATION

ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993, the Company and its former Chairman consummated a stock purchase agreement, dated as of October 31, 1993, with Ray English & Associates Inc., ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, as of April 30, 1994, the Company had issued 1,114,644 shares of the Company's common stock (valued at $.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman (valued at $133,768; the decrement in value, $666,232, was charged to Compuflight's fiscal 1993 operations) as discussed below for all of the outstanding stock of Efficient Aviation Systems Inc. ("EAS", a wholly-owned subsidiary of RE&A) and approximately 87% of the outstanding common shares of Navtech Systems Support Inc. ("Support", a company controlled by RE&A and its principal shareholders).

Contemporaneously with the stock purchase agreement, the Company's former Chairman and his immediate family sold their 238,872 shares of the Company's common stock to RE&A in exchange for an $800,000 note payable to the Company's former Chairman. In connection with the Company's acquisition of EAS, the Company has assumed RE&A's note payable to the Company's former Chairman and as a result the former Chairman's indebtedness to the Company was reduced to $804,000. Such indebtedness is payable in equal monthly installments over a ten year period, together with interest at 4 1/2% per annum. Further, the Company entered into a ten year consulting agreement with its former Chairman providing for fees payable substantially upon the same terms as the indebtedness repayment and, accordingly, this note has been presented as a component of Shareholders' Deficiency.

The Company also granted the remaining Support common shareholder the right to acquire 125,000 shares of the Company's stock on the same basis as accorded to RE&A and the other Support shareholders (which right was exercised in November
1995). In addition, the Company agreed that its previously existing public shareholders of record on December 11, 1993 would have the right to purchase one share of the Company's common stock for each share then held at a price of $1.29. Such rights expired on February 28, 1995.

As a result of the above, as of April 30, 1994, RE&A and the other former shareholders of Support had acquired approximately 87% of the Company's common stock, and accordingly, the Company has accounted for the above transactions as a recapitalization of Support and EAS with Support and EAS as the acquirer of the Company for financial reporting purposes. Accordingly, Support and EAS's combined net assets have been presented at historical cost and the Company's net assets have been recorded at their fair market value, which has been determined to approximate historical cost. The historical operating results are those of the acquirer (Support and EAS) and the Company's operating results have been included from the effective date of the acquisition (November 1, 1993). Presented below are the unaudited pro forma condensed operating results for the six months ended April 30, 1993, as if the transactions had been consummated on November 1, 1992.

     Revenue                                               $ 1,073,731

     Costs and expenses                                      1,599,713
                                                             ---------
     Operating loss                                           (525,982)

     Other income                                              265,404
                                                             ---------
     Net loss before taxes and minority interest              (260,578)

     Income tax benefit                                         66,312
                                                             ---------

     Net loss before minority interest                        (194,266)

     Minority interest                                          (9,849)
                                                             ---------

     Net loss                                              $  (204,115)
                                                             ---------
                                                             ---------

     Net loss per share                                    $     (0.13)
                                                             ---------
                                                             ---------

     Average shares outstanding                              1,576,980
                                                             ---------
                                                             ---------

4.   LONG TERM LICENSING AGREEMENTS

Support licenses the use of its computer software products under long-term licensing agreements. In cases where a licensing agreement transfers substantially all of the risks and benefits of ownership of said license to a licensee, the licensing agreement is recorded as a software sale in the period in which the software is installed and operational. Amounts due under long-term licensing agreements, $235,081 at April 30, 1994, are recorded net of estimated amounts related to ongoing software support.

5.   INCOME TAXES RECEIVABLE

Income taxes receivable consist of:

Scientific Research and Experimental Development
     Investment Tax Credits recoverable                            $     287,246
Other income taxes receivable                                              5,279
                                                                      ----------
                                                                   $     292,525
                                                                      ----------
                                                                      ----------

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT ELIGIBLE EXPENDITURES (INVESTMENT TAX CREDITS)

Support is engaged in Scientific Research and Experimental Development activities directed toward developing new software functionality. Under the Income Tax Act (Canada), Support is entitled to claim investment tax credits for certain eligible current and capital expenditures. These amounts are shown as a component of income tax expense (benefit). In addition, the Company has earned investment tax credits relating to Scientific Research and Experimental Development eligible expenditures totaling $2,949, which can only be claimed to offset taxes payable and have therefore not been recorded in this fiscal period.


6.   INVESTMENT IN SKYPLAN SERVICES, LTD. ("SKYPLAN")

The investment in shares of Skyplan Systems, Ltd., of Calgary, Alberta, Canada, $202,440 at April 30, 1994, represents redeemable preferred stock received by the Company in settlement of a receivable from the sale of a license for the use of its computer software product FOMS (Flight Operations Management Software). The shares are valued at their stated cost of $5.00 Canadian per share. Prior to June, 1994, the shares of Skyplan were being redeemed at varying amounts on an irregular repayment schedule. Pursuant to a revised licensing agreement signed in June 1994, the remaining 56,000 Series N shares of Skyplan are to be redeemed at $5.00 Canadian per share at a rate of $18,000 Canadian per month.

7.   PAYABLES AND ACCRUALS

Payables and accruals at April 30, 1994 consist of the following:

Trade payables                                   $     352,093
Accrued liabilities                                     62,708
Accrued interest - related parties                      51,128
Deferred salaries                                      188,456
                                                    ----------

                                                 $     654,385
                                                    ----------
                                                    ----------

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

10.  LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian ($86,760 U.S. at April 30, 1994) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997 and bears interest at 15% per annum payable monthly. Also included is a separate chattel mortgage on specific computer equipment, due to the above noted brother personally, which bears interest at 15% per annum and is repayable in monthly installments of principal and interest of $1,078 Canadian. The outstanding balance at April 30, 1994 was $14,962 Canadian ($10,818 U.S.). The balance in its entirety was repaid in July 1995.

11.  NOTE PAYABLE - FORMER AFFILIATE

At July 31, 1993, the Company had outstanding accounts payable due to Sandata, Inc. ("Sandata"), an affiliate of Bert E. Brodsky, the Company's former Chairman, in the approximate amount of $676,000. On such date, the Company delivered to Sandata a promissory note in such approximate principal amount payable with interest at the rate of 1% over the prime rate in equal monthly payments of principal and interest of $20,000 until April 1994, when the balance of such obligation was to become due (the "Sandata Note"). The Sandata Note replaced the Company's accounts payable obligation to Sandata for the same amount. The Company had made $60,000 in payments against this promissory note as of November 1, 1993. Effective November 1, 1993, the Sandata Note was modified so that it is repayable in equal monthly installments of principal in the amount of $20,000, together with accrued interest thereon at the rate of 10% per annum, commencing February 28, 1994. During the period February 1, 1994 to April 30, 1994 the Company had made $60,000 in payments against this promissory note. In addition to such monthly payments in payment of the Sandata Note, the Company is required to pay to Sandata an amount equal to (a) 20% of all monies received from stand-alone commercial system sales and/or licensing of flight planning software by the Company, EAS or Support or any subsidiary thereof and (b) 75% of all monies received by Compuflight from Harris Corporation ( see MD&A "Harris Corporation") with respect to the Company's claims discussed herein. Payment of the Sandata
Note is secured by a first lien on substantially all of Compuflight's assets as they were recorded at the date of acquisition.

12.  DUE FROM RELATED COMPANIES, NET OF ALLOWANCE

In 1993, Support charged its parent company, RE&A, a management and marketing fee in connection with the management of the Military and Air Traffic Control ("ATC") versions of the FOMS software. Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. Substantially all such fees were incurred and funds were advanced prior to the acquisition discussed in Note
3. The Company has taken an allowance of $238,800 for the period ended April 30, 1993 (valued at $216,900 on the balance sheet at April 30, 1994) against the total receivable to show a net amount believed by the Company to be equivalent approximately to the net worth of RE&A as of the particular date (such net worth being substantially based upon the shares of the Company beneficially owned by RE&A as of such date).

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30,1994
--------------------------------------------------------------------------------

As discussed in the notes to the Company's financial statements included herein, due to the change in control resulting from the Company's acquisitions of EAS and Support, the Company's statements of operations for the three and six months ended April 30, 1993 and statement of cash flow for the six months ended April 30, 1993 reflect the combined operations of EAS and Support (and not Compuflight) for such periods; however, Compuflight's operations are included in the three and six months ended April 30, 1994. Accordingly, the significant variances in revenue and costs and expenses between the three and six months ended April 30, 1994 and 1993 are primarily the result of such accounting treatment. The pro forma discussion below reflects the operations of the Company (i.e., EAS, Support and Compuflight) for the six months ended April 30, 1993 as if the acquisitions had occurred as of November 1, 1992.

RESULTS OF OPERATIONS

Revenue from service fees and hardware, software and license sales increased from $383,017 during the six months ended April 30, 1993 to $1,006,001 for the six months ended April 30, 1994, primarily due to the inclusion of Compuflight's service fee revenue of approximately $768,000. On a pro forma basis revenue remained generally constant with a marginal decrease of $67,730.

Other income for the six months ended April 30, 1994 was $111,668 as compared to $202,432 for the same six month period ended April 30, 1993. The decrease was due mainly to the inclusion of a one time management and marketing fee of $335,261, net of allownaces, charged to RE&A in the six months ended April 30, 1993 which was partially offset by realized foreign exchange loss. On a pro forma basis, other income decreased approximately $112,000 due mainly to the fee noted above less the realized foreign exchange loss.

Operating expenses for the six months ended April 30, 1994 increased $626,920 or 201% as compared to the six month period ended April 30, 1993 primarily due to the inclusion of Compuflight's operating expenses of approximately $548,000 for the current period and the waiver of previously expensed and deferred salaries of $82,991 during the 1993 period. On a pro forma basis, operating expenses decreased approximately $344,000 during the six month period ended April 30, 1994 primarily due to decreased subcontracting costs of Compuflight (approximately $220,000) and the above noted waiver.

Selling, general and administrative expenses for the six months ended April 30, 1994 increased $301,751 or 547% as compared to the same six month period ended April 30, 1993. The increase was primarily due to the inclusion of Compuflight's selling, general and administrative expenses of approximately $244,500 for the current period. On a pro forma basis, selling, general and administrative expenses increased approximately $107,500 during the six months ended April 30, 1994 as compared to the six months ended April 30, 1993, and as a percentage of revenue increased from approximately 23% to 35%. Such increase was primarily the result of increases in professional and consulting fees.

The net loss for the six months ended April 30, 1994 was $304,066 as compared to net earnings of $75,765 for the six month period ended April 30, 1993. The change was primarily due to the inclusion of a one time management and marketing fee of $335,261, net of allowance, charged to RE&A for the six months ended April 30, 1993 as well as the waiver of previously expensed and deferred salaries of $82,991. On a pro forma basis, the net loss for the six months ended April 30, 1994 increased approximately $99,900 as compared to the six months ended April 30, 1993, due to the 1993 income inclusion noted above, less Compuflight's loss for the same period in 1993 of approximately $270,000.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1994 the Company had a working capital deficiency of $349,390. The Company's operations for the six months ended April 30, 1994 used cash flows of $212,307 primarily due to the net loss of $304,066 for the period. Investing activities for the same period provided $31,150 primarily due to a partial redemption of Support's investment in Skyplan Services, Ltd. Financing activities accounted for an additional provision of $167,312, primarily due to the proceeds from a $200,000 loan received during that period. The Company had no material non-working capital commitments as of April 30, 1994.

COMMITMENT

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of the Support for $100 Canadian each plus a bonus amount. As at April 30,1994 no dividends have been paid or declared on these shares. The bonus amount is dependent on the length of time the shares are outstanding. The aggregate amount required to redeem such shares is as follows:

          If redeemed at:                    $ Canadian
          ---------------                    ----------
          April 30, 1994                     504,000
          October 31, 1994                   528,000
          October 31, 1995, and thereafter   540,000


PLAN OF OPERATION

The Company's liquidity at April 30, 1994 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands

HARRIS CORPORATION

On January 17, 1991, the Company entered into a fixed price subcontract with Harris Corporation ("Harris") for the development of flight planning software, training and related documentation for the United States Air Force ("Air Force"). The total fixed price for the 24 month subcontract was $2,168,268. As of October 31, 1993, the full fixed price subcontract had been billed and collected. During the course of the contract, Harris and the Company undertook additional work effort requested by the Air Force, which Harris and the Company considered beyond the scope of the statement of work of the fixed price contract.

In January 1995, the Company filed with Harris claims aggregating approximately $737,000 for services which the Company considered beyond the scope of the subcontract. Harris has advised the Company that it intends to include in its claims to the Air Force approximately $612,000 for services rendered by the Company. Harris has further advised the Company that it will pay such claims on a proportionate basis to the extent it receives payments from the Air Force.

The Company believes that it is entitled to recover the entire $737,000 claim from Harris whether or not Harris receives payment from the Air Force and, therefore, is continuing to actively pursue its claims against Harris. No assurances can be given that any amounts will be received by the Company as a result of its claims. Accordingly, such claims are not accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to pursue additional extensions with its creditors.

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries ($188,456 at April 30, 1994) waived in addition to those previously waived ($82,991 at April 30, 1993).

CORPORATE STRATEGY

In an effort to increase working capital and expand market share, the Company has adopted the following key strategies:

EXPAND WORLDWIDE DISTRIBUTION. The Company plans to continue to expand its sales efforts both in domestic and international markets. The Company has also established and intends to continue expanding alternate channels of distribution through teaming agreements, joint marketing agreements and strategic alliances with major aviation software vendors, leading consulting firms and systems integrators. In particular, Support established a joint marketing agreement with Transquest, an Atlanta, Georgia based systems integrator, on May 12, 1994, under which Transquest will market Support's software and services internationally and domestically.

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

MANAGEMENT

The Company has experienced significant changes in its business, such as the integration of the operations of Support, the establishment of new and demanding joint marketing relationships, and the expansion of its products and services. Such changes have placed, and may continue to place, a significant strain on the Company's management and operations In order to manage such changes, the Company has added a number of new staff positions, including a Chief Financial Officer, a Vice President of Marketing and Sales and a Director of Finance.

The Company must also continue to improve its operational, financial and business systems and to hire the required management to implement the systems and manage change effectively.

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
SIX MONTHS ENDED APRIL 30, 1994
--------------------------------------------------------------------------------



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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          None

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

SIX MONTHS ENDED APRIL 30, 1994
--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMPUFLIGHT, INC.
                                   ---------------------------------------
                                        (Registrant)

Date:   November 29, 1995          By:  /s/  Russell K. Thal
      -----------------------          -----------------------------------
                                             Chief Executive Officer

Date:   November 29, 1995          By:  /s/  Duncan Macdonald
      ----------------------           -----------------------------------
                                             Chief Financial Officer