Form 10QSB
period 1994-07-31
COMPUFLIGHT INC
filed 1995-12-01
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   July 31, 1994
--------------------------------------------------------------------------------

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                     to
                              ---------------------   --------------------------
Commission File Number                                 0-15362
                      ----------------------------------------------------------

                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                   11-2883366
--------------------------------------    --------------------------------------
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                  Identification No.)

     99 Seaview Drive, Port Washington, NY               11050
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip code)

Issuer's telephone number              516-625-0202
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
                      Yes          No
                         -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of September 14, 1994 and November 15, 1995 was 1,576,980 shares.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

NINE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------


                                    I N D E X

                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of July 31, 1994. . . . . . 3

          Consolidated Statements of Operations - For the Nine and
          Three Months Ended July 31, 1994 and July 31, 1993. . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows - For the
          Nine Months Ended July 31, 1994 and July 31, 1993 . . . . . . . . . 5

          Notes to Condensed Consolidated Financial Statements. . . . . . . . 6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . .12

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                        JULY 31,
                                                                            1994
--------------------------------------------------------------------------------

ASSETS
Current assets
     Cash and cash equivalents                                    $       5,429
     Receivables, net of allowance                                      415,077
     Current portion of long term licensing agreements
      receivable (Note 4)                                               207,393
     Income taxes receivable (Note 5)                                   291,730
     Prepaid expenses and other current assets                           36,506
                                                                    -----------
        Total current assets                                            956,135

Long term licensing agreements receivable (Note 4)                      308,304
Investment in Skyplan Services, Ltd. (Note 6)                           175,924
Fixed assets, net of accumulated depreciation                           443,758
Other assets                                                              9,000
                                                                    -----------

                                                                  $   1,893,121
                                                                    -----------
                                                                    -----------

--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Bank indebtedness - Line of credit                           $      39,794
     Payables and accruals (Note 7)                                     737,285
     Support shareholder demand loans (Note 8)                           64,890
     Note payable - third party                                          31,368
     Global demand loan payable (Note 9)                                207,530
     Current portion of loans payable - related parties (Note 10)        11,197
     Current portion of note payable - former affiliate (Note 11)       242,910
                                                                    -----------

        Total current liabilities                                     1,334,974

Long term liabilities
     Loans payable - related parties (Note 10)                           86,520
     Note payable - former affiliate (Note 11)                          315,653
                                                                    -----------

        Total long term liabilities                                     402,173

Minority Interest in Navtech Systems Support Inc.                        90,956
Shareholders' Equity
     Capital stock, $.001 par value                                       1,577
     Additional paid-in capital                                       1,769,488
     Note receivable - former Chairman (Note 3)                        (763,408)
     Due from related company, net of allowance (Note 12)              (388,600)
     Cumulative foreign currency translation adjustment                  36,131
     Deficit                                                           (590,170)
                                                                    -----------

                                                                         65,018
                                                                    -----------

                                                                  $   1,893,121
                                                                    -----------
                                                                    -----------


            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                         NINE MONTHS ENDED             THREE MONTHS ENDED
                                                             JULY 31,                      JULY 31,
                                                           1994           1993           1994          1993
--------------------------------------------------------------------------------------------------------------
Revenue
    Service fees                                     $ 1,669,848    $   413,160    $   676,303    $  123,801
    Hardware, software and license sales                 330,291         93,658        317,835             -
                                                      ----------     ----------     ----------     ---------
                                                       2,000,139        506,818        994,138       123,801
                                                      ----------     ----------     ----------     ---------

Costs and Expenses
    Operating                                          1,416,232        482,863        476,940       170,491
    Selling, general and administrative                  464,179         88,045        107,241        32,858
    Research and development                             170,331        248,533         50,930        59,102
    Depreciation and amortization                        104,588         51,301         30,150        32,295
                                                      ----------     ----------     ----------     ---------
                                                       2,155,330        870,742        665,261       294,746
                                                      ----------     ----------     ----------     ---------

Operating (loss) income                                 (155,191)      (363,924)       328,877      (170,945)

Other income (expense)
    Interest income                                       26,612          9,643          8,640             -
    Interest expense                                    (101,757)       (63,064)       (35,383)      (20,621)
    Management fee - related party (Note 12)                   -        574,061              -             -
    Provision for loss - related party (Note 12)               -       (238,800)             -             -
    Realized foreign exchange gain (loss)                108,311       (131,210)          (169)      (20,700)
    Other                                                 62,531         13,938         10,941         3,457
                                                      ----------     ----------     ----------     ---------

Income (loss) before taxes and minority
    interest                                             (59,494)      (199,356)       312,906      (208,809)

Investment tax credit                                     36,621         86,992              -        20,680
                                                      ----------     ----------     ----------     ---------

Income (loss) before minority interest                   (22,873)      (112,364)       312,906      (188,129)

Minority interest                                        (10,143)             -        (41,856)            -
                                                      ----------     ----------     ----------     ---------

Net earnings (loss)                                  $   (33,016)   $  (112,364)   $   271,050    $ (188,129)
                                                      ----------     ----------     ----------     ---------
                                                      ----------     ----------     ----------     ---------

--------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                        $     (0.02) $       (0.07)   $      0.17    $    (0.12)
                                                      ----------     ----------     ----------     ---------
                                                      ----------     ----------     ----------     ---------

Weighted Average Number of Common
    Shares Outstanding                                 1,576,980      1,576,980      1,576,980     1,576,980
                                                      ----------     ----------     ----------     ---------
                                                      ----------     ----------     ----------     ---------

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)


FOR THE NINE MONTHS ENDED JULY 31,                                   1994           1993
--------------------------------------------------------------------------------------------
Operating Activities
    Net loss                                                     $   (33,016)   $  (112,364)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
          Depreciation and amortization                              104,588         51,301
          Minority interest                                           10,143              -
    Changes in operating assets and liabilities net of the effects of the acquisition of Compuflight, Inc.
          (Increase) decrease in assets - net                       (439,805)        48,932
          Increase in liabilities - net                              259,192         99,993
                                                                  ----------     ----------
Net cash (used in) provided by operating activities                  (98,898)        87,862
                                                                  ----------     ----------
Investing Activities
    Repayment of note receivable - director and officer                7,183              -
    Increase in advance to related company                            (7,022)      (404,335)
    Partial redemption of Investment in Skyplan Services, Ltd.        69,555         16,653
    Advance from Compuflight, Inc.                                         -         50,908
    Purchase of fixed assets                                         (50,166)       (52,202)
                                                                  ----------     ----------
Net cash provided by (used in) investing activities                   19,550       (388,976)
                                                                  ----------     ----------

Financing Activities
    Net cash on acquisition of Compuflight, Inc.                      84,242              -
    (Decrease) increase in bank indebtedness                        (113,859)        77,308
    Issue of shares                                                        -        256,679
    Proceeds from Global demand loan                                 196,168              -
    Proceeds from Support shareholder demand loans                         -        115,498
    Payment of loans                                                (117,206)        (3,842)
    Payments of Support shareholder demand loans                           -       (168,517)
                                                                  ----------     ----------
Net cash provided by financing activities                             49,345        277,126
                                                                  ----------     ----------

Effect of Translation Adjustments on Cash                             35,432         23,988
                                                                  ----------     ----------

Net Increase in Cash and Cash Equivalents                              5,429              -

Cash and Cash Equivalents at Beginning of Year                             -              -
                                                                  ----------     ----------

Cash and Cash Equivalents at End of Period                       $     5,429    $         -
                                                                  ----------     ----------
                                                                  ----------     ----------

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of July 31, 1994, consolidated statements of operations for the three and nine months ended July 31, 1994 and 1993 and the consolidated statements of cash flow for the nine months ended July 31, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flow at July 31, 1994 and for all periods presented, have been made.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1993. Results of operations for the nine months ended July 31, 1994 are not necessarily indicative of the operating results for the full year.

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

3.   BASIS OF PRESENTATION

ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993, the Company and its former Chairman consummated a stock purchase agreement, dated as of October 31, 1993, with Ray English & Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, as at July 31, 1994, the Company had issued 1,114,644 shares of the Company's common stock (valued at $.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman (valued at $133,768; the decrement in value, $666,232, was charged to Compuflight's fiscal 1993 operations) as discussed below for all of the outstanding stock of Efficient Aviation Systems Inc. ("EAS", a wholly-owned subsidiary of RE&A) and approximately 87% of the outstanding common shares of Navtech Systems Support Inc. ("Support", a company controlled by RE&A and its principal shareholders).

Contemporaneously with the stock purchase agreement, the Company's former Chairman and his immediate family sold their 238,872 shares of the Company's common stock to RE&A in exchange for an $800,000 note payable to the Company's former Chairman. In connection with the Company's acquisition of EAS, the Company has assumed RE&A's note payable to the Company's former Chairman and as a result the former Chairman's indebtedness to the Company was reduced to $804,000. Such indebtedness is payable in equal monthly installments over a ten year period, together with interest at 4 1/2% per annum. Further, the Company entered into a ten year consulting agreement with its former Chairman providing for fees payable, substantially upon the same terms as the indebtedness repayment, and, accordingly, this note has been presented as a component of Shareholders' Equity.

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

As a result of the above, as of July 31, 1994, RE&A and the other former shareholders of Support had acquired approximately 87% of the Company's common stock, and accordingly, the Company has accounted for the above transactions as a recapitalization of Support and EAS with Support and EAS as the acquirer of the Company for financial reporting purposes. Accordingly, Support and EAS's combined net assets have been presented at historical cost and the Company's net assets have been recorded at their fair market value, which has been determined to approximate historical cost. The historical operating results are those of the acquirer (Support and EAS) and the Company's operating results have been included from the effective date of the acquisition (November 1, 1993). Presented below are the unaudited pro forma condensed operating results for the nine months ended July 31, 1993, as if the transactions had been consummated on November 1, 1992.

     Revenue                                             $ 1,561,703

     Costs and expenses                                    2,307,995
                                                           ---------
     Operating loss                                         (746,292)

     Other income                                            253,284
                                                           ---------

     Net loss before taxes and minority interest            (493,008)

     Income tax benefit                                       86,992
                                                           ---------

     Net loss before minority interest                      (406,016)

     Minority interest                                        14,608
                                                           ---------

     Net loss                                            $  (391,408)
                                                           ---------
                                                           ---------

     Net loss per share                                  $     (0.25)
                                                           ---------
                                                           ---------

     Average shares outstanding                            1,576,980
                                                           ---------
                                                           ---------

4.   LONG TERM LICENSING AGREEMENTS

Support licenses the use of its computer software products under long-term licensing agreements. In cases where a licensing agreement transfers substantially all of the risks and benefits of ownership of said license to a licensee, the licensing agreement is recorded as a software sale in the period in which the software is installed and operational. Amounts due under long-term licensing agreements, $515,697 at July 31, 1994, are recorded net of estimated amounts related to ongoing software support. Of this amount, $308,304 is due after one year.

5.   INCOME TAXES RECEIVABLE

Income taxes receivable consist of:

Scientific Research and Experimental Development
    Investment Tax Credits recoverable                             $     286,451
Other income taxes receivable                                              5,279
                                                                     -----------
                                                                   $     291,730
                                                                     -----------
                                                                     -----------

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT ELIGIBLE EXPENDITURES (INVESTMENT TAX CREDITS)

Support is engaged in Scientific Research and Experimental Development activities directed toward developing new software functionality. Under the Income Tax Act (Canada), Support is entitled to claim investment tax credits for certain eligible current and capital expenditures. These amounts are shown as a component of income tax expense (benefit). In addition, the Company has earned investment tax credits relating to Scientific Research and Experimental Development eligible expenditures totaling $13,135 which can only be claimed to offset taxes payable and have therefore not been recorded in this fiscal period

6.   INVESTMENT IN SKYPLAN SERVICES, LTD. ("SKYPLAN")

The investment in shares of Skyplan Systems, Ltd., of Calgary, Alberta, Canada, $175,924 at July 31, 1994, represents redeemable preferred stock received by the Company in settlement of a receivable from the sale of a license for the use of its computer software product FOMS (Flight Operations Management Software). The shares are valued at their stated cost of $5.00 Canadian per share. Prior to June, 1994, the shares of Skyplan were being redeemed at varying amounts on an irregular repayment schedule. Pursuant to a revised licensing agreement signed in June 1994, the remaining 56,000 Series N shares of Skyplan are to be redeemed at $5.00 Canadian per share at a rate of $18,000 Canadian per month

7.   PAYABLES AND ACCRUALS

Payables and accruals at July 31,1994 consist of the following:

Trade payables                                       $   418,424
Accrued liabilities                                       72,425
Accrued interest - related parties                        51,513
Deferred salaries                                        194,923
                                                       ---------

                                                     $   737,285
                                                       ---------
                                                       ---------

8.   SUPPORT SHAREHOLDER DEMAND LOANS

Support shareholder demand loans are unsecured and bear interest at 15% per annum. The loans are due on demand and, accordingly, have been classified as current. The shareholders have the option to convert these loans into common shares of Support at various amounts per share.

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

10.  LOANS PAYABLE - RELATED PARTIES

Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian ($86,520 U.S. at July 31, 1994) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997 and bears interest at 15% per annum payable monthly. Also included is a separate chattel mortgage on specific computer equipment, due to the above noted brother personally, which bears interest at 15% per annum and is payable in monthly installments of principal and interest of $1,078 Canadian. The outstanding balance at July 31, 1994 was $15,530 Canadian ($11,197 U.S.). The balance in its entirety was repaid in July 1995.

11.  NOTE PAYABLE - FORMER AFFILIATE

At July 31, 1993, the Company had outstanding accounts payable due to Sandata, Inc. ("Sandata"), an affiliate of Bert E. Brodsky, the Company's former Chairman, in the approximate amount of $676,000. On such date, the Company delivered to Sandata a promissory note in such approximate principal amount payable with interest at the rate of 1% over the prime rate in equal monthly payments of principal and interest of $20,000 until April 1994, when the balance of such obligation was to become due (the "Sandata Note"). The Sandata Note replaced the Company's accounts payable obligation to Sandata for the same amount. The Company had made $60,000 in payments against this promissory note as of November 1, 1993. Effective November 1, 1993, the Sandata Note was modified so that it is repayable in equal monthly installments of principal in the amount of $20,000, together with accrued interest thereon at the rate of 10% per annum, commencing February 28, 1994. During the period February 1, 1994 to July 31, 1994 the Company had made $117,089 in payments against this promissory note. In addition to such monthly payments in payment of the Sandata Note, the Company is required to pay to Sandata an amount equal to (a) 20% of all monies received from stand-alone commercial system sales and/or licensing of flight planning software by the Company, EAS or Support or any subsidiary thereof and (b) 75% of all monies received by Compuflight from Harris Corporation ( see MD&A "Harris Corporation") with respect to the Company's claims discussed herein. Payment of the Sandata
Note is secured by a first lien on substantially all of Compuflight's assets as they were recorded at the date of acquisition.

12.  DUE FROM RELATED COMPANY, NET OF ALLOWANCE

In 1993, Support charged its parent company, RE&A, a management and marketing fee in connection with the management of the Military and Air Traffic Control ("ATC") versions of the FOMS software. Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. Substantially all such fees were incurred and funds were advanced prior to the acquisition discussed in Note
3. The Company has taken an allowance of $238,800 for the period ended July 31, 1993 (valued at $216,300 on the balance sheet at July 31, 1994) against the total receivable to show a net amount believed by the Company to be equivalent approximately to the net worth of RE&A as of the particular date (such net worth being substantially based upon the shares of the Company beneficially owned by RE&A as of such date).

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

Since the amount due from RE&A is in all likelihood recoverable only from amounts payable by Support, the amount due from related company, net of allowance, has been classified as an element of Shareholders' Equity.

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------

As discussed in the notes to the Company's financial statements included herein, due to the change in control resulting from the Company's acquisitions of EAS and Support, the Company's statements of operations for the three and nine months ended July 31, 1993 and statement of cash flow for the nine months ended July 31, 1993 reflect the combined operations of EAS and Support (and not Compuflight) for such periods; however, Compuflight's operations are included in the three and nine months ended July 31, 1994. Accordingly, the significant variances in revenue and costs and expenses between the three and nine months ended July 31, 1994 and 1993 are primarily the result of such accounting treatment. The pro forma discussion below reflects the operations of the Company (i.e., EAS, Support and Compuflight) for the nine months ended July 31, 1993, as if the acquisitions had occurred as of November 1, 1992.

RESULTS OF OPERATIONS

Revenue from service fees and hardware, software and license sales increased from $506,818 during the nine months ended July 31, 1993 to $2,000,139 for the nine months ended July 31, 1994, primarily due to the inclusion of Compuflight's service fee revenue of approximately $1,145,973. On a pro forma basis, revenue increased approximately $438,436 primarily due to the inclusion of a fee of approximately $318,000 for the renewal of the software license held by Skyplan Services, Ltd as well an increase in customer base.

Other income for the nine months ended July 31, 1994 decreased $68,871 or 42% as compared to the nine month period ended July 31, 1993. The decrease was due mainly to the inclusion of a one time management and marketing fee of $335,261, net of allowance, charged to RE&A in the nine months ended July 31, 1993 which was partially offset by the realized foreign exchange loss for that period of $131,210 as compared to a gain of $108,311 for the same period in 1994.

Operating expenses for the nine months ended July 31, 1994 increased $933,369 or 193% as compared to the same nine month period ended July 31, 1993, primarily due to the inclusion of Compuflight's operating expenses of approximately $820,000 for the current period and the waiver of previously expensed and deferred salaries of $82,991 during the 1993 period. On a pro forma basis, operating expenses decreased approximately $386,000 during the nine month period ended July 31, 1994, primarily due to decreased subcontracting costs of Compuflight (approximately $220,000) and the above noted waiver.

Selling, general and administrative expenses for the nine months ended July 31, 1994 increased $376,134 or 427% as compared to the nine month period ended July 31, 1993. The increase was primarily due to the inclusion of Compuflight's selling, general and administrative expenses of approximately $329,000. On a pro forma basis, selling, general and administrative expenses increased approximately $88,000 during the nine months ended July 31, 1994, as compared to the nine months ended July 31, 1993, and as a percentage of revenue decreased from approximately 24% to 23%. Such increase was primarily the result of increases in professional and consulting fees.

The net loss for the nine months ended July 31, 1994 decreased $79,348 as compared to the nine month period ended July 31, 1993. The decrease was primarily due to the impact of the inclusion of the software license renewal fee and the realized foreign exchange gain, each referred to above, offset by the management and marketing fee and waiver of deferred salary during the 1993 period, each referred to above. On a pro forma basis, the net loss for the nine months ended July 31, 1993 was $391,408 as compared to $33,016 for the nine months ended July 31, 1994 primarily due to the factors noted above as well as Compuflight's loss during the prior period..

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1994, the Company had a working capital deficiency of $378,839. The Company's operations for the nine months ended July 31, 1994, used cash flows of $98,898. Investing activities for the same period provided $19,550 primarily due to a partial redemption of Support's investment in Skyplan Services, Ltd. offset by the purchase of fixed assets. Financing activities for the nine months ended July 31, 1994 provided $49,345 primarily due to the proceeds of a $200,000 received during that period as well as cash provided by the reverse acquisition of Compuflight, Inc. offset by the repayment of bank indebtedness and the Sandata note. The Company had no material non-working capital commitments as of July 31, 1994.

COMMITMENT

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for $100 Canadian each plus a bonus amount. As at July 31, 1994, no dividends have been paid or declared on these shares. The bonus amount is dependent on the length of time the shares are outstanding. The aggregate amount required to redeem such shares is as follows:

          If redeemed at:                    $ Canadian
          ---------------                    ----------
          July 31, 1994                      516,000
          October 31, 1994                   528,000
          October 31, 1995, and thereafter   540,000


PLAN OF OPERATION

The Company's liquidity at July 31, 1994 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands

HARRIS CORPORATION

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

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several larger trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to actively pursue additional extensions with its creditors.

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries ($194,923 at July 31, 1994) waived in addition to those previously waived ($82,991 at July 31, 1993).

CORPORATE STRATEGY

In an effort to increase working capital and expand market share, the Company has adopted the following key strategies:

EXPAND WORLDWIDE DISTRIBUTION. The Company plans to continue to expand its sales efforts both in domestic and international markets. The Company has also established and intends to continue expanding alternate channels of distribution through teaming agreements, joint marketing agreements and strategic alliances with major aviation software vendors, leading consulting firms and systems integrators. In particular, Support has established a joint marketing agreement with Transquest, an Atlanta, Georgia based systems integrator, on May 12, 1994, under which Transquest will market Support's software and services internationally and domestically.

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
NINE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          None

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

NINE MONTHS ENDED JULY 31, 1994
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COMPUFLIGHT, INC.
                                        ---------------------------------------
                                                  (Registrant)

Date:     November 29, 1995             By:  /s/  Russell K. Thal
      --------------------------            -----------------------------------
                                                  Chief Executive Officer

Date:     November 29, 1995             By:  /s/  Duncan Macdonald
      --------------------------            -----------------------------------
                                                  Chief Financial Officer