Form 10KSB
period 1994-10-31
COMPUFLIGHT INC
filed 1996-03-22
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-KSB
               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     October 31, 1994
                          ----------------------------------

                [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 -------------------    ----

Commission File Number     0-15362
                       -------------------------------------

                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                     11-2883366
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     99 Seaview Boulevard, Port Washington, NY         11050
---------------------------------------------------------------
     (Address of Principal Executive Offices)        (Zip Code)

Issuer's telephone number,    516-625-0202
                           ---------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on
   Title of each class                   which registered

           None
---------------------------        -----------------------------
---------------------------        -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes    No  X
                                                                       ---   ---

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State issuer's revenues for its most recent fiscal year (1994):  $ 2,945,158
                                                                   ------------

  The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of January 31, 1996 was
$ 432,525    .
--------------

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                                    ---   ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

  The number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 1995 and 1996, were 1,576,980 and 1,701,980 shares respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                COMPUFLIGHT, INC.
                         1994 FORM 10-KSB ANNUAL REPORT



                                TABLE OF CONTENTS



                                     PART I                                PAGE

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . .16
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .18


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . .19
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . .20
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .28
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .29


                                     PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . . .30
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .32
Item 11.  Security Ownership of Certain Beneficial Owners and Management . . .34
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . .35


                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K . . . . . . . . . . . . . . .36


          INDEX TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .37

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

          INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .40

                                GLOSSARY OF TERMS


Definitions of certain terms used in this Form 10-KSB are as follows:

FIX
The radio beacon which defines the location of an airport or an enroute position in latitude and longitude.

FLIGHT PLAN
Routing, alternate routing, altitude and fuel consumption information provided to aircraft operators, and calculations which are based on, among other things, the aircraft manufacturer's performance data, aircraft specifications, forecasted upper air winds and estimated payload.

NAVIGATIONAL DATA
Worldwide navigational flight information data which provides name and location of navigational aids. The data is updated every 28 days and checked against data provider charts every 56 days.

NOTAMs
The Notices to Airmen features significant notices to airmen and special notices which can affect a pilot's decision to enter and use areas of domestic or international airspace.

OPTIMUM RANDOM TRACKS
Where permitted by Air Traffic Control ("ATC"), aircraft may fly a route between fixes which has not been previously defined.

PAYLOAD
The weight of passenger and cargo carried on the aircraft.

PIREPs
Pilot reports denoting flight conditions. PIREPs serve as a source of valuable weather information.

RECLEAR OPTION
Use of a reclear option permits a reduction of Federal Air Regulations ("FAR") 10% fuel reserve requirements on international flights, thereby allowing for increased payload, reduced fuel reserves or both.

SIGMETs/AIRMETs
Types of in-flight weather advisories - Sigmets for relatively severe conditions, other than thunderstorms; Airmets for less hazardous weather. These advisories are distributed over teletype circuits and broadcast periodically on the voice facilities of flight service stations.

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

Compuflight, Inc. (the "Company"), directly or indirectly through its wholly-owned Canadian subsidiaries, Navtech Systems Support Inc. ("Support"), and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing and supporting computerized flight planning services for the commercial airline industry.

The Company provides two comprehensive product solutions: (a) a service bureau product offering marketed under the COMPASS-TM- trade-mark, which provides the flight operations department of commercial and corporate airlines with a very easy to use 'single screen' format for the timely dispatching of flights; and,
(b) the Flight Operations Management System ("FOMS") which, in addition to providing the airline dispatcher with flight planning functionality, provides the Flight Operations department with an overall analysis of the flight plan and supplies extensive information on crew, weather, NOTAMS, and other factors impacting decision making. The Company markets the FOMS system on an in-house installation basis and provides full product integration services for interfacing the system to the customers' other mission critical software applications such as crew scheduling, reservations, and maintenance. These product solutions are based on proprietary software developed by the Company.

In addition to its flight planning solutions, the Company has recently released a new software application called "Comrade". The Comrade product utilizes a mobile, hand-held computer for use in the cockpit. This product will provide the commercial airline customer with data and computation capabilities previously performed solely by ground-based systems. As an alternative option to the Comrade product, the Company offers performance engineering services on a subscription basis from its New York location.

The Company's products are used by over 50 airline customers worldwide. These customers represent all facets of the aviation industry, including national and international airlines, regional airlines, freight carriers and corporate aircraft operators. Included in the broad array of industry representation are Delta Airlines, Emery Worldwide and American Transair. In addition to its commercial aviation customer base, the Company has participated as a subcontractor to Harris Corporation in the delivery of flight planning technology to the United States Air Force.

The Company provides ongoing support services to its customers, including services provided under annual maintenance agreements. The Company currently has annual software maintenance agreements with all of the customers who have licensed the FOMS software. See "Software Support Services".

The Company markets its software and service bureau offering on an international scale to large national and international carriers through direct sales and agency arrangements. See "Sales and Marketing".

In seeking to maintain a competitive advantage in the marketplace, the Company maintains a full-time Research and Development Division, which designs and develops innovative software solutions. See "Research and Development".

The Company was originally incorporated in the State of New York in 1981. In 1987, the Company reincorporated in the State of Delaware. The Company's principal executive offices are located at 99 Seaview Boulevard, Port Washington, New York, 11050, and its telephone number at that address is (516) 625-0202.


ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993, the Company and its former Chairman consummated a Stock Purchase Agreement, dated as of October 31, 1993, with Ray English and Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, as of the date hereof, the Company has issued 1,239,644 shares of the Company's common stock (valued at $.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman for all of the outstanding common stock of EAS (a wholly-owned subsidiary of RE&A) and Support (a company controlled by RE&A and its principal shareholders). As of October 31, 1994, the Company had acquired only 88% of the outstanding common stock of Support. In November 1995, the remaining Support common shareholder exercised its right to acquire shares of common stock of the Company in exchange for its Support shares.

Contemporaneously with the Stock Purchase Agreement, the Company's former Chairman and his immediate family sold their 238,872 shares of the Company's common stock to RE&A in exchange for an $800,000 note payable to the Company's former Chairman. In connection with the Company's acquisition of EAS, the Company has assumed RE&A's note payable to the Company's former Chairman and, as a result, the former Chairman's indebtedness to the Company was reduced to $804,000. Such indebtedness is payable in equal monthly installments over the ten year period ending October 2003, together with interest at 4 1/2% per annum. Further, the Company entered into a ten year Consulting Agreement with its former Chairman providing for fees payable substantially upon the same terms as the indebtedness repayment.

In addition, the Company agreed that its previously existing public stockholders of record on December 11, 1993 would have the right to purchase one share of the Company's common stock for each share then held at a price of $1.29. Such rights expired unexercised on February 28, 1995.

GLOBAL WEATHER DYNAMICS, INC.

In January 1994, the Company announced its intent to enter into an agreement with Global Weather Dynamics, Inc. ("GWDI") which would have resulted in the acquisition of GWDI by the Company whereby the GWDI shareholders would have owned a majority controlling interest in the Company's issued and outstanding shares of common stock. The terms of the business combination were subject to negotiations between the parties, approval of the Board of Directors of the Company and the execution of a definitive agreement between the parties.

In February 1994, GWDI, the Company and Support entered into a Loan Agreement providing for a loan of $200,000 from GWDI to the Company and Support. Such loan was repaid in full in December 1994.

The Company announced on January 31, 1995 that it had suspended discussions with GWDI with regard to a business combination.


INDUSTRY BACKGROUND

The world's commercial airline industry is currently emerging from the most severe recession it has ever experienced. The industry suffered unprecedented losses from 1990 to 1993 with International Air Transport Association registered carriers sustaining reported cumulative losses of approximately USD $15.6 billion on international scheduled services. This downturn occurred as a result of a number of industry conditions. During this period, the United States economy experienced a significant recession and the Persian Gulf War erupted, the latter of which had an adverse effect on both fuel prices and passenger demand. In order to survive in this hostile economic climate, numerous carriers introduced lower fare structures to maintain marketshare. The effect of these trends caused Eastern Airlines, PanAm, and Midway Airlines to cease operations and Continental Airlines, America West Airlines and TWA to file for bankruptcy.

Following this turbulent period, the airline industry began to experience a gradual increase in fare levels. By the end of 1994, the surviving air carriers began a return to profitability. The airlines, having been exposed to extreme operating conditions, were forced to review and re-engineer their business to achieve maximum efficiency. This approach continues to be pervasive throughout the industry and, as competition increases, airlines find it necessary to operate more flights on expanding route networks without incurring the risk of disproportionate growth of the flight operations function. This trend forces the airlines to strive for a high degree of operational flexibility with respect to analyzing and selecting the most cost effective routes, schedules and aircraft assignments.


GEOGRAPHIC TRENDS

The Company is focused on three geographic regions for the delivery of its products and services: North America, Europe, and the Asia/Pacific region. These areas comprise over 92.75% of the world market in terms of Revenue Passenger Kilometers (RPKs) and more than 90.5% of the market in terms of Revenue Freight Kilometers (RFKs).

In its review of aviation industry trends, the World Aviation Directory also indicates that, in North America, Europe, and the Asia/Pacific region, airlines are struggling to cope with the realities of competition in a world where traffic growth is not producing the kind of revenue growth as it did in the past, and where cost cutting and control is increasingly seen as the key to survival. World airlines continue to create and develop alliances in order to expand into new markets and to avoid being marginalized or relegated to the status of niche carriers or feeders.

The review suggests that political and economic forces will drive consolidation to a point where major airline alliances will occur. The combined airline alliances will face competition from a large sample of niche airlines that differentiate themselves by geographical or market segment specialization. Smaller regional groupings of carriers seeking to protect or expand their share of particular geographical markets or business segments will also compete with the global alliances.


NORTH AMERICA
The distinguishing characteristic of the North American marketplace continues to be a demand for lower fares. As the demand for low fares increases, the need to remain competitive applies pressure to revenue and prompts the implementation of certain cost cutting measures. In response to the low fare threat, some of the larger American based airlines (e.g. USAir, United, and Continental) have launched special low fare operations. Others (e.g. Delta) have initiated internal changes through major cost cutting campaigns intended to slash operating costs. American Airline's parent company, AMR Inc., responded to the market demand by shrinking unprofitable airline operations, and developing and marketing profitable Information Technology (IT) and consulting activities.


EUROPE
European airlines are actively forming alliances in order to create larger, more stable traffic bases from which to fend off competition from within and without the European Union. European carriers have negotiated alliances across the Atlantic to increase passenger volume at American gateways and European flights at home market hub airports. Major alliances include British Airways/USAir and Qantas; KLM/Northwest; and Lufthansa/United/Thai Airways International. Other airline groups (e.g. Sabena/Swissair/Delta; Air France/Air Canada) utilize code sharing, an operational approach that provides the airline with a designated flight number for flights that are actually operated by its partner. An alliance furnishes benefits such as greater flight frequency and geographic coverage without the overhead costs associated with establishing their own operations and using their own aircraft.

Most major European airlines have restructured and reorganized (or are currently undergoing this process). One result of this process is a reduction in levels of government ownership and subsidies. The results of these efforts have allowed for some airlines to return to profitability, however, others are still experiencing severe financial difficulties.

ASIA/PACIFIC
Asia/Pacific is the fastest growing region in the aviation world; however, financial performance is on a decline. In fiscal 1993/94, net profits of the 15 members of the Oriental Airlines Association ("OAA") were less than half of the $1.5 billion they reported in fiscal 1991/92. Combined operating revenues reportedly increased 13.3% but operating costs also reportedly rose 13.5%. Airline members of the OAA are beginning to experience the effects of "maturity" (labor/management relations, air/ground congestion; safety/security issues, etc.) that have afflicted airlines in the United States and Europe. Management skills can no longer provide the assurance of success in the areas of growth or high yield. New economic realities in Japan dictate that consumers, who traditionally paid full fares, are currently looking for bargains.


FLIGHT OPERATIONS SOFTWARE MARKET OUTLOOK

The management of the Company has perceived that, as a result of the competitive pressures experienced by the aviation industry, the flight operations or Strategic Operations Control Center has emerged as one of the focal points of corporate strategy. Airlines are now seeking new software solutions to assist in the effective management of their flight operations. Air Transport World, a recognized trade publication in the commercial aviation industry, reported in May 1995 that, based on a study of flight operations software vendors and commercial airlines requirements, they expected the flight operations software market to have a growth rate of between 15% and 25% per annum for the remainder of the decade.

Competitive pressures faced by commercial airlines include increases in: global competition, consumer demand for improved schedule departures and arrivals, consumer demand for reduced costs of fares, and pressures of time-based competition. These pressures are forcing the airlines to analyze and solve operational problems more rapidly.

In addition to the competitive pressures which make flight operations software an attractive solution for the airlines, the Company anticipates (although no assurances can be given) that the following factors will lead to increased demand for its products:

     1. The evolution of airlines toward the goal of the paperless cockpit or fully automated flight planning and operations,

     2. The increasing shift toward the use of standardized commercial software to replace internally developed mainframe systems as airlines respond to a critical shortage of software engineers and as the superior range of functions performed by commercial software becomes better understood; and,

     3. The increasingly stringent regulatory requirements drive increased functional requirements.

As a consequence of these competitive pressures, the Company believes the worldwide market for integrated flight operations systems will experience significant growth over the short term (although no assurances can be given).

PRODUCTS AND SERVICES

The Company provides two comprehensive software solutions, COMPASS-TM- and FOMS, for managing the flight operations department of an airline and specifically for the creation and filing of a flight plan.

Under Federal Aviation Administration ("FAA") regulations, all aircraft operators, whether private, corporate or commercial, are required to file flight plans with air traffic control centers prior to each flight. Flight plans consist of information relating to the planned flight, including routing, alternate routing, altitude and fuel consumption information. The calculations needed to determine this information are based on, among other things, aircraft performance data, forecasted upper air wind data, the route of flight and the take off weight of the aircraft. For safety reasons, government regulations mandate the preparation and filing of basic flight plans. Computerized flight plans provide more accurate and detailed information to enable aircraft operators to determine the optimum payload and routing for maximum fuel conservation and reduction of other related expenses.

COMPASS-TM-. The Company's COMPASS-TM- flight planning software, which is provided on a service bureau basis, is designed to improve operational efficiency by providing the flight operations department of a commercial airline with a very easy to use 'single screen' format for timely dispatching of flights. Further, the system provides commercial and corporate aircraft pilots and dispatchers with information regarding upper air wind variations enroute, revised airway availability, late changes in payload, aircraft performance data and use of a "reclear option" on international flights. The Company's database contains information with respect to more than 4,300 airports, 30,000 routes, 50,000 fixes, 100,000 airway segments, and 130 aircraft types.

The system operates in a user friendly format and has the ability to respond quickly to changing situations so that fuel, flight time, alternate routing and payload information can be readily modified. The system provides the user with the following features:


     - use of a "reclear option" for international operations, thereby taking advantage of FAA regulations permitting reduced fuel requirements and increased allowable payload;

     -    determination of optimum payload for maximum fuel efficiency;

     -    ability to compute re-analysis or diversionary information;

     - coordination of differing altitude regulations over international airspace;

     - communication of "optimum random tracks" to take best advantage of available tail winds using existing pressure pattern concepts;

     -    dispatchers to store temporary routings;

     -    system advises of airway availability by time of day;

     - utilization of National Weather Service (Suitlands) winds to accurately identify wind and weather information;

     - storage of information by aircraft operators with respect to each individual aircraft, as distinguished from general performance data released by manufacturers, enabling aircraft operators to vary performance data as individual aircraft age;

     - recalculation of flight plans to compensate for late changes in payload without delaying flight;

     - ability to file flight plans directly through computers with Air Traffic Control;

     -    instantaneous route data changes immediately upon customer request;

     -    use of world-wide navigational data for updating databases;

     -    enroute flight plan re-analysis.


FLIGHT OPERATIONS MANAGEMENT SYSTEM ("FOMS") is a flight operations/dispatch/management system designed to allow a virtually unlimited number of dispatchers (and other users - e.g. pilots) to perform a large number of tasks simultaneously with ease of use and speed of response. FOMS specifically targets the areas of flight planning, route management, fuel management, winds and weather, NOTAMS, communications and operations/management reporting. In addition to providing the airline dispatcher with flight planning functionality, FOMS also provides the flight operations department with an overall analysis of the flight plan by supplying extensive information on crew, weather, NOTAMS, and other factors that impact the decision making ability of the Flight Operations department. The Company markets the FOMS system on an in-house installation basis and provides full system integration services for interfacing the product with the customer's other mission critical software applications such as crew scheduling, reservations, and maintenance.

The management of the Company believes that FOMS is the only flight planning system currently available containing all of the critical features to fully automate and maximize the efficiency of airline operations and thus contribute to continuing market success. These features include:

     - FOMS' ability to create Minimum Time Track ("MTT") flight plans. The MTT function generates flight plans from any location to any other location on the globe without using defined airways or waypoints. This functionality is essential to the next generation of air traffic management systems, referred to as the Future Air Navigation System
          (FANS). Support has assisted two national aviation agencies and a large United States airline to perform operational trials using MTT functionality.

     -    An integrated version of the proprietary Variable Cost Index
          Plan ("VCIPlan") product developed by Applied Aeronautical
          Systems Inc. ("AASI"). VCIPlan is a unique flight planning software product which provides airlines with flexible and optimal flight profiles. VCIPlan flight plans are computed using advanced optimal control techniques which result in flight profiles which are fuel optimized. VCIPlan is provided to the Company under a marketing arrangement with AASI.

FOMS can be quickly and economically installed at a customer site as an in-house alternative to the service bureau operation. While the Service Bureau based product has been designed for the consumer whose requirements are limited to the efficient formulation of a flight plan, the FOMS software is targeted at the consumer that requires the functionality to perform all of their operational needs. FOMS software is written in "C" programming language and operates under the UNIX operating system. It is designed to be easily incorporated into a client's existing system or to enable the customer to integrate its own systems with the FOMS system.

V1PLUS PERFORMANCE ENGINEERING SERVICE is offered to airlines who do not maintain in-house engineering departments or who wish to augment existing capabilities. V1PLUS software is available for licensed use or may be integrated with FOMS for greater cost effectiveness.

V1PLUS provides customized take-off and landing data specific to various aircraft/engine combinations, flap settings and runways. Commercial pilots are required by law to have in their possession a current runway analysis for each flap setting of their aircraft for each end of each runway for each airport from/to which they depart/land.

SOFTWARE SUPPORT SERVICES provide a stable ongoing source of revenue that increases with the increase in licensing of the Company's software.

The Company's comprehensive software support is offered throughout North America, Mexico and the Pacific Rim and is designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, telephone hot-line support and custom design and programming services. Due to the significant value of the customer's investment in the licensing of the Company's software, the Company believes that quality support services are a critical component of the customer's decision.

The software update and maintenance service consists of new releases of system functionality, ongoing enhancements to current functionality and the technical support of the entire database. These services are provided to customers through an annual agreement which provides for price adjustments and for termination rights.

Design and programming services are provided to customers who require specific solutions to their flight operations requirements. Fees consisting of time and material usage are charged depending on the requirements of the customer. The Company has found an increased demand in the market for systems integration services which link the Company's software and third party vendors' applications such as Crew Scheduling, Maintenance, Flight Following and Reservations. The Company also provides consulting services to assist customers in optimizing the use of the product functionality within their flight operations process.

SALES AND MARKETING

The Company currently markets its products and services throughout the world. For North America and South America the Company uses its own marketing and sales force. In other parts of the world, the Company's marketing and sales function is supplemented through the use of agents. The Company conducts a marketing program which includes public relations, direct mail, advertising, seminars and an ongoing customer communications program. The sales and marketing is managed by the Company's Vice President of Marketing and Sales, who works out of the Company's headquarters in Port Washington, New York. The Compass TM and V1 Plus products and services marketing proram targets the same flight operations staff while the FOMS marketing program primarily targets executive and senior management who have decision making authority over capital expenditure in the flight operations area of the airline. The sales cycle typically ranges from six to twelve months from the time a qualified lead is identified to the date of contract signing. The significant challenge, outside of the Company's direct competition, is in the sale of a large complex system to airlines which have the internal capability to develop their own software. Since the end of the Gulf War, however, the Company has perceived several factors influencing airline companies to license flight operations systems from external vendors. This trend should provide the Company with an expanding market size. The factors influencing the airline companies include the high cost of establishing a software development team for a custom system as opposed to a product development approach where the costs can be amortized over a number of customers and the complex integration needs to the other mission critical systems.

In addition to its direct marketing and sales efforts, the Company has a marketing agreement with Transquest Information Solutions, an Atlanta-based systems integrator targeting the international commercial aviation market. The Company has also entered into distribution agreements with other third parties to distribute COMPASS-TM- in Africa. The Company intends to depend primarily on Transquest and other large system integrators for international sales and marketing.

Revenues outside the United States were approximately $899,827 of the Company's total revenues in fiscal 1994. The Company believes that the future results of operations will depend, in part, on its ability to increase sales in the international marketplace. During fiscal 1993 and 1994, the Company's international sales did not increase to the extent expected because the Company did not expand its sales and support resources to meet the demands of the marketplace. In the event that the efforts of Transquest do not result in substantial international sales, the Company will seek to establish a direct sales force for international opportunities. Such increased expense could have an adverse effect on the results of operations.

The Company's marketing plans include a significant increase in sales personnel and the pursuit of additional representation, in the Pacific Rim, Australia and Europe.

CUSTOMERS

The Company's COMPASS-TM- computerized flight planning services and V1PLUS aircraft performance engineering services are provided to Southern Air Transport and more than 25 commercial airlines. The Company also supplies services to more than 60 corporate aircraft users.

Support provides the Flight Operation Management Systems service bureau offering to Canada 3000 and Air Transat, both well known Canadian charter operators, and more than six other clients such as Kalitta Flying Services, a major U.S. cargo operator. In-house FOMS have been delivered to five major airline clients, including American Trans Air, and Emery Worldwide. Support has a contract with Delta Airlines to help the airline build its NextPlan flight planning systems around Support's FOMS product.


COMPETITION

The applications software market for airline operations management systems is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality, total cost of solution, support infrastructure, underlying technology, product architecture and the financial stability of the vendor. The Company believes that it competes effectively with respect to these factors, although it may be at a competitive disadvantage against companies with greater financial and marketing resources.

There are three primary competitors to the Company's FOMS product in the commercial airline market: the LIDO system, a product of the Information Systems Group at Lufthansa Airlines, the Flight Operations System from David Bornemann & Associates of Los Angeles, California and the JetPlan system by Jeppeson Sanderson ("Jeppeson") of Denver, Colorado. Although Jeppeson does not have a product specifically designed for a large airline's flight operations requirements, they have announced plans to introduce such a product. Further, Jeppeson and Lufthansa are both substantially larger corporations than the Company and thus have significantly greater financial and marketing resources. Although successful in the regional airline marketplace, the Bornemann system is PC-based and therefore does not meet the complex multi-tasking and multi-user requirements of a large in-house installation that the other competitors deliver with their UNIX-based solutions.

The primary competitors for COMPASS-TM- in the service bureau marketplace are Jeppeson, EDS Services ("EDS"), Sabre Decision Technologies ("Sabre"), SITA and Skyplan Services.

The Jeppeson Dataplan was acquired from Lockheed Corporation, which had originally designed the system for the United States Air Force. Jeppeson bundles the flight plan services with its other products, such as navigational charts and performance engineering services, and markets it on a price competitive basis. EDS has particular strengths with the integration of its flight planning services with a reservations system originally developed by Continental Airlines. Sabre, the technology and services arm of AMR Corporation (the parent corporation of American Airlines), also provides flight planning services to the commercial airline market as a component of an overall airline management system which includes reservations and accounting systems. SITA, which has the largest market share in Europe and Africa, is part of a suite of programs including weather and reservations. The key feature of SITA's systems is its worldwide communication facility which provides an advantage over other competitors who, in the developing nations, must utilize SITA or ARINC due to the poor quality of their telecommunications systems. This advantage is quickly eroding due to the advent of low cost, high quality communications alternatives in both Eastern Europe, Russia and the developing countries in Africa.

Many of the Company's COMPASS-TM- competitors have significantly greater financial, technical, and marketing resources, and thus a larger customer base than the Company. As a result, they may be able to respond more effectively to changes in customer requirements or devote greater resources to new product or technological development.

The Company's products also compete with vendors offering products originally developed on a custom basis for a single airline customer and with proprietary systems developed and maintained by the management information system departments of large commercial airlines. Increased competition to the Company's products and service bureau business could result in price reductions, reduced gross margins and loss of market share which could have a material adverse effect on the Company's financial condition and results of operations.


RESEARCH AND DEVELOPMENT

The Company invests significant resources to develop new software functionality and to enhance its existing software. Scientific research and experimental development expenditures were $225,411 and $313,558 for the years ending October 31, 1994 and 1993, respectively. See Item 6 hereof.

The Company plans to continue to enhance its existing software functionality in order to respond to the increasing demands of its customers and to improve the ease of use of the software. Proposed development includes expanding the product scope to include NOTAMS functionality, increased weather capability and the addition of a graphical user interface. In addition, the Company is developing its software for use on multiple UNIX platforms, including Digital, IBM, Hewlett Packard, Unisys and SUN.


INTELLECTUAL PROPERTY RIGHTS

The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. The Company has not filed for patents due to the lack of effective patent protection for software. In the past, the Company and Support have licensed certain versions of source code to a limited number of customers for specific uses. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the

Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition and increased investment in research and development in new product enhancements.


EMPLOYEES AND FACILITIES

As of January 31, 1996, the Company had a total of 42 employees including 15 in operations and client services, 13 in research and product development, 6 in sales and marketing and 8 in finance and administration. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good. The Company believes that its success will depend, to a large degree, upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and to retain personnel with flight operations expertise. The Company has experienced intense competition for technical staff thereby encountering difficulties in hiring a sufficient number to meet custom software design and programming order backlog. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service and support its products and conduct its operations successfully.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company uses approximately 2,689 square feet of leased office space at 99 Seaview Boulevard, Port Washington, New York for its executive offices, product development, marketing, administration and sales operations. The monthly rent expense of this facility as of January 31, 1996 was $4,160. The lease terminates on December 31, 1998.

Support maintains offices in Waterloo, Ontario and Ottawa, Ontario. The Support office which occupies approximately 4,233 square feet of space at 550 Parkside Drive, Waterloo, Ontario functions as the principal research and development, customer support and administrative offices for the Company. The monthly rent expense of this lease was approximately $3,570 Canadian as of January 31, 1996. The lease terminates on November 30, 1996. The Support facility at 50 O'Connor Street, Ottawa, Ontario functions as the marketing and sales office for Federal Systems Sales efforts. The lease is terminable by either party with sixty (60) days notice. The monthly rent expense of this lease was approximately $1,451 Canadian as of January 31, 1996.

The Company's total rent expense was approximately $80,300 in fiscal 1994. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.   LEGAL PROCEEDINGS

By letter dated January 23, 1996, the Securities and Exchange Commission (the "Commission") advised the Company that it had failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994 (the "1994 Form 10-KSB") and Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1995, April 30, 1995 and July 31, 1995 (collectively, the "1995 Forms 10-QSB"). The Commission also advised the Company that it had filed late its Form 10-KSB for the fiscal year ended October 31, 1993 and Forms 10-QSB for the fiscal quarters ended January 31, 1994 and July 31, 1994, and failed to file Notifications of Late Filing on Form 12b-25 with regard to the 1995 Forms 10-QSB. By letter dated March 4, 1996, the Commission advised the Company that it had also failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995 (the "1995 Form 10-KSB").

The Commission's Division of Enforcement had advised the Company further that it is considering recommending that the Commission institute enforcement action, which could include civil penalties, against the Company for violations of the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder. Pursuant to the Exchange Act, the amount of the penalty shall be determined by the court in light of the facts and circumstances; however, for each violation, the amount of the penalty, with regard to a company, cannot exceed the greater of $50,000 or the gross amount of pecuniary gain to the Company as a result of any violation. The Exchange Act provides for substantially greater maximum penalties in the event the violation involved fraud, deceit, manipulation, or deliberate or reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

The Company, in its latest correspondence with the Commission, has indicated that, in addition to the filing of this 1994 Form 10-KSB, it intends to file the 1995 Forms 10-QSB on or before April 8, 1996 and the 1995 Form 10-KSB on or before April 30, 1996. In its latest communication, the Company had advised the Commission that it intended to file this 1994 Form 10-KSB on or before March 21, 1996. No assurances can be given that, notwithstanding the Company's filing of the 1995 Forms 10-QSB and 1995 Form 10-KSB on or before the dates set forth above, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company presently cannot predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1994.

                                     PART II


ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

(a)    MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market under the symbol "CMFL". Until May 25, 1994, the Company's common stock was listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The high and low bid prices of the common stock, as furnished by NASDAQ through May 25, 1994 and thereafter by the National Quotation Bureau, Incorporated, are shown for the fiscal periods indicated. Such prices represent prices between dealers, do not include retail markup, markdown or commission and do not represent actual transactions.


Fiscal Year Ended                              Bid Price
October 31, 1994                        High                Low
---------------------              ------------        -------------

First Quarter                      $ 1 - 9/16            $   7/8

Second Quarter                       1 - 1/4                 7/8

Third Quarter                        7/8                     1/4

Fourth Quarter                       1/2                     1/4



Fiscal Year Ended                              Bid Price
October 31, 1993                        High                Low
---------------------              ------------        -------------

First Quarter                      $ 2                   $  2

Second Quarter                       1 - 1/3                1 - 1/3

Third Quarter                        1 - 23/64              1 - 15/64

Fourth Quarter                       1                      1

(b)  APPROXIMATE NUMBER OF RECORD HOLDERS

Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of record holders of the Company's common stock at January 31, 1996 was 851.

(c)  PAYMENT OF CASH DIVIDENDS

No cash dividends have been paid by the Company on its common stock and no cash dividends are anticipated in the foreseeable future.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

As discussed in the notes to the Company's financial statements included herein, due to the change in control resulting from the Company's acquisitions of EAS and Support, the Company's statements of operations and cash flow for the year ended October 31, 1993 reflect the combined operations of EAS and Support (and not Compuflight) for such periods; however, Compuflight's operations are included in the year ended October 31, 1994. Accordingly, the significant variances in revenue and costs and expenses between the years ended October 31, 1994 and 1993 are primarily the result of such accounting treatment. The pro forma discussion below reflects the operations of the Company (i.e., EAS, Support and Compuflight) for the year ended October 31, 1993 as if the acquisitions had occurred as of November 1, 1992.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue represented by certain items in the Company's consolidated statement of operations for the years indicated:

                                               PERCENTAGE OF TOTAL REVENUE
                                             --------------------------------
                                                  YEAR ENDED OCTOBER 31,
                                             --------------------------------
                                             1994         1993         1993
                                             --------------------------------
                                                                    PRO FORMA
                                             --------------------------------

REVENUE
     Service fees                              87%          57%         82%
     Hardware, software and license sales      13           43          18
                                             -------     --------    --------
          Total revenue                       100          100         100
                                             -------     --------     -------
COSTS AND EXPENSES
     Operating                                 62           65          78
     Research and development                   8           32          17
     Selling, general and administrative       26           14          26
     Depreciation and Amortization              5            7           7
                                             -------     --------     -------
          Total operating expenses            101          118         128
                                             -------     --------     -------
LOSS FROM OPERATIONS                           (1)         (18)        (28)
Other income (expense)                          2           27         (11)
                                             -------     --------     --------
Loss before minority interest                   1            9         (39)
Earnings of minority interest                  (1)           -          (1)
                                             -------     --------     --------
NET EARNINGS (LOSS)                             -%           9%        (40)%
                                             -------     --------     --------
                                             -------     --------     --------



REVENUE

The Company's revenue is derived from two major sources: (i) service fees derived from the provision of flight planning, runway analysis services and ongoing customer support and (ii) sales of hardware and licenses of software. Revenue from license fees is recognized at the later of delivery of software master copy or, if applicable, fulfillment of all other significant obligations under terms of license agreements. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized as cash is received. The face value of a long term licensing agreement is discounted to give an effective rate of return of 15% over the life of the contract to cover financing costs. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom programming, communication and database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed.

Total revenue increased 201% to approximately $2.9 million in 1994 from approximately $1.0 million in 1993. On a pro forma basis, total revenue increased 23% from approximately $2.4 million in 1993.

REVENUE FROM SERVICE FEES was approximately $2.6 million in 1994 compared with approximately $550,000 in 1993; an increase of 362% or approximately $2.0 million. The increase in service fees is attributed primarily to the inclusion of Compuflight's service fees of approximately $1.5 million. Additional increases flowed from the addition of several customers and increased custom programming fees, including a software development contract undertaken with Delta Airlines Ltd. in January 1994. On a pro forma basis, revenue from service fees increased by $587,846, or 30%, from 1993 to 1994. This increase is attributable to the aforementioned addition of customers and increase in custom programming fees.

REVENUE FROM HARDWARE SALES AND SOFTWARE LICENSES remained constant at approximately $400,000 for both years. The software license to Emery Worldwide Airlines, net of the 15% discount, is included in 1993; whereas 1994 saw the impact resulting from the renegotiation of the existing terms of the software license agreement between Support and Skyplan Services, Ltd. This analysis is also applicable to the pro forma revenue amounts.

COSTS AND EXPENSES

OPERATING EXPENSES. Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom programming. Also included in this expense component are the communication costs associated with the provision of in-house flight planning services and customer support. Personnel costs relating to ongoing research and development have been segregated and are shown as a separate component of costs and expenses.

Operating expenses increased to approximately $1.8 million in 1994 from approximately $637,000 in 1993, representing an increase of 188%, or approximately $1.2 million. The increase can be attributed primarily to the inclusion of Compuflight's operating expenses of approximately $1.1 million. The remainder of the increase is attributable to the increased personnel costs required to service the larger customer base and their support and programming needs. On a pro forma basis, operating costs decreased $28,868, which reflects an overall decrease in Compuflight's operating expenses due to decreased subcontracting costs (approximately $220,000), partially offset by the general increase in operating expenses noted above.

RESEARCH AND DEVELOPMENT EXPENSES. The majority of the Company's research and development activities are undertaken in Canada. Support qualifies for certain scientific research and experimental development tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Refundable tax credits have been recorded at a rate of 35% and non-refundable tax credits, which can be used to offset federal income taxes otherwise payable, will be recorded at 20% when such taxes become payable.

Research and development expenses decreased from approximately $314,000 in 1993 to approximately $225,000 in 1994, representing a reduction of 28%. This decrease was mainly due to a decline in eligible projects and requests. On a pro forma basis, research and development expenses decreased by approximately $198,000, or 47% from $423,395 in 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $632,000, or 453% from approximately $140,000 in 1993 to approximately $772,000. This increase can be attributed primarily to the inclusion of Compuflight's expenses of approximately $462,000. Furthermore, as revenues have increased, the efforts required to provide sales and administrative support to the operation have resulted in higher costs. A marked increase in professional and consulting fees related to integrating and restructuring the Company's operations has also contributed to the increase in selling, general and administrative expenses for 1994. On a pro forma basis, selling, general and administrative expenses have increased by approximately $149,000, or 24%, over the 1993 amount of approximately $623,000. Again, this increase is due in part to the increased costs associated with the restructuring of the Company, especially with respect to professional fees.


OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below. Interest expense increased from approximately $75,000 in 1993 to approximately $139,000. This represents an increase of approximately $64,000 or 86% and can be attributed primarily to the inclusion of Compuflight's interest expense of approximately $78,000 related to its loans and notes payable both with Sandata and GWDI. On a pro forma basis, interest expense increased approximately $38,000 or 37%.

Also included in the pro forma other expenses is a one time charge for approximately $666,000 relating to the write-down of a portion of the amount outstanding from the Company's former chairman, Bert Brodsky. In addition, as more fully disclosed in the financial statements, Support charged a one time management and marketing fee, net of allowance, in 1993 to its then immediate parent, Ray English and Associates Inc.

On a pro forma basis, other income and expense netted to an approximate expense of $383,000 expense in 1993 as compared to an approximate net income of $30,000 in 1994. This change is due primarily to the Bert Brodsky write-down and the RE&A management and marketing fee.


NET EARNINGS

The financial statements reflect net earnings of $3,812 for fiscal 1994, as compared to $93,367 for fiscal 1993. The decrease of $89,555, or 96%, is due primarily to the inclusion of Compuflight's loss in 1994 of $158,515. In addition, the one time management and marketing fee, net of allowance, charged to RE&A had its full impact in fiscal 1993. On a pro forma basis, the net loss for 1993 was $959,633, which reflects a net change of approximately 100% to 1994's net earnings of $3,812. The change of $963,445 can be attributed primarily to the decline in Compuflight's loss from $1,040,862 in fiscal 1993 to $158,515 in fiscal 1994 netting to $882,347.

LIQUIDITY AND CAPITAL RESOURCES

In 1994, the Company financed a considerable part of its operations through loans from GWDI approximating $250,000. In 1993, Support's shareholders' loan infusions accounted for approximately $115,000 in funding and this, along with additional capital purchases and loan retirements, resulted in a net increase in financing of approximately $204,000. The principal use of these funds has been the financing of the Company's software development activities and additions to capital assets.

The Company's financial position in 1994 improved to the extent that cash increased by $139,951. However the working capital deficiency increased by approximately $246,000 from $250,716 in 1993 to $496,760 in 1994. Much of the increase in the working capital deficiency can be attributed to a net increase in accounts payable and accrued expenses of approximately $195,000.

Cash flows from operations decreased approximately $136,000 to $247,000 in 1994 primarily due to the decrease in net earnings in 1994. The increase in cash flows from investing activities from an outflow of $678,645 in 1993 to an inflow of $41,970 can be attributed primarily to the decline in advances to RE&A in 1994. The 1993 advance increase represents the inclusion of the management and marketing fee charged to RE&A as previously described. An inflow of $84,242 in 1994 relates to the net cash received by the Company at the completion of the reverse acquisition of Compuflight by the shareholders of Support. Cash flows from financing activities amounted to a net inflow of $312,309 in 1993, as compared to a net outflow of $125,181 in 1994. This change is attributable primarily to the Company's payment of certain loans, as well as a reduction in the line of credit. The loan retirements were financed by both the proceeds from the GWDI loan and collection of license fees . As a result of these activities and the resulting effect of foreign currency transactions, the Company achieved a net increase in cash flows of $139,951 as compared to no change and no cash balance in 1993.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of October 31, 1994, the Company's available funds consisted of $139,951 in cash.


COMMITMENTS

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are currently redeemable at the option of Support for an aggregate amount of $540,000 Canadian. As at October 31, 1994, no dividends had been paid or declared on these shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

Reference is made to Note I3 to the Company's consolidated financial statements included herein as Item 7 for a discussion of certain employment and consulting agreements entered into by the Company or Support and certain minimum compensation obligations thereunder.

SECURITIES AND EXCHANGE COMMISSION FILINGS

Reference is made to Item 3 hereof for a discussion of certain correspondence between the Company and the Commission with regard to certain delinquent filings under the Exchange Act and certain authorized penalties with regard thereto.


PLAN OF OPERATION

The Company's liquidity at October 31, 1994 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:


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

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries (approximately $191,000 at October 31, 1994) waived in addition to those previously waived ($82,991 at October 31, 1993).


CORPORATE STRATEGY

In an effort to increase working capital and expand market share, the Company has adopted the following key strategies:

EXPAND WORLDWIDE DISTRIBUTION. The Company plans to continue to expand its sales efforts both in domestic and international markets. The Company has also established and intends to continue expanding alternate channels of distribution through teaming agreements, joint marketing agreements and strategic alliances with major aviation software vendors, leading consulting firms and systems integrators. In particular, Support has established a joint marketing agreement with Transquest, an Atlanta, Georgia based systems integrator under which Transquest markets Support's software and services internationally and domestically.

EXPAND PRODUCT BREADTH AND FUNCTIONALITY. The Company intends to continue adding new features and applications and enhancing existing features to meet the marketplace demands. To this end, the Company intends to incorporate new technologies and standards as they are embraced by the aviation industry.

LEVERAGE EXISTING CUSTOMER BASE. The Company's products and services are used by more than 50 customers worldwide. The Company is seeking to expand its customer relationships by providing additional products and services, by licensing additional users and by upgrading customers from service bureau to in-house systems.


MANAGEMENT

The Company has experienced significant changes in its business, such as the integration of the operations of Support, the establishment of new and demanding joint marketing relationships, and the expansion of its products and services. Such changes have placed, and may continue to place, a significant strain on the Company's management and operations. In order to manage such changes, the Company has added a number of new staff positions, including a Chief Financial Officer, a Vice President of Marketing and Sales and a Director of Finance.

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

ITEM 7    FINANCIAL STATEMENTS

The financial statements under Item 13 hereof, begin on Page F-1 following the main body of this document.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
                                       29

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The following table sets forth the positions and offices presently held with the Company and Support by each present Director and executive officer, as well as by each significant employee of the Company and Support, and his or her age as of March 18, 1996:

     EXECUTIVE OFFICERS AND DIRECTORS


NAME                              AGE                  POSITIONS AND OFFICES
                                                       PRESENTLY HELD WITH
                                                       THE COMPANY AND SUPPORT
----                              ---                  -----------------------

Russell K. Thal                    61                  Chairman of the Board,
                                                       Executive Vice President
                                                       and Director

Duncan Macdonald                   37                  Chief Executive Officer
                                                       and Chief Financial
                                                       Officer

Dorothy A. English                 53                  Executive Vice
                                                       President and Director
                                                       of the Company and
                                                       Managing Director of
                                                       Support

Bruce Meyerson                     53                  Vice President -
                                                       Marketing and Sales

Denis L. Metherell                 63                  Secretary and Director

Kenneth M. Snyder                  50                  Director



     SIGNIFICANT EMPLOYEES


NAME                               AGE                 POSITIONS AND OFFICES
                                                       PRESENTLY HELD WITH
                                                       THE COMPANY AND SUPPORT
----                               ---                 -----------------------

Kahal de Haan                      32                  Director of Functional
                                                       Architecture for Support

Robert Dowding                     29                  Director of Systems
                                                       Development for Support

     SIGNIFICANT EMPLOYEES


NAME                               AGE                 POSITIONS AND OFFICES
                                                       PRESENTLY HELD WITH
                                                       THE COMPANY AND SUPPORT
----                               ---                 -----------------------

Eric Johnson                       53                  Vice President -
                                                       Technical for Support

Joseph Pampalone                   42                  Director of Performance
                                                       Engineering

Robert Sosnowski                   30                  Director of Technical
                                                       Architecture for Support

Michael Taylor                     55                  Director of Flight
                                                       Operations for Support

Rainer Vietze                      29                  Director of Finance


          Russell K. Thal, a founder of the Company, has served as Chairman of the Board of the Company since October 1994, Executive Vice President of the Company since March 1996 and a Director of the Company since its formation in 1981. Mr. Thal also served as the Company's President from 1981 to July 1995, Chief Executive Officer from July 1995 to March 1996 and Treasurer from 1981 to December 1993. In addition to managing the Company's operations, Mr. Thal has been responsible for its marketing efforts. Prior to founding the Company, Mr. Thal served as Director - Stations for New York Air from December 1980 to June 1981. From 1978 to December 1980, he was Director of Operations for Seaboard World Airlines, and Senior Director-Military and Charter Operations for Flying Tigers, where he was responsible for day-to-day control of operations, charter and military operations, and fuel purchasing.

          Duncan Macdonald has served as Chief Executive Officer of the Company since March 1996 and Chief Financial Officer of the Company since July 1995. From July 1994 to July 1995, Mr. Macdonald provided management consulting services to the Company and Support in a non-officer capacity. Since January 1992, Mr. Macdonald has also served as managing partner of Decision Strategies Inc., a management consulting firm. From January 1988 to January 1992, Mr. Macdonald served as President of BCW Systems Ltd., a company in the healthcare systems field.

          Dorothy A. English has served as Executive Vice President of the Company since July 1995 and a Director of the Company since February 1994. Mrs. English also served as the Company's Chief Operating Officer from December 1993 to July 1994 and Chief Executive Officer from July 1994 to July 1995. She co-founded

Support and has served as its Managing Director since March 1996, its Treasurer since February 1992 and a Director since 1987. Mrs. English also served as Vice President and Secretary of Support from 1987 to February 1992, President from February 1992 to October 1993 as well as from October 1995 to March 1996, and Chief Operating Officer from February 1992 to October 1993.

          Kenneth M. Snyder has served as a Director of the Company since February 1994. Since October 1995, he has also served as a management consultant to entities in the aviation industry and, since such date, has provided certain consulting, advisory and corporate finance services to the Company (see Item 12 hereof). Mr. Snyder served as Vice President and Treasurer of the Company from October 1993 to November 1994 and Chief Operating Officer from November 1994 to July 1995. From October 1993 to October 1995, he served as President and Chief Operating Officer of Support. Prior thereto and from 1984, Mr. Snyder served as Vice President of American AirLease Corporation, a company engaged in the leasing and financing of aircrafts.

          Bruce Meyerson has served as Vice President - Marketing and Sales of the Company since December 1995. From 1990 to 1995, Mr. Meyerson served as Vice President - Marketing and Sales for Global Weather Dynamics, Inc., a company which provides weather and information services (see Item 1 hereof).

          Denis L. Metherell has served as Secretary of the Company since October 1994 and a Director of the Company since July 1994. Mr. Metherell also served as Treasurer of the Company from November 1994 to March 1996 and Chief Financial Officer from November 1994 to July 1995. He served as Vice President of Support from June 1993 to July 1995 and also serves as Vice President and a Director of AVCON Associates Inc., which leases computers to Support (see Item 12 hereof). From 1976 to 1992, Mr. Metherell served as a technical consultant to Northwest Airlines.

          Kahal de Haan has served as the Director of Functional Architecture for Support since September 1995. Prior thereto and from 1990, Mr. de Haan served as a software engineer for Support.

          Robert Dowding has served as the Director of Systems Development for Support since September 1995. Prior thereto and from 1992, Mr. Dowding served as a software engineer for Support. From 1990 to 1992, Mr. Dowding was a software engineer with Navtel, Inc., a Canadian telecommunications firm.

          Eric Johnson has held the position of Vice President - Technical of Support since 1987. From 1982 to 1987, Mr. Johnson owned Hangar Books, a publishing company that specialized in the aviation field. Mr. Johnson also has fifteen years experience as a navigator in the Royal Canadian Air Force.

          Joseph Pampalone has served as the Company's Director of Performance Engineering since September 1995. Prior thereto and from 1992, Mr. Pampalone served as the Company's Manager of Systems Development. He also served as a dispatcher/program analyst for the Company from 1988 to 1992.

          Robert Sosnowski has served as the Director of Technical Architecture for Support since September 1995. Prior thereto and from 1989, Mr. Sosnowski served as a software engineer for Support.

          Michael Taylor has served as the Director of Flight Operations for Support since 1991. Prior to joining Support, Mr. Taylor spent seven years with Worldways Canada where he served as training captain and check pilot. Mr. Taylor was also a pilot for the Royal Canadian Air Force for 28 years.

          Rainer Vietze, C.A. joined the Company in November 1995 as the Director of Finance. Prior to joining the Company, Mr. Vietze worked as an audit manager for Doane Raymond Chartered Accountants (the Canadian member firm of Grant Thornton International) for the period from 1990 to 1995.

          Each Director will hold office until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

          To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1994, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with, except as follows: (i) Mr. Thal filed his Form 5 late, reporting the grant of options to him on one occasion during the fiscal year; (ii) Mr. Metherell filed his Form 3 three days late; and (iii) Mrs. English and Mr. Snyder, as well as Raymond F. English and Ray English and Associates Inc. ("RE&A")(see Item 11 hereof), filed their respective amended Forms 4 late, reporting the cancellation of certain transfers previously reported on Forms 4 during such fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     (a)  SUMMARY COMPENSATION TABLE

          The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1994 who had a total salary and bonus for such year in excess of $100,000 as well as all persons who served as Chief Executive Officer of the Company during the fiscal year ended October 31, 1994.

                                    ANNUAL COMPENSATION                                LONG-TERM COMPENSATION

                                                                                        AWARDS                PAYOUTS

                                                                                               COMMON
NAME AND                                                                       RESTRICTED      STOCK
PRINCIPAL                                                      OTHER ANNUAL      STOCK       UNDERLYING        LTIP       ALL OTHER
POSITION             YEAR         SALARY           BONUS       COMPENSATION     AWARD(S)      OPTIONS         PAYOUTS   COMPENSATION
---------            ----         ------           -----       ------------    ----------    ----------       -------   ------------

Raymond F.           1994          -0-              -0-                -0-        -0-           -0-             -0-           -0-
 English,            1993          -0-(2)           -0-                -0-        -0-           -0-             -0-           -0-
Chairman(1)

  Bert E.            1994         *(3)              -0-           $99,990(4)      -0-           -0-             -0-           -0-
 Brodsky,            1993       $100,000            -0-           $12,000(5)(6)   -0-           -0-             -0-           -0-
Chairman (3)

Russell K.           1994       $125,000            -0-           $14,800(5)(7)   -0-         65,000            -0-           -0-
 Thal,               1993       $100,000        $10,000           $12,000(5)      -0-           -0-             -0-           -0-
President

 Kenneth M.          1994        $31,901            -0-                -0-        -0-           -0-             -0-           -0-
  Snyder,            1993          -0-              -0-                -0-        -0-           -0-             -0-           -0-
   Vice
President(8)


(1) Mr. English served as Chairman of the Board and Chief Executive Officer of the Company from December 1993 to October 1994, at which time he resigned as an officer and Director of the Company.
(2) Excludes approximately $56,000 Canadian in salary which was earned from Support for the fiscal year ended October 31, 1993 but not paid (see Item 12 hereof).
(3) Mr. Brodsky resigned as Chairman of the Board in December 1993. He received a nominal salary payment prior to such resignation.
(4) Represents amounts paid pursuant to Consulting Agreement (see Item 1 hereof).
(5)  Includes $12,000 paid by the Company as an automobile allowance.
(6) Excludes any compensation that Mr. Brodsky may be deemed to have received in connection with the sale of his shares of Common Stock of the Company discussed in Item 1 hereof.
(7) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.
(8) Mr. Snyder was elected Vice President of the Company in December 1993 and Chief Operating Officer of the Company effective November 1994.

     (b)  OPTION GRANTS TABLE

          The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended

October 31, 1994 to the persons named in Item 10(a) hereof:

                              Shares of                      Percent of
                             Common Stock                  Total Options
                              Underlying                     Granted to                Exercise
                               Options                      Employees in                Price/              Expiration
  Name                         Granted                      Fiscal Year                  Share                 Date
  ----                       ------------                  -------------               --------             ----------
Raymond F.                      -0-                             -0-                        -                    -
English

Bert E.                         -0-                             -0-                        -                    -
Brodsky

Russell K.                     65,000                          100%                      $1.00               12/08/03
Thal

Kenneth M.                      -0-                             -0-                        -                    -
Snyder

     (C)  FISCAL YEAR-END OPTION VALUE TABLE

          The following table sets forth certain information concerning the value as of October 31, 1994 of unexercised options held by the persons named in Item 10(a) hereof:

                         NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-
                               OPTIONS AT           THE-MONEY OPTIONS AT
                            OCTOBER 31, 1994          OCTOBER 31, 1994

NAME                   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----                   -------------------------  --------------------------
Raymond F. English               -0-/-0-                  -0-/-0-

Bert E. Brodsky                  -0-/-0-                  -0-/-0-

Russell K. Thal               75,938/-0-                  -0-/-0-

Kenneth M. Snyder                -0-/-0-                  -0-/-0-

No options were exercised by any of the named persons during the fiscal year ended October 31, 1994.

     (d)  COMPENSATION OF DIRECTORS

          The By-Laws of the Company provide that Directors shall be reimbursed for travel expenses incurred in attending any meeting of the Board or any committee thereof and each Director, except salaried officers of the Company, shall be paid a fee for attending each meeting of the Board or any such committee as may be fixed by the Board from time to time. No Directors' fees have been paid to date. The By-Laws of the Company also provide, to the extent permitted by law, for certain indemnification of its Directors.

     (e) EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

          Mr. Thal is employed by the Company pursuant to an employment agreement (the "Employment Agreement") which expires on March 31, 1999 (the "Expiration Date") and provides for a minimum annual salary of $125,000 effective December 1, 1993, with annual cost of living increases. Pursuant to the Employment Agreement, as amended, subject to the terms and conditions thereof, the Company has agreed to acquire an annuity and/or universal life insurance policy which will provide for the following: (i) Mr. Thal being the beneficiary thereof; (ii) provided that Mr. Thal does not voluntarily terminate his employment with the Company prior to the Expiration Date, following the cessation of Mr. Thal's employment with the Company, the payment to him of an aggregate of $600,000, payable in 60 equal monthly installments of $10,000 each and (iii) a death benefit covering Mr. Thal's death through the fifth anniversary of the Expiration Date, which face amount shall decrease to the extent of any monthly benefits paid pursuant to (ii) above. In addition, pursuant to the Employment Agreement, in the event of Mr. Thal's death during the employment period, his estate would be entitled to receive payments equal to three months salary. Further, under certain circumstances, Mr. Thal may be entitled to receive two years severance payments upon the termination of his employment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The total number of shares of Common Stock outstanding as of February 29, 1996 was 1,701,980. The Common Stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding shares of Common Stock beneficially owned as of February 29, 1996 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) each present Director,
(iii) each person named in Item 10(a) hereof, and (iv) all of the Company's present executive officers and Directors as a group:

                                                                           APPROXIMATE
NAME AND ADDRESS                       NUMBER OF SHARES                   PERCENTAGE OF
OF BENEFICIAL OWNER                   BENEFICIALLY OWNED                OUTSTANDING SHARES
-------------------                   ------------------                ------------------
Dorothy A. English                     1,007,766(1)(2)                          59.2%
550 Parkside Drive                              (3)
Waterloo, Ontario,
Canada

Raymond F. English                       818,766(1)(2)                          48.1%
17 Cardinal Street                              (4)
Elmira, Ontario,
Canada

Ray English and                          802,766(2)(5)                          47.2%
Associates Inc.
17 Cardinal Street
Elmira, Ontario,
Canada

Kenneth M. Snyder                        250,000(6)                             12.8%
207 Pittman Place
Carson City, Nevada

Duncan Macdonald                         150,000(7)                              8.1%
50 O'Connor
Ottawa, Ontario,
Canada

Innovation Ontario                       125,000                                 7.3%
Corporation
56 Wellesley Street
West
Toronto, Ontario
Canada

Russell K. Thal                           93,813(3)(8)                           5.3%
99 Seaview Boulevard
Port Washington, NY

Bert E. Brodsky                            6,393                                  *
26 Harbor Park Drive
Port Washington, NY

Denis L. Metherell                         3,000(3)                               *
550 Parkside Drive
Waterloo, Ontario,
Canada

All executive                          1,529,579(1)(3)                          69.4%
officers and                                    (6)(7)
Directors as a group                            (8)(9)
(6 persons)

*    Less than 1%
(1) Represents 802,766 shares beneficially owned by RE&A and 205,000 shares beneficially owned by Mrs. English. All such shares are held by Mrs. English as voting trustee pursuant to a Voting Trust Agreement which expires on the date the promissory note payable by RE&A to Support, as discussed in Item 12 hereof, is satisfied in full and canceled. Does not include 12,000 shares beneficially owned by Raymond F. English, Mrs. English's husband. Mrs. English disclaims beneficial interest in such shares.
(2)  Such persons may be deemed parents of the Company.
(3) Does not include 250,000 (Dorothy A. English), 250,000 (Russell K. Thal), or 100,000 (Denis L. Metherell) shares, respectively, subject to options granted under the Company's 1995 Stock Option Plan (the "Option Plan"). The Option Plan and the options granted thereunder are subject to shareholder approval of (a) the Option Plan and (b) an increase in the authorized capitalization of the Company.
(4) Includes 802,766 shares beneficially owned by RE&A, of which, the Company has been advised, Mr. English is the Chairman, Chief Executive Officer and sole stockholder. Such shares are held pursuant to a Voting Trust Agreement as discussed in footnote (1) hereof.
(5) Shares are held pursuant to a Voting Trust Agreement, as discussed in footnote (1) hereof.
(6) Represents shares issuable upon exercise of currently exercisable options. An additional 150,000 shares are issuable upon exercise of options not yet exercisable.
(7) Represents shares issuable upon exercise of currently exercisable options. An additional 50,000 shares are issuable upon exercise of options not yet exercisable.
(8) Includes 75,938 shares issuable pursuant to currently exercisable options and 312 shares owned by Mr. Thal's wife. This shall not be deemed an admission that Mr. Thal is the beneficial owner of the shares owned by his wife.
(9) Includes 25,000 shares issuable to an executive officer upon exercise of currently exercisable options. An additional 25,000 shares are issuable upon exercise of options not yet exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to Item 1 hereof for a discussion of certain transactions between the Company and Bert E. Brodsky, its former Chairman of the Board.

          AVCON Associates Inc., an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director, leases certain computer equipment to Support. The Company believes that the lease payments, which currently aggregate approximately $3,000 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

          In 1993, prior to the acquisition discussed in Item 1 hereof, RE&A engaged Support to provide certain management and marketing services in connection with the management of the military and air traffic control ("ATC") versions of the FOMS software. During such year and prior thereto, Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. RE&A is wholly owned by Raymond F. English, a former Chairman of the Company, who resigned from such position on October 31, 1994 (see Item 11 hereof).

          Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence its obligation to Support as of such date. The RE&A Note is payable on July 15, 2005 (or sooner as provided below) and provides for interest at the rate of 5% per annum payable annually.

          Prior to the acquisition described in Item 1 hereof, RE&A was engaged in the business of managing and marketing the military and ATC versions of the FOMS software, especially as it related to large-scale Canadian Government traffic management projects. As part of the acquisition transaction, the software rights for the military and ATC versions of FOMS were transferred to the Company's subsidiary, EAS.

          Effective January 1, 1995, Support and RE&A entered into a five year Consulting and Marketing Agreement (the "Consulting Agreement") pursuant to which RE&A provides consulting and marketing services with regard to Support's FOMS software. The Consulting Agreement provides for the payment to RE&A of a base monthly fee of $11,000 Canadian as well as an additional aggregate fee of $12,000 for certain additional services provided. The Consulting Agreement provides further for commissions and finder's fees to RE&A for the licensing of the FOMS software and introduction of Support to potential clients. Pursuant to the Consulting Agreement, Support shall have the right to offset $3,500 Canadian per month against compensation otherwise payable to RE&A thereunder as a payment
of amounts due under the RE&A Note.   In addition, the Consulting Agreement
provides for the additional payment of the RE&A Note on the following basis:

           (i) 15% of the first $10,000 Canadian of commissions or finder's fees earned during a contract year;
           (ii) 20% of the next $10,000 Canadian of commissions and finder's fees earned during a contract year; and
           (iii) 25% of any earned commissions or finder's fees exceeding $20,000 Canadian in a contract year.

          The Consulting Agreement is terminable by Support under certain circumstances.

          In consideration of the execution of the Consulting Agreement, Mr. English also agreed that approximately $102,500 Canadian in unpaid salary would not be payable to him unless and until all amounts due under the RE&A Note were paid in full.

          Effective as of October 1, 1995, the Company entered into a one year Key Advisor Agreement (the "Key Advisor Agreement") with Kenneth Snyder pursuant to which Mr. Snyder has been retained to provide certain consulting, advisory and corporate finance services. Mr. Snyder has the right to extend the expiration date for a period of six months. In the event Mr. Snyder exercises such right, the Company shall have the right to extend the term of the Key Advisor Agreement further for a period of six months. Pursuant to the Key Advisor Agreement, Mr. Snyder is entitled to receive a base monthly fee of $11,000 as well as, under certain circumstances, certain finders fees with respect to equity and/or debt financings (such fee, with respect to any particular transaction, to equal the lesser of 5% of the financing proceeds or $75,000 Canadian).

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2(A) Stock Purchase Agreement dated as of October 31, 1993 among Bert E. Brodsky, Muriel Brodsky, Navtech Systems Consulting Inc. (now called Ray English and Associates Inc.), Ray English and Dorothy English (1)

          2(B) Stock Purchase Agreement dated as of October 31, 1993 among Compuflight, Inc., Bert E. Brodsky, Navtech Systems Consulting Inc.(now called Ray English and Associates Inc.), Ray English and Dorothy English (1)

          3(A) Certificate of Incorporation and amendments thereto including Certificate of Ownership and Merger

          3(B)           By-Laws (3)

          9 Voting Trust Agreement dated as of July 15, 1995 among Ray English and Associates Inc., Dorothy A. English and Dorothy A. English as voting trustee

          10(A) Employment Agreement dated as of December 1, 1993 between the Company and Russell K. Thal (4) and amendment thereto dated March 14, 1996

          10(B)          Incentive Stock Option Plan (3)

          10(C)          Non-Qualified Stock Option Plan (2)

          10(D) Consulting Agreement dated as of November 1, 1993 between Compuflight, Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

          10(E) Promissory Note dated as of November 1, 1993 payable by Bert E. Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

          10(F) Loan Agreement dated February 8, 1994 among Global Weather Dynamics, Inc., Compuflight, Inc. and Navtech Systems Support Inc. (4)

          10(G) Letter agreement dated November 1, 1993 between Sandata, Inc. and Compuflight, Inc.

          10(H) Lease dated March 31, 1994 between Seagull Associates Inc. and Compuflight, Inc., as amended, with respect to Port Washington, New York premises

          10(I) Lease dated June 5, 1991 between Vandor Realty Corporation and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises

          10(J)          1995 Stock Option Plan

          10(K)          1995 Key Employees and Advisors Stock Option Plan

          10(L) Consulting and Marketing Agreement dated as of January 1, 1995 between Navtech Systems Support Inc. and Ray English and Associates Inc.

          10(M) Promissory Note dated as of July 15, 1995 payable by Ray English and Associates

                         Inc. in the principal amount of $750,000

          10(N) Stock Option Agreement dated as of July 28, 1995 between Compuflight, Inc. and Russell K. Thal

          10(O) Stock Option Agreement dated as of July 28, 1995 between Compuflight, Inc. and Dorothy A. English

          10(P) Stock Option Agreement dated as of July 28, 1995 between Compuflight, Inc. and Denis L. Metherell

          10(Q) Key Advisor Agreement dated as of October 1, 1995 between Compuflight, Inc. and Kenneth M. Snyder

          10(R) Amended and Restated Stock Option Agreement dated as of August 9, 1995 between Compuflight, Inc. and Kenneth M. Snyder

          10(S) Stock Option Agreement dated as of August 9, 1995 between Compuflight, Inc. and Duncan Macdonald

          21             Subsidiaries(4)

          27             Financial Data Schedules
----------------

(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Current Report on Form 8-K for an event dated December 1, 1993.

(2) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1992.

(3) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Registration Statement on Form S-18 as Registration No. 2-93714-NY.

(4) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1994.

INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE


Report of Independent Certified Public Accountants                F-2


Financial Statements

   Consolidated Balance Sheet as of October 31, 1994              F-3

   Consolidated Statements of Earnings for the Years Ended
     October 31, 1994 and 1993                                    F-4

   Consolidated Statement of Deficiency in Shareholders'
     Equity for the Years Ended October 31, 1994 and 1993         F-5

   Consolidated Statements of Cash Flows for the Years
     Ended October 31, 1994 and 1993                              F-6

   Notes to Consolidated Financial Statements                     F-7

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS



Board of Directors and Shareholders

  COMPUFLIGHT, INC.


We have audited the accompanying consolidated balance sheet of Compuflight, Inc. and Subsidiaries (the "Company") as of October 31, 1994 and the related consolidated statements of earnings, deficiency in shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compuflight, Inc. and Subsidiaries as of October 31, 1994, and the results of their consolidated operations and their consolidated cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a deficiency in working capital and a deficiency in shareholders' equity of $496,760 and $114,315, respectively. These factors, among others, as described in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Melville, New York
February 2, 1996 (except for Notes H and I, as to which the date is March 19, 1996)

                       Compuflight, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1994


                                                               ASSETS

CURRENT ASSETS
  Cash and equivalents                                                                      $   139,951
  Accounts receivable, net of allowance for doubtful accounts of $144,500                       358,040
  License fees receivable                                                                       348,883
  Prepaid expenses and other                                                                     25,578
                                                                                            -----------

        Total current assets                                                                    872,452

INVESTMENT TAX CREDITS RECEIVABLE                                                               293,707

LICENSE FEES RECEIVABLE                                                                         296,971

FIXED ASSETS, NET                                                                               400,514

OTHER ASSETS                                                                                     10,467
                                                                                            -----------

                                                                                            $ 1,874,111
                                                                                            -----------
                                                                                            -----------


                                         LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                     $   503,234
  Deferred salaries                                                                             191,216
  Note payable                                                                                   17,726
  Global demand loan payable                                                                    203,789
  Due to related parties -- current portion                                                     453,247
                                                                                            -----------
       Total current liabilities                                                              1,369,212

DUE TO RELATED PARTIES                                                                          284,363

MINORITY INTERESTS                                                                              334,851

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN SHAREHOLDERS' EQUITY

  Common stock, par value $.001 per share; authorized, 2,500,000
    shares; issued and outstanding, 1,576,980 shares                                              1,577
  Additional paid-in capital                                                                  1,444,308
  Notes receivable -- former Chairmen                                                        (1,149,780)
  Cumulative foreign translation adjustment                                                      37,528
  Accumulated deficit                                                                          (447,948)
                                                                                            -----------

                                                                                               (114,315)
                                                                                            -----------
                                                                                            $ 1,874,111
                                                                                            -----------
                                                                                            -----------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       Compuflight, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended October 31,




                                                            1994                1993
                                                        ---------           ----------

Revenue
     Service fees                                      $2,560,053          $   554,410
     Hardware, software and license sales                 385,105              424,546
                                                        ---------           ----------

                                                        2,945,158              978,956
                                                        ---------           ----------

Costs and expenses
     Operating                                          1,832,826              637,433
     Research and development                             225,411              313,558
     Selling, general and administrative                  771,703              139,651
     Depreciation and amortization                        153,377               65,558
                                                        ---------           ----------

                                                        2,983,317            1,156,200
                                                        ---------            ---------

          Operating loss                                  (38,159)            (177,244)

Other income (expense)
     Interest income                                       27,007                9,643
     Interest expense -- related parties                  (96,116)             (52,053)
     Interest expense -- other                            (42,582)             (22,578)
     Management fee -- former Parent                                           574,061
     Provision for loss -- former Parent                                      (238,800)
     Realized foreign exchange gain (loss)                108,057             (119,559)
     Scientific research and experimental development
       credits                                             36,621              109,742
     Other                                                 33,315               10,155
                                                        ---------            ---------

          Earnings before minority interests               28,143               93,367

Earnings of minority interests                            (24,331)               --
                                                        ---------            ---------

          NET EARNINGS                                 $    3,812           $   93,367
                                                        ---------            ---------
                                                        ---------            ---------

Net earnings per share                                 $    --              $      .06
                                                        ---------            ---------
                                                        ---------            ---------

Weighted average number of common shares outstanding    1,576,980            1,576,980
                                                        ---------            ---------
                                                        ---------            ---------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Compuflight, Inc. and Subsidiaries

                 STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY

                      Years ended October 31, 1994 and 1993






                                                                             Notes         Cumulative
                                     Common stock           Additional     receivable--      foreign
                                   ----------------          paid-in        former         translation   Accumulated
                                    Shares   Amount          capital       Chairmen        adjustment      deficit         Total
                                   --------  ------         -----------    -----------     -----------   -----------      -------

Balance at November 1, 1992        797,775   $  797         $  825,071     $   (65,319)                  $ (545,127)    $ 215,422

Proceeds from sale of
  common stock                     316,869      317            247,873                                                    248,190

Advances to RE&A, net                                                         (343,880)                                  (343,880)

Foreign translation adjustment                                                               $35,203                       35,203

Net earnings                                                                                                 93,367        93,367
                                 ---------    -----          ---------       ---------       -------       --------      --------

Balance at October 31, 1993      1,114,644    1,114          1,072,944        (409,199)       35,203       (451,760)      248,302

Recapitalization                   462,336      463            371,364        (804,000)                                  (432,173)

Collections--former Chairman                                                    65,143                                     65,143

Advances to RE&A, net                                                           (1,724)                                    (1,724)

Foreign translation adjustment                                                                 2,325                        2,325

Net earnings                                                                                                  3,812         3,812
                                ----------   ------          ---------       ---------        ------       --------       -------

BALANCE AT OCTOBER 31, 1994      1,576,980   $1,577         $1,444,308     $(1,149,780)      $37,528      $(447,948)    $(114,315)
                                 ---------    -----          ---------      ----------        ------        -------       -------
                                 ---------    -----          ---------      ----------        ------        -------       -------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,




                                                                              1994             1993
                                                                            -------          --------
Cash flows from operating activities
     Net earnings                                                         $   3,812         $  93,367
     Adjustments to reconcile net earnings to net cash provided by operating activities
            Depreciation and amortization                                   153,377            65,558
            Provision for uncollectible accounts                            121,378           238,800
            Minority interests                                               24,331
            Consulting fees, net                                             65,143
            (Gain) loss on fixed assets                                      (2,635)            3,631
            (Increase) decrease in operating assets
               Accounts receivable                                         (169,339)           89,892
               Scientific research and experimental development credits     (36,112)         (121,469)
               License fees receivable                                     (122,614)         (263,280)
               Prepaid expenses and other                                    15,512            82,000
            Increase (decrease) in operating liabilities
               Accounts payable and accrued expenses                        113,787           169,505
               Deferred salaries                                             34,871            25,152
               Due to related parties                                        45,944
                                                                            -------           -------

                 Net cash provided by operating activities                  247,455           383,156
                                                                            -------           -------

Cash flows from investing activities
     Cash acquired of Compuflight                                            84,242
     Purchase of fixed assets                                               (53,897)         (114,739)
     Proceeds from sale of fixed assets                                       3,478            18,774
     Purchase of minority interests                                          (3,669)
     Advances to RE&A                                                        (1,724)         (582,680)
     Repayment of note receivable -- director and officer                     7,183
     Other                                                                    6,357
                                                                            -------           -------

               Net cash provided by (used in) investing activities           41,970          (678,645)
                                                                            -------           -------

Cash flows from financing activities
     Proceeds from sale of common stock                                                       248,190
     Advance from Compuflight                                                                  50,000
     Payment of notes -- former affiliate                                  (180,000)
     Increase (decrease) in cash overdraft                                 (152,938)           71,698
     Proceeds from Global demand loan                                       203,789
     Proceeds from Support shareholder demand loans                                           115,498
     Proceeds from notes                                                     27,663
     Payment of notes                                                       (12,668)           (4,560)
     Payment of support shareholder demand loans                            (11,027)         (168,517)
                                                                            -------           -------

               Net cash (used in) provided by financing activities         (125,181)          312,309
                                                                            -------           -------

Effect of foreign translations on cash                                      (24,293)          (16,820)
                                                                            -------           -------

               NET INCREASE IN CASH AND
                 EQUIVALENTS                                                139,951

Cash and equivalents at beginning of year                                     --                 --
                                                                            -------          -------

Cash and equivalents at end of year                                       $ 139,951         $    --
                                                                           --------          -------
                                                                           --------          -------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Compuflight, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1994 and 1993



NOTE A -- DESCRIPTION OF BUSINESS AND ORGANIZATION

     Compuflight, Inc. ("Compuflight") and Subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company"), are engaged in the business of
     (1) providing computerized flight planning service to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) selling customized versions of their proprietary software to end users mainly throughout the United States and Canada.

     REVERSE ACQUISITION OF THE COMPANY AND RECAPITALIZATION

     On December 1, 1993, Compuflight and its former Chairman consummated a stock purchase agreement, dated as of October 31, 1993, with Ray English and Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., and RE&A shareholders. Pursuant to the agreement, effective November 1, 1993, Compuflight had exchanged 1,114,644 shares of its common stock ($.56 per share) and assumed an $800,000 obligation of RE&A to Compuflight's former Chairman for all of the outstanding stock of EAS (a wholly-owned subsidiary of RE&A) and approximately 88% of the outstanding common shares of Support (a company controlled by RE&A and its principal shareholders).

     Contemporaneously with the stock purchase agreement, Compuflight's former Chairman and his immediate family sold their 238,872 shares of Compuflight's common stock to RE&A in exchange for an $800,000 note payable to Compuflight's former Chairman. In connection with Compuflight's acquisition of EAS, Compuflight has assumed RE&A's note payable to Compuflight's former Chairman and as a result the former Chairman's indebtedness to Compuflight was reduced to $804,000. Such indebtedness is payable to Compuflight in equal monthly installments over a ten-year period, together with interest at 4-1/2% per annum. Further, Compuflight entered into a ten-year consulting agreement with its former Chairman providing for fees payable, substantially upon the same terms as the indebtedness repayment, and, accordingly, this note receivable from the former Chairman has been presented as a component in the statement of deficiency in shareholders' equity.

     Compuflight also granted the remaining common shareholder of Support the right to acquire 125,000 shares of Compuflight's stock on the same basis as accorded to RE&A and the other Support shareholders (which right was exercised in November 1995). In addition, Compuflight agreed that its previously existing public shareholders of record on December 11, 1993 would have the right to purchase one share of Compuflight's common stock for each share then held at a price of $1.29 per share. Such rights expired unexercised on February 28, 1995.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE A (CONTINUED)

     As a result of the above, effective November 1, 1993, RE&A and the other former shareholders of Support had acquired approximately 86% of Compuflight's common stock, and, accordingly, Compuflight has accounted for the above transactions as a recapitalization of Support and EAS with Support and EAS as the acquirer of Compuflight for financial reporting purposes. Accordingly, Support and EAS's combined net assets have been presented at historical cost and Compuflight's net assets have been recorded at their fair market value, which has been determined to approximate historical cost. The historical operating results are those of the acquirer (Support and EAS), and Compuflight's operating results have been included from the effective date of the acquisition (November 1, 1993). Presented below are the unaudited pro forma condensed operating results for the year ended October 31, 1993, as if the transaction had been consummated on November 1, 1992.


                    Revenue                       $2,396,753
                                                   ---------
                                                   ---------

                    Net loss                      $ (959,633)
                                                   ---------
                                                   ---------

                    Net loss per share            $    (0.61)
                                                   ---------
                                                   ---------


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     1.   BASIS OF PRESENTATION

          The consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of October 31, 1994, the Company has a deficiency in working capital and a deficiency in shareholders' equity of $496,760 and $114,315, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

                       Compuflight, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            October 31, 1994 and 1993



NOTE B (CONTINUED)

          Management's plans in regard to these matters include concerted efforts to (i) pursue its claim against Harris Corporation (Note I),
          (ii) continue to negotiate extended terms with trade creditors, (iii) continue to defer salaries of certain employees and officers, (iv) expand its marketing activities and (v) seek additional financing sources, including debt or equity offerings. However, no assurances can be given that the Company will be able to obtain additional financing or that the above plans will enable the Company to continue in existence.

     2.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Compuflight, its 88%-owned subsidiary, Support, and its wholly-owned subsidiary, EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component in the statement of deficiency in shareholders' equity.

     3.   FIXED ASSETS

          Fixed assets are recorded at cost. Depreciation is provided using the straight-line and declining balance methods over the estimated useful lives of the related assets.

     4.   SOFTWARE COSTS

          The Company capitalizes expenditures incurred for the development of existing software which has already reached technological feasibility and expenses all other costs. Amortization is computed by the straight-line method over the estimated useful life of the software.

     5.   MINORITY INTERESTS

          Minority interests include the portion of common equity of Support not owned by the Company. Also included in minority interests are 3,600 shares of Class B, nonvoting shares of Support. Such shares, issued for $358,200 Canadian ($261,275 U.S. at October 31, 1994), are
          entitled to noncumulative dividends of $8 per share and are redeemable at the option of the Company for $540,000 Canadian ($394,000 U.S.).
          To date, no dividends have been declared or paid with respect to such shares.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE B (CONTINUED)

     6.   USE OF ESTIMATES

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7.   INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," effective fiscal 1993. Prior to fiscal 1993, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. The cumulative effect of this change in accounting method was not significant. SFAS No. 109 required a change from the deferred method of accounting for income taxes to the asset and liability method. Pursuant to SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Pursuant to SFAS No. 109, a valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that all, or some portion of, the deferred tax assets will not be realized.

     8.   NET EARNINGS PER SHARE

          Net earnings per share of common stock are based upon the weighted average number of shares outstanding during each year, after giving retroactive effect to the reverse merger described in Note A. Common stock equivalents consist of additional shares that would be outstanding assuming the exercise of dilutive outstanding stock options and stock warrants. No common stock equivalents were included in the earnings per share calculation during fiscal 1994 and 1993 as their inclusion would be antidilutive.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE B (CONTINUED)

     9.   REVENUE RECOGNITION

          Revenue from license fees is recognized at the later of delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under terms of license agreements. The Company has no significant expenditures relating to either warranties or post-contract customer support bundled with the initial sale of the license and, therefore, no provision is included in the consolidated financial statements. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom programming, communication and database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earning of revenue are deferred.

     10.  CASH FLOWS

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid income taxes and interest of approximately $5,300 and $120,400, respectively, for the year ended October 31, 1994 and interest of $55,300 for the year ended October 31, 1993.

     11.  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

          Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is required to be implemented in fiscal 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes that implementation of this statement will not have any material effect on its results of operations and financial position.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE B (CONTINUED)

          Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is also required to be implemented in fiscal 1996 and introduces a choice in the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in fiscal 1996 by continuing to account for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair-value-based method had been applied and disclosed in the notes to the consolidated financial statements.


NOTE C - LICENSE FEES RECEIVABLE

     The Company has entered into license agreements granting end user licensees a nonexclusive perpetual right to use the Company's flight planning software. Historically, the Company has offered its licensees extended payment terms. In those instances, the related license fees have been discounted to reflect financing costs of 15% per annum. Revenue from such agreements is recorded upon the later of the delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under the contract. For agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. License fees receivable at October 31, 1994 consist of the following:


                                                                 Discounted
          Payment terms                                            amount
          -------------                                          ----------

          $10,000 per month with full payment received
            in December 1994                                      $189,281

          $18,000 Canadian per month through May 1998              456,573
                                                                   -------

                                                                   645,854
          Current portion                                          348,883
                                                                   -------

                                                                  $296,971
                                                                   -------
                                                                   -------

                       Compuflight, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                            October 31, 1994 and 1993



NOTE C (CONTINUED)

     The Company has significant concentrations in credit risk with respect to its license fees receivable in that the remaining unpaid fee receivable at December 31, 1994 is due from a single customer in the commercial air transportation business. Generally, the Company does not obtain other collateral in addition to its software license.


NOTE D - FIXED ASSETS

     Fixed assets consist of the following:


                                                         Useful
                                                          life          1994
                                                       ---------      --------

       Computer software                               5-10 years     $404,306
       Computer equipment                              5-10 years      212,108
       Furniture and fixtures                          5-20 years       12,648
       Leasehold improvements                          5 years           5,281
                                                                       -------

                                                                       634,343

       Less accumulated depreciation
          and amortization                                             233,829
                                                                       -------

                                                                      $400,514
                                                                       -------
                                                                       -------

     Amortization expense for capitalized software totaled approximately $117,000 and $13,000 in 1994 and 1993, respectively. Accumulated amortization approximated $139,000 and $17,000 at October 31, 1994 and 1993, respectively.


NOTE E - LOANS PAYABLE TO GLOBAL

     In January 1994, the Company announced its intention to enter into an agreement with Global Weather Dynamics, Inc. ("Global"), a company that provides weather services to the Company, which would have resulted in the acquisition of Global by the Company, whereby the Global shareholders would have owned a majority interest in the Company's issued and outstanding shares of common stock. In January 1995, the Company announced that it had suspended discussions with Global with regard to the proposed business combination.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE E (CONTINUED)
     On February 8, 1994, Global, Compuflight and Support entered into a Loan Agreement providing for a loan of $200,000 from Global to Compuflight and
     Support.   In December 1994, the loan was repaid in full.


NOTE F - TRANSACTIONS WITH RELATED PARTIES

     NOTES RECEIVABLE - FORMER CHAIRMEN

     1. As described in Note A, the Company's former Chairman's (through December 1, 1993) total indebtedness to the Company was reduced to $804,000 as of November 1, 1993 and is payable in equal monthly installments over a ten-year period together with interest at 4-1/2% per annum. Contemporaneously, the Company entered into a ten-year consulting agreement with the former Chairman providing for fees payable substantially upon the same terms of the indebtedness repayment. As the balance of the Note will be recovered by the Company through the utilization of the former Chairmen's consulting services, the Note has been presented as a separate component in the statement of deficiency in shareholders' equity.

     2. In 1993, Support charged its parent company, RE&A, a management and marketing fee in connection with the management of certain software owned by EAS. Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. Substantially all such fees were incurred and funds were advanced prior to the reverse acquisition described in Note A. RE&A is owned by a former Chairman of the Company (for the period from December 1, 1993 through October 31,
          1994) who resigned from that position on October 31, 1994. Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence certain obligations to Support as of such date. The RE&A
          Note is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually.

          Further, pursuant to a Consulting and Marketing Agreement between RE&A and Support, RE&A will provide software marketing services to the Company. Support shall have the right to

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE F (CONTINUED)

     offset $3,500 Canadian per month ($2,586 U.S. at October 31, 1994) against compensation otherwise payable to RE&A thereunder as a payment of amounts due under the RE&A Note. The Consulting and Marketing Agreement also provides for finder's fees and commissions of 2% and 10%, respectively, for the introduction to potential clients and for the licensing of software. The Company has the right to apply 10% to 25%, as defined, of the finder's fees and commissions against amounts outstanding on the RE&A Note.

     Concurrent with the signing of the RE&A Note, RE&A also transferred all of its common stock of the Company to a Voting Trust ("Trust") under the sole administration of Dorothy A. English. Mrs. English is an Executive Vice President of the Company and the spouse of Raymond F. English, Chairman and CEO of RE&A. RE&A may recover its stock from the Trust upon the full payment of the RE&A Note and all accrued interest. Furthermore, while the RE&A Note remains outstanding, all dividends accruing to RE&A's common stock held in the Trust will be applied against the balance owing on the RE&A Note.

     The Company has provided for an allowance of $300,800 Canadian as of October 31, 1993 ($221,779 U.S. as of October 31, 1994) to reflect management's estimate of the amount ultimately collectible from RE&A. Such estimate is based principally on the estimated net worth of RE&A, which, in turn, is substantially based upon the value of the common shares of the Company beneficially owned by RE&A.

     Since the amount due from RE&A is in all likelihood recoverable only from amounts payable by the Company to Support or from the proceeds derived from Support's sale of the Company's common stock, the amount due from RE&A, net of allowance, has been classified as a separate component in the statement of deficiency in shareholders' equity.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE F (CONTINUED)

     DUE TO RELATED PARTIES

     Due to related parties at October 31, 1994 consists of the following:

       Notes payable - former affiliate (i)                 $435,652
       Accounts payable - former affiliate                   104,500
       Support shareholder demand loans (ii)                  55,445
       Accrued interest (ii)                                  42,997
       Loans payable - related parties (iii)                  99,016
                                                             -------

                                                             737,610
       Noncurrent portion                                    284,363
                                                             -------

                                                            $453,247
                                                             -------
                                                             -------


     (i) At July 31, 1993, the Company had outstanding accounts payable due to Sandata, Inc. ("Sandata"), a Company whose Chairman was the Company's former Chairman, in the approximate amount of $676,000. These accounts payable related specifically to work undertaken by Sandata, as a subcontractor to the Company, to provide software development services for the "Harris " contract as discussed in Note I. The Company delivered to Sandata a promissory note in such approximate principal amount, payable with interest at the rate of 1% over the prime rate in equal monthly payments of principal and interest of $20,000 until April 1994, when the balance of such obligation was to become due (the "Sandata Note").

          Effective November 1, 1993, the Sandata Note was modified so that it is repayable in equal monthly installments of principal in the amount of $20,000, together with accrued interest thereon at the rate of 10% per annum, commencing February 28, 1994. In addition to such monthly payments on the Sandata Note, the Company is required to accelerate its payment to Sandata thereunder in an amount equal to (a) 20% of all monies received from standalone commercial system sales and/or licensing of flight planning software by the Company, EAS or Support or any subsidiary thereof and (b) 75% of all monies received by Compuflight from Harris with respect to the Company's claims discussed in Note I. Payment of the Sandata Note is secured by a first lien on substantially all of Compuflight's assets as they were recorded at the date of acquisition.

     (ii) Support shareholder demand loans bear interest at 15% per annum. Interest in the amount of $24,500 is in arrears and is included in accrued interest.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE F (CONTINUED)

     (iii) Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian ($88,711 U.S. at October 31, 1994) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997 and bears interest at 15% per annum payable monthly. Also included is a separate chattel mortgage on specific computer equipment, due to the above-noted brother personally, which bears interest at 15% per annum and is payable in monthly installments of principal and interest of $1,078 Canadian. The outstanding balance at October 31, 1994 was $13,940 Canadian ($10,305 U.S.). The balance in its entirety was repaid in July 1995.


NOTE G - INCOME TAXES

     As described in Note B-7, the Company adopted the provisions of SFAS No. 109 effective in fiscal 1993.

     The Company's fiscal 1994 and 1993 effective income tax rates differ from the statutory U.S. Federal income tax rate as a result of the following:


                                                            1994         1993
                                                            ----         ----
       Statutory U.S. Federal tax rate                      34.0%        34.0%
       Utilization of net operating loss carryforwards     (34.0)       (34.0)
                                                            ----         ----

       Effective rate                                         -            -
                                                            ----         ----
                                                            ----         ----

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993


NOTE G (CONTINUED)

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1994 are summarized as follows:


       Deferred tax assets
          Net operating loss carryforwards                  $ 172,100
          Deferred salaries                                    89,500
          Allowance for doubtful accounts                     115,000
                                                             --------

               Total deferred tax assets                      376,600
                                                             --------
       Deferred tax liabilities
          License fees receivable                            (140,100)
          Scientific research and experimental development
            credits, net                                      (99,700)
          Excess tax over book depreciation                   (12,700)
                                                             --------

               Total deferred tax liabilities                (252,500)
                                                             --------

               Net deferred tax assets                      $ 124,100
                                                             --------
                                                             --------

       Valuation allowance                                  $(124,100)
                                                             --------
                                                             --------


     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $1,577,000 at October 31, 1994, which expire through 2009. However, due to the change in the Company's ownership, utilization of the Company's net operating loss carryforwards is limited, pursuant to Internal Revenue Code Section 382, to an annual amount of approximately $13,000. Therefore, of the $1,577,000 in net operating loss carryforwards, the Company will only be able to utilize approximately $200,000 of these net operating loss carryforwards to offset future taxable income. Further, for Canadian tax purposes, the Company has available net operating loss carryforwards and scientific research and experimental development credits of $275,000 Canadian ($203,000 U.S.) and $77,000 Canadian ($57,000 U.S.), respectively, expiring through 1999 and 2004, respectively. The Company has established a valuation allowance with respect to its net deferred tax assets, as it cannot presently assess the utilization of such deferred tax assets as more likely than not.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE G (CONTINUED)

     During fiscal 1994, the Company filed claims for scientific research and experimental development credits aggregating approximately $397,000 Canadian ($293,707 U.S.) which were recognized for accounting purposes. Such claims for refundable credits, which arose from activities conducted in fiscal 1992, 1993 and 1994, are currently being reviewed by the Canadian tax authorities and will be collected upon approval. Such credits are included in taxable income in the period collected.


NOTE H - STOCK OPTIONS

     The Company has adopted an incentive stock option plan which, as amended, reserved 125,000 unissued shares of common stock for the plan. The plan requires that all options be granted at exercise prices not less than the fair market value of the stock on the date of grant. In September 1987, the Company adopted a nonqualified stock option plan which reserved 62,500 unissued shares of common stock for the plan. The Company's subsidiary, Support, has outstanding options to purchase 330,000 shares of its common stock at exercise prices ranging from $.20 to $.50 Canadian per share.

     Summary information with respect to the stock option plans follows:





                                                  Range of            Outstanding         Outstanding
                                                  exercise              options             options
                                                   prices               granted            exercisable
                                                  --------            -----------         ------------

       Balance at November 1, 1992             $1.50 - $3.24            107,170              105,920
       Became exercisable                       3.24                        -                    250
                                                                        -------              -------

       Balance at October 31, 1993              1.50 -  3.24            107,170              106,170

       Granted                                  1.00                     65,000                 -
       Canceled                                 1.50 -  2.08            (93,793)             (93,793)
       Became exercisable                       1.00 -  1.88               -                  65,250
                                                                        -------              -------

       Balance at October 31, 1994              1.00 -  1.88             78,377               77,627
                                                                        -------              -------
                                                                        -------              -------


                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993




NOTE H (CONTINUED)

     In 1995, the Company adopted, subject to shareholder approval, the 1995 Stock Option Plan (the "1995 Plan"), which provides for the granting to directors, employees, consultants and advisors of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 1,400,000 shares of the Company's common stock. Under the terms of the plan, the options, which expire no later than ten years after grant, are exercisable at a price equal to the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

     Further, in 1995, the Company adopted the 1995 Key Advisor Stock Option Plan (the "1995 Advisor Plan"), which provides for the granting to key employees and advisors of the Company of nonqualified stock options for the purchase of a maximum of 600,000 shares of the Company's common stock. Under the terms of the plan, the options, which expire no later than ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant.

     Pursuant to the above 1995 plans, during 1995 the Company granted incentive stock options and nonqualified stock options to purchase 350,000 and 850,000 shares of the Company's common stock, respectively, at a price of $.625 per share.


NOTE I - COMMITMENTS AND CONTINGENCIES

     1.   FAILURE TO FILE TIMELY REPORTS

          By letter dated January 23, 1996, the Securities and Exchange Commission (the "Commission") advised the Company that it had failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994 (the "1994 Form 10-KSB") and Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1995, April 30, 1995 and July 31, 1995 (collectively, the "1995 Forms 10-QSB"). The Commission also advised the Company that it had filed late its Forms 10-KSB for the fiscal year ended October 31, 1993 and Forms 10-QSB for the fiscal quarters ended January 31, 1994 and July 31, 1994, and failed to file Notifications of Late Filing on Form 12b-25 with regard to the 1995 Forms 10-QSB. By letter dated March 4, 1996, the Commission advised the Company that it had also failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995 (the "1995 Form 10-KSB").

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE I (CONTINUED)

          The Commission's Division of Enforcement had advised the Company further that it is considering recommending that the Commission institute enforcement action, which could include civil penalties, against the Company for violations of the reporting requirements of
          Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder. Pursuant to the Exchange Act, the amount of the penalty shall be determined by the Court in light of the facts and circumstances; however, for each violation, the amount of the penalty, with regard to a company, cannot exceed the greater of $50,000 or the gross amount of pecuniary gain to the Company as a result of any violation. The Exchange Act provides for substantially greater maximum penalties in the event the violation involved fraud, deceit, manipulation, or deliberate or reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

          The Company, in its latest correspondence with the Commission, has indicated that, in addition to the filing of this 1994 Form 10-KSB, it intends to file the 1995 Forms 10-QSB on or before April 8, 1996 and the 1995 Form 10-KSB on or before April 30, 1996. In its latest communication, the Company had advised the Commission that it intended to file this 1994 Form 10-KSB on or before March 21, 1996. No assurances can be given that, notwithstanding the Company's filing of the 1995 Forms 10-QSB and 1995 Form 10-KSB on or before the dates set forth above, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

     2.   OPERATING LEASE COMMITMENTS

          The Company leases equipment and office space pursuant to various lease agreements which expire through fiscal 1999. The annual rent of office space consists of a minimum rent, real estate taxes, maintenance and other expenses. The Company also leases certain computer equipment from an Officer and Director of the Company pursuant to an agreement which expires in fiscal 1998.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE I (CONTINUED)

     Future minimum annual rental agreements pursuant to these leasing agreements as of October 31, 1994 are summarized as follows:



                                                                           Related
                                                Office                      party
                                                space       Equipment      equipment        Total
                                                ------      --------       ---------      ---------
1995                                         $  62,600      $50,370        $  26,600      $139,570
1996                                            62,600       17,100           26,600       106,300
1997                                            45,400       14,800           26,600        86,800
1998                                            42,000        7,400           26,600        76,000
1999                                                          7,400           11,000        18,400
                                               -------       ------          -------       -------

                                              $212,600      $97,070         $117,400      $427,070
                                               -------       ------          -------       -------
                                               -------       ------          -------       -------




          Rental costs for fiscal 1994 and 1993 were $80,300 and $82,300, respectively. Rental cost incurred in fiscal 1994 in connection with the equipment lease with the related party was $21,000.

     3.   SOFTWARE CONTRACT CLAIM

          On January 31, 1991, the Company was awarded a fixed price subcontract with Harris Corporation ("Harris") for the development of flight planning software, training and related documentation for the United States Air Force ("Air Force"). The total fixed price for the 24-month subcontract was $2,168,268. As of October 31, 1993, the full fixed price subcontract had been billed and collected. During the course of the contract, Harris and the Company undertook additional work effort requested by the Air Force, which Harris and the Company considered beyond the scope of the subcontract work of the fixed price contract. In January 1995, the Company filed with Harris claims aggregating approximately $736,687 for services which the Company considered beyond the scope of the subcontract.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE I (CONTINUED)

          Harris has advised the Company that a portion of the Company's claim ($612,000) together with Harris's separate claim has been submitted to the Air Force and that Harris will pay the Company's revised claim on a proportionate basis, to the extent it receives payment from the Air Force. However, no assurances can be given that Harris will be successful in obtaining any amounts from the Air Force or that the Company will be successful in collecting any amounts from Harris. The Company is continuing to actively pursue its claims against Harris. Such claims have not been accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

     4.   EMPLOYMENT CONTRACTS

          The Company has entered into employment and consulting agreements with its Chairman, former Chairmen and a Director of the Company which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from March 1997 through March 31, 2004. Further, the employment agreement with the Company's Chairman, as amended subsequent to fiscal 1994, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon termination of his employment and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

          Approximate aggregate minimum compensation obligations under all agreements at October 31, 1994 are summarized as follows:


                         Year                          Amount
                         ----                          ------

                         1995                       $  418,300
                         1996                          302,500
                         1997                          302,500
                         1998                          302,500
                         1999                          289,500
                         Thereafter                    876,200
                                                     ---------

                                                    $2,491,500
                                                     ---------
                                                     ---------

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1994 and 1993



NOTE J - BUSINESS CONCENTRATIONS

     In fiscal 1994, two customers accounted for 13% and 11%, respectively, of the Company's consolidated revenues, and, in 1993, one customer accounted for 35% of the Company's consolidated revenues.


NOTE K - INDUSTRY SEGMENT INFORMATION AND
           GEOGRAPHIC AREA OPERATIONS

     The Company operates in one business segment, providing computerized flight planning services and software to commercial airlines and corporate aircraft users in the aviation industry. The Company's fiscal 1993 operations pertain solely to the Company's Canadian operations.

     A summary of the Company's operations by geographic area for the fiscal year ended October 31, 1994 is as follows:


          Net sales
               United States                           $2,045,331
               Canada                                     839,003
               Other                                       60,824
                                                        ---------

          Total net sales                              $2,945,158
                                                        ---------
                                                        ---------

          Operating profit (loss)
               United States                           $ (148,988)
               Canada                                     110,829
                                                        ---------

          Total operating loss                         $  (38,159)
                                                        ---------
                                                        ---------

          Identifiable assets
               United States                           $1,282,579
               Canada                                   1,341,100
               Eliminations                              (749,568)
                                                        ---------

          Total identifiable assets                    $1,874,111
                                                        ---------
                                                        ---------



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1996             COMPUFLIGHT, INC.


                                   By:  /s/ RUSSELL K. THAL
                                        -------------------------
                                        Russell K. Thal, Chairman
                                        of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                        CAPACITY                      DATE
     ----------                        --------                      ----

                                   Chairman of the Board
                                   of Directors, Executive
                                   Vice President and
/s/ Russell K. Thal                Director                      March 19, 1996
--------------------------
Russell K. Thal

                                   Chief Executive Officer
                                   and Chief Financial
                                   Officer (Principal
                                   Executive Officer and
                                   Principal Financial
/s/ Duncan Macdonald               Officer)                      March 19, 1996
--------------------------

Duncan Macdonald

                                   Executive Vice President
/s/ Dorothy A. English             and Director                  March 19, 1996
--------------------------
Dorothy A. English

/s/ Denis L. Metherell             Secretary and Director        March 19, 1996
--------------------------
Denis L. Metherell

/s/ Kenneth M. Snyder              Director                      March 19, 1996
--------------------------
Kenneth M. Snyder