Form 10QSB
period 1996-01-31
COMPUFLIGHT INC
filed 1996-03-22
CIK 790272

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 12b-25

                              NOTIFICATION OF LATE FILING

(CHECK ONE):  / /Form 10-K / /Form 20-F / /Form 11-K /X/Form 10-QSB
              / / Form N-SAR

                 For Period Ended:   January 31, 1996
                                  --------------------------------------------
                 /  / Transition Report on Form 10-K
                 /  / Transition Report on Form 20-F
                 /  / Transition Report on Form 11-K
                 /  / Transition Report on Form 10-Q
                 /  / Transition Report on Form N-SAR
                 For the Transition Period Ended:
                                                 ------------------------------
-------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type.

 NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.
-------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

-------------------------------------------------------------------------------

PART I -- REGISTRANT INFORMATION

-------------------------------------------------------------------------------
Full Name of Registrant

Compuflight, Inc.
-------------------------------------------------------------------------------
Former Name if Applicable

99 Seaview Boulevard
-------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Port Washington, NY 11050
-------------------------------------------------------------------------------
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

       (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
       (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
       (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The Company has not yet filed its Annual Reports on Form 10-KSB for the fiscal years ended October 31, 1994 and 1995. The Company believes that it will file such reports in the near future. However, until such reports and financial statements forming a part thereof have been finalized, the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1996 cannot be filed. Since the filing of the Company's Form 10-QSB for the quarterly period ended January 31, 1995 also awaits the filing of the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, no estimate regarding the significance of any changes in results of operations for the corresponding period for the last fiscal year can be made.


PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

    Steven J. Kuperschmid, Esq.             (516)        296-7055
    ---------------------------------- ----------------- ----------------------
                    (Name)                (Area Code)      (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company
    Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If
    answer is no, identify report(s).                           / / Yes  /X/ No

    Quarterly Reports on Form 10-QSB for the periods ended January 31, 1995, April 30, 1995 and July 31, 1995 ad Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.
    ---------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or
    portion thereof?                                            / / Yes
    / / No      See Part III hereof.

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

-------------------------------------------------------------------------------

                              COMPUFLIGHT, INC.
             ---------------------------------------------------
                 (Name of Registrant as Specified in Charter)

    has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


    Date    March 20, 1996                      By /s/ Duncan Macdonald
        ---------------------------------------    ----------------------------
                                                   Duncan Macdonald
                                                   Chief Executive Officer


INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.