Form 10QSB
period 1995-01-31
COMPUFLIGHT INC
filed 1996-04-09
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 1995
- --------------------------------------------------------------------------------

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    -------------

Commission File Number        0-15362
                        -------------------------------------------------------

                                COMPUFLIGHT, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                    11-2883366
- ---------------------------------         -------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

     99 Seaview Drive, Port Washington, NY                 11050
- --------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip code)

Issuer's telephone number          516-625-0202
                          ------------------------------------------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes       No   X
                                    -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                Yes       No
                                    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 1,701,980 shares.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

                                    I N D E X

                                                                            Page
                                                                          Number

PART I.   FINANCIAL INFORMATION


Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of
          January 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the Three
          Months Ended January 31, 1995 and January 31, 1994 . . . . . . . . .4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended January 31, 1995 and January 31, 1994 . . . . . .5

          Notes to Condensed Consolidated Financial Statements . . . . . . . .6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 12


Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
                                                                JANUARY 31,
                                                                       1995
- --------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                          $    77,411
  Accounts receivable, net of allowance for
   doubtful accounts of $149,556                                    351,878
  License fees receivable                                           109,305
  Prepaid expenses and other                                         27,196
                                                                -----------
     Total current assets                                           565,790

INVESTMENT TAX CREDITS RECEIVABLE                                   307,693

LICENSE FEES RECEIVABLE                                             309,061

FIXED ASSETS, NET                                                   386,516

OTHER ASSETS                                                          9,000
                                                                -----------
                                                                $ 1,578,060
                                                                -----------
                                                                -----------
- --------------------------------------------------------------------------------

               LIABILITIES AND DEFICIENCY IN SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $   425,050
  Deferred salaries                                                 186,958
  Note payable                                                       11,888
  Due to related parties - current portion                          443,031
                                                                -----------
     Total current liabilities                                    1,066,927

DUE TO RELATED PARTIES                                              222,389

MINORITY INTERESTS                                                  329,775

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN SHAREHOLDERS' EQUITY
  Capital stock, par value $.001 per share;
   authorized, 2,500,000 shares; issued and
   outstanding, 1,576,980 shares                                      1,577
  Additional paid-in capital                                      1,469,061
  Notes receivable - former Chairmen                             (1,124,615)
  Cumulative foreign translation adjustment                           5,774
  Accumulated deficit                                              (392,828)
                                                                -----------
                                                                    (41,031)
                                                                -----------
                                                                $ 1,578,060
                                                                -----------
                                                                -----------



       See notes to unaudited condensed consolidated financial statements.


- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31,                       1995         1994
- --------------------------------------------------------------------------------

Revenue
  Service fees                                          $ 765,591    $ 544,731
  Hardware, software and license sales                     25,229       12,456
                                                        ---------    ---------
                                                          790,820      557,187
                                                        ---------    ---------

Costs and Expenses
  Operating                                               420,257      441,783
  Research and development                                 31,351       64,464
  Selling, general and administrative                     247,697      187,818
  Depreciation and amortization                            31,930       37,148
                                                        ---------    ---------
                                                          731,235      731,213
                                                        ---------    ---------

     Operating income (loss)                               59,585     (174,026)

Other income (expense)
  Interest income                                           9,802        9,065
  Interest expense - related parties                      (16,969)     (21,362)
  Interest expense - other                                (14,379)     (13,713)
  Realized foreign exchange gain (loss)                    (4,265)      28,999
  Scientific research and experimental
   development credits                                     18,106       22,548
  Other                                                    (3,375)           -
                                                        ---------    ---------

     Earnings (loss) before minority interests             48,505     (148,489)

Loss of minority interests                                  6,615       15,402
                                                        ---------    ---------

     NET EARNINGS (LOSS)                                $  55,120    $(133,087)
                                                        ---------    ---------
                                                        ---------    ---------

- --------------------------------------------------------------------------------

Net earnings (loss) per share                           $    0.03    $   (0.09)
                                                        ---------    ---------
                                                        ---------    ---------

Weighted Average Number of Common Shares Outstanding    1,576,980    1,561,980
                                                        ---------    ---------
                                                        ---------    ---------


       See notes to unaudited condensed consolidated financial statements.


- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 31,                       1995         1994
- --------------------------------------------------------------------------------

Cash flows from operating activities
  Net earnings (loss)                                   $  55,120    $(133,087)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating
   activities
    Depreciation and amortization                          31,930       37,148
    Provision for uncollectible accounts                    5,867            -
    Minority interests                                     (6,615)     (15,402)
    Consulting fees, net                                   16,748            -
    Decrease (increase) in operating assets - net         185,606      (77,320)
    (Decrease) increase in operating liabilities - net    (81,009)     145,410
                                                        ---------    ---------
      Net cash provided by (used in) operating
       activities                                         207,647      (43,251)
                                                        ---------    ---------

Cash flows from investing activities
  Cash acquired of Compuflight                                  -       84,242
  Purchase of fixed assets                                (16,720)      (5,881)
  Advances to RE&A - net                                     (577)           -
  Repayment of note receivable - director and officer           -        7,183
                                                        ---------    ---------
     Net cash provided by (used in) investing
      activities                                          (17,297)      85,544
                                                        ---------    ---------

Cash flows from financing activities
  Payment of notes - former affiliate                     (60,000)           -
  Increase (decrease) in cash overdraft                         -      (14,234)
  Payment of Global demand loan                          (203,789)           -
  Proceeds from notes                                           -          508
  Payment of notes                                         (8,126)           -
  Payment of Support shareholder demand loans                   -        1,444
                                                        ---------    ---------
     Net cash used in financing activities               (271,915)     (12,282)
                                                        ---------    ---------

Effect of foreign translations on cash                     19,025        2,925
                                                        ---------    ---------

     NET INCREASE (DECREASE) IN
      CASH AND EQUIVALENTS                                (62,540)      32,936

Cash and equivalents at beginning of year                 139,951            -
                                                        ---------    ---------

Cash and equivalents at end of period                   $  77,411    $  32,936
                                                        ---------    ---------
                                                        ---------    ---------



       See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

NOTE A.   DESCRIPTION OF BUSINESS AND ORGANIZATION

Compuflight, Inc. ("Compuflight") and subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company"), are engaged in the business of (1) providing computerized flight planning service to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) licensing customized versions of their proprietary software to end users mainly throughout the United States and Canada.


NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of January 31, 1995, and the consolidated statements of operations and cash flows for the three months ended January 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995, and for all periods presented, have been made.

The condensed consolidated financial statements include the accounts of Compuflight, its 88%-owned subsidiary, Support, and its wholly-owned subsidiary, EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component in the statement of deficiency in shareholders' equity.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994. Results of operations for the three months ended January 31, 1995 are not necessarily indicative of the operating results for the full year.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $766,000 in the three months ended January 31, 1995 compared with approximately $545,000 for the three months ended January 31, 1994, an increase of 41% or approximately $221,000. The increase in service fees is attributed primarily to the addition of a systems integration customer in February 1994 resulting in quarterly revenue of approximately $100,000, as well as increased usage service fees from existing customers aggregating an additional $100,000 of revenue in the quarter.

Revenue from hardware sales and software licenses increased 103% or approximately $13,000 from approximately $12,000 for the three months ended January 31, 1994 to approximately $25,000 for the three months ended January 31, 1995. The change is due primarily to an increase in the financed portion of long term license fees receivable.

COSTS AND EXPENSES

Operating expenses decreased approximately 5% or $22,000 from approximately $442,000 for the three months ended January 31, 1994 to approximately $420,000 for the three months ended January 31, 1995. This change is primarily attributable to the reduction in third party computer services costs resulting from the transfer of service bureau operations from the Port Washington, New York facility to the Waterloo, Ontario facility in the previous quarter.

Research and development costs decreased approximately 51% or $33,000 from approximately $64,000 for the three months ended January 31, 1994 to approximately $31,000 for the three months ended January 31, 1995.

Selling, general and administrative expenses increased approximately 32% or $60,000 from approximately $188,000 for the three months ended January 31, 1994 to approximately $248,000 for the three months ended January 31, 1995. This increase is primarily attributable to an increase in consulting fees (including payments required under the marketing contract with Ray English and Associates Inc.) of approximately $34,500, an increase in professional fees of approximately $10,000 and an increase in travel related to ongoing efforts to increase sales of approximately $10,000.

OTHER INCOME (EXPENSE)

The Company recorded a loss of approximately $4,000 on realized foreign exchange transactions for the three months ended January 31, 1995 as compared to a gain of approximately $29,000 for the three months ended January 31, 1994. This change is due mainly to continuing fluctuations in the exchange rate.

NET EARNINGS

The unaudited consolidated financial statements reflect net earnings of approximately $55,000 for the three months ended January 31, 1995 as compared to a net loss of approximately $133,000 for the three months ended January 31, 1994. This represents a change of approximately

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

$188,000 and is primarily attributable to the increase in revenues noted above along with overall expenses remaining constant for each of the two periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company showed a net decrease in cash resources of $62,540 for the three months ended January 31, 1995 as compared to a net increase of $32,936 for the three months ended January 31, 1994. In addition, at January 31, 1995, the Company had a working capital deficiency of $501,137.

Cash flows from operations accounted for an increase in cash of approximately $208,000, primarily as a result of the early payment of a license fee receivable. Cash flows from investing activities for the three months ended January 31, 1995 represent a net outflow of $17,297, primarily due to the purchase of fixed assets. Cash flows from financing activities for the three months ended January 31, 1995 represent a net outflow of $271,915. A substantial portion of this outflow relates to the repayment of the Global loan in December 1994.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of January 31, 1995, the Company's available funds consisted of $77,411 in cash.

COMMITMENTS AND CONTINGENCIES

SUPPORT CLASS B SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. Such amount is incuded as a component of the Company's minority interest liability. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for a current aggregate amount of $540,000 Canadian. As at January 31, 1995, no dividends had been paid or declared on these shares.

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

PLAN OF OPERATION

The Company's liquidity at January 31, 1995 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

SOFTWARE CONTRACT CLAIM

On January 31, 1991, the Company was awarded a fixed price subcontract with Harris Corporation ("Harris") for the development of flight planning software, training and related documentation for the United States Air Force ("Air Force"). The total fixed price for the 24 month subcontract was $2,168,268. As of October 31, 1993, the full fixed price subcontract had been billed and collected. During the course of the contract, Harris and the Company undertook additional work effort requested by the Air Force, which Harris and the Company considered beyond the scope of the subcontract work of the fixed price contract. In January 1995, the Company filed with Harris claims aggregating $736,687 for services which the Company considered beyond the scope of the subcontract.

Harris has advised the Company that a portion of the Company's claim ($612,000) together with Harris' separate claim has been submitted to the Air Force and that Harris will pay the Company's revised claim on a proportionate basis, to the extent it receives payment from the Air Force. However, no assurances can be given that Harris will be successful in obtaining any amounts from the Air Force or that the Company will be successful in collecting any amounts from Harris. The Company is continuing to actively pursue its claims against Harris. Such claims have not been accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $375,653 as of January 31, 1995 and which comprises a portion of "Due to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts under the note.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to pursue additional extensions with its creditors.

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries ($186,958 at January 31, 1995) waived in addition to those previously waived.

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

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
OTHER INFORMATION
THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

                           PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS:
          None

Item 2.   CHANGES IN SECURITIES:
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          None

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JANUARY 31, 1995
- --------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMPUFLIGHT, INC.
                                        ------------------------------------
                                                    (Registrant)

Date:  April 8, 1996                    By: /s/ Russell K. Thal
                                           ---------------------------------
                                                Chairman of the Board

Date:  April 8, 1996                    By: /s/ Duncan Macdonald
                                           ---------------------------------
                                                Chief Executive Officer
                                                and Chief Financial Officer