Form 10QSB
period 1995-04-30
COMPUFLIGHT INC
filed 1996-04-24
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 30, 1995
- --------------------------------------------------------------------------------

               [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from ____________________ to _____________________

Commission File Number        0-15362
- --------------------------------------------------------------------------------

                                COMPUFLIGHT, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Delaware                               11-2883366
- --------------------------------------------------------------------------------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.)

       99 Seaview Drive, Port Washington, NY                   11050
- --------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip code)

Issuer's telephone number          516-625-0202
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
                               Yes       No
                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of April 15, 1996 was 1,701,980 shares.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.

SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------


                                    I N D E X

                                                                            Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of April 30, 1995. . . . . 3

          Consolidated Statements of Operations - For the Six and
          Three Months Ended April 30, 1995 and April 30, 1994 . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows - For the
          Six Months Ended April 30, 1995 and April 30, 1994 . . . . . . . . 5

          Notes to Condensed Consolidated Financial Statements . . . . . . . 6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .11

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                       APRIL 30,
                                                                            1995
- --------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                             $   103,477
  Accounts receivable, net of allowance for doubtful
   accounts of $155,056                                                570,149
  License fees receivable                                              112,091
  Prepaid expenses and other                                            43,590
                                                                    ----------

     Total current assets                                              829,307

INVESTMENT TAX CREDITS RECEIVABLE                                      353,242
LICENSE FEES RECEIVABLE                                                285,491
FIXED ASSETS, NET                                                      370,677
OTHER ASSETS                                                             9,000
                                                                   -----------
                                                                   $ 1,847,717
                                                                   -----------
                                                                   -----------

- --------------------------------------------------------------------------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payables and accrued liabilities                        $   543,611
  Deferred salaries                                                    190,243
  Note payable                                                          17,732
  Due to related parties - current portion                             435,064
                                                                   -----------

     Total current liabilities                                       1,186,650

DUE TO RELATED PARTIES                                                 163,915
MINORITY INTERESTS                                                     338,691
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Capital stock, par value $.001 per share; authorized 2,500,000
     shares; issued and outstanding, 1,576,980 shares                    1,577
  Additional paid-in capital                                         1,469,061
  Notes receivable - former Chairmen                                (1,095,870)
  Cumulative foreign translation adjustment                             20,437
  Accumulated deficit                                                 (236,744)
                                                                   -----------
                                                                       158,461
                                                                   -----------
                                                                   $ 1,847,717
                                                                   -----------
                                                                   -----------



       See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                              SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                                 APRIL 30,                     APRIL 30,
                                                                            1995           1994           1995           1994
- ------------------------------------------------------------------------------------------------------------------------------

Revenue
  Service fees                                                        $1,604,159     $  993,545     $  838,568     $  448,814
  Hardware, software and license sales                                    37,920         49,087         12,691         36,631
                                                                      ----------     ----------     ----------     ----------
                                                                       1,642,079      1,042,632        851,259        485,445
                                                                      ----------     ----------     ----------     ----------

Costs and Expenses
  Operating                                                              884,887        939,292        464,630        497,509
  Research and development                                                86,008        119,401         54,657         54,937
  Selling, general and administrative                                    437,629        356,938        189,932        169,120
  Depreciation and amortization                                           65,209         74,438         33,279         37,290
                                                                      ----------     ----------     ----------     ----------
                                                                       1,473,733      1,490,069        742,498        758,856
                                                                      ----------     ----------     ----------     ----------

    Operating income (loss)                                              168,346       (447,437)       108,761       (273,411)

Other income (expense)
  Interest income                                                         18,717         17,972          8,915          8,907
  Interest expense - related parties                                     (32,365)       (40,430)       (15,396)       (19,068)
  Interest expense - other                                               (27,544)       (25,944)       (13,165)       (12,231)
  Realized foreign exchange gain                                          40,161        108,480         44,426         79,481
  Scientific research and development
    credits                                                               49,671         36,621         31,565         14,073
  Other                                                                   (3,483)        14,959           (108)        14,959
                                                                      ----------     ----------     ----------     ----------

    Earnings (loss) before minority interests                            213,503       (335,779)       164,998       (187,290)

(Earnings) loss of minority interests                                     (2,301)        31,713         (8,916)        16,311
                                                                      ----------     ----------     ----------     ----------

    NET EARNINGS (LOSS)                                                $ 211,202     $ (304,066)    $  156,082     $ (170,979)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

- ------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                                         $     0.13     $    (0.19)    $     0.10     $    (0.11)
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------

Weighted Average Number of Common
  Shares Outstanding                                                   1,576,980      1,576,980      1,576,980      1,576,980
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------



       See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)


FOR THE SIX MONTHS ENDED APRIL 30,                                                                        1995           1994
- ------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net earnings (loss)                                                                                $ 211,202      $(304,066)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
      Depreciation and amortization                                                                     65,208         74,438
      Provision for uncollectible accounts                                                              10,512              -
      Minority interests                                                                                 2,301        (31,713)
      Consulting fees, net                                                                              33,685              -
      Increase in operating assets - net                                                               (57,579)       (63,548)
      Increase in operating liabilities - net                                                           42,694        156,095
                                                                                                     ---------      ---------
        Net cash provided by (used in) operating activities                                            308,023       (168,794)
                                                                                                     ---------      ---------

Cash flows from investing activities
  Cash acquired of Compuflight                                                                               -         84,242
  Purchase of fixed assets                                                                             (32,446)       (15,233)
  Repayments from (advances to) RE&A - net                                                              17,832         (4,313)
  Repayment of note receivable - director and officer                                                        -          7,183
                                                                                                     ---------      ---------
        Net cash provided by (used in) investing activities                                            (14,614)        71,879
                                                                                                     ---------      ---------

Cash flows from financing activities
  Payment of notes - former affiliate                                                                 (140,506)             -
  Decrease in cash overdraft                                                                                 -        (60,892)
  Payment of Global demand loan                                                                       (203,789)             -
  Proceeds from notes                                                                                        -        204,490
  Payment of loans                                                                                      (3,831)       (60,528)
                                                                                                     ---------      ---------
        Net cash provided by (used in) financing activities                                           (348,126)        83,070
                                                                                                     ---------      ---------

Effect of foreign translations on cash                                                                  18,243         24,556
                                                                                                     ---------      ---------

        NET INCREASE (DECREASE) IN
         CASH AND EQUIVALENTS                                                                          (36,474)        10,711

Cash and equivalents at beginning of year                                                              139,951              -
                                                                                                     ---------      ---------

Cash and equivalents at end of period                                                                $ 103,477      $  10,711
                                                                                                     ---------      ---------
                                                                                                     ---------      ---------



       See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

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


NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of April 30, 1995, the consolidated statements of operations for the three and six months ended April 30, 1995 and 1994, and the condensed consolidated statements of cash flow for the six months ended April 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995, and for all periods presented, have been made.

The condensed consolidated financial statements include the accounts of Compuflight, its 88%-owned subsidiary, Support, and its wholly-owned subsidiary, EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994. Results of operations for the six months ended
April 30, 1995 are not necessarily indicative of the operating results for the full year.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $1.6 million in the six months ended April 30, 1995 compared with approximately $1.0 million for the six months ended April 30, 1994, an increase of 60% or approximately $600,000. The increase in service fees is attributed primarily to the addition of a systems integration customer in February 1994 representing a per quarter revenue stream of approximately $100,000, as well as increased usage service fees for existing customers of Support aggregating to an additional approximate billing of $200,000 in the period and an increase in the fees for performance engineering services.

Revenue from hardware sales and software licenses was approximately $38,000 for the six months ended April 30, 1995 as compared with approximately $49,000 for the six months ended April 30,1994.

COSTS AND EXPENSES

Operating expenses decreased approximately 6% or $54,000 from approximately $939,000 for the six months ended April 30, 1994 to approximately $885,000 for the six months ended April 30, 1995. This change is primarily attributable to the reduction in third party computer services costs related to the relocation of service bureau operations to the Waterloo, Ontario facility during the quarter ended October 31, 1994.

Research and development costs were approximately $86,000 for the six months ended April 30, 1995 as compared to an expenditure of $120,000 for the six Months ended April 30, 1994. This decrease in expenditure levels is due to the completion of a number of projects initiated prior to the year ended October 31, 1994. The market for the Company's products is characterized by continuing technological change and the increasing demands of airline customers for software that responds to the operational issues faced by them. As a result, the Company believes that substantial expenditures for research and development will continue to be required in future quarters.

Selling, general and administrative expenses increased approximately 23% or $81,000 from approximately $357,000 for the six months ended April 30, 1994 to approximately $438,000 for the six months ended April 30, 1995. This increase is primarily attributable to an increase in consulting fees (including payments required under the marketing contract with Ray English and Associates Inc. ("RE&A")) of approximately $34,500, an increase in professional fees of approximately $5,000 to implement new accounting procedures and controls and an increase in travel related to ongoing efforts to increase sales of approximately $40,000.

OTHER INCOME (EXPENSE)

The Company recorded a gain of approximately $40,000 on realized foreign exchange transactions for the six months ended April 30, 1995 as compared to a gain of approximately $108,000 for the six months ended April 30, 1994.
Gains and losses in foreign exchange are attributable to the difference

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

in rates between the transaction date and the settlement date and cannot readily be compared between periods.

NET EARNINGS

The unaudited consolidated financial statements reflect net earnings of approximately $211,000 for the six months ended April 30, 1995 as compared to a net loss of approximately $304,000 for the six months ended April 30, 1994.
This represents a change of approximately $515,000 and is primarily attributable to the increase in revenues noted above along with overall expenses remaining generally constant for each of the two periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company showed a net decrease in cash resources of $36,474 for the six months ended April 30, 1995 as compared to a net increase of $10,711 for the six months ended April 30, 1994. In addition, at April 30, 1995, the Company had a working capital deficiency of $357,343.

Cash flows from operations for the six months ended April 30, 1995 accounted for an increase in cash of approximately $308,000, primarily as a result of the early payment of a license fee receivable. Cash flows from investing activities for the six months ended April 30, 1995 represented a net outflow of $14,614, primarily due to the purchase of fixed assets (offset by net repayments from RE&A). Cash flows from financing activities for the six months ended April 30, 1995 represent a net outflow of $348,126. A substantial portion of this outflow relates to the repayment of the Global loan in December 1994 and the payment of amounts due to Sandata Inc.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of April 30, 1995, the Company's available funds consisted of $103,477 in cash.

COMMITMENTS AND CONTINGENCIES

SUPPORT CLASS B SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for a current aggregate amount of $540,000 Canadian. As at April 30, 1995, no dividends had been paid or declared on these shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment and consulting agreements with its Chairman, former Chairmen and a Director of the Company which provide for current annual compensation of approximately $300,000. The Company's obligations under such agreements expire at various times during the period from March 1997 through March 31, 2004. Further, the employment agreement with the Company's Chairman, as amended subsequent to fiscal 1994, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon his retirement on March 31, 1999 and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

PLAN OF OPERATION

The Company believes that its existing cash resources and credit availability, as well as cash generated from operations, are insufficient to finance operations and product development objectives. Planning is ongoing to secure external financing during 1996. Management is continually streamlining the Company's operations with a view toward reducing fixed costs, extending credit terms and expanding its marketing and sales efforts. Specific initiatives to reduce the working capital deficiency include:

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

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $315,653 as of April 30, 1995 and which comprises a portion of "Due to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts due under the note.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to pursue additional extensions with its creditors.

DEFERRED SALARIES

The Company is continuing its efforts to have deferred salaries ($190,243 at April 30, 1995) waived in addition to those previously waived.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE

Accounts receivable increased by approximately $218,000 or 62% between the three months ended January 31, 1995 and the six months ended April 30, 1995. Management is increasing its efforts to collect outstanding accounts receivable through the addition of a staff member dedicated to the billing and collections function.

INCREASE REVENUES FROM EXISTING CUSTOMERS

The Company's products and services are used by more than 40 customers worldwide. The Company is seeking to expand its customer relationships by providing additional products and services, by licensing additional users and by upgrading customers from service bureau to in-house systems.


SUMMARY

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

In carrying out its future growth strategy, the Company will also continue to investigate possible business combinations aimed at improving the operating efficiencies of the Company and enhancing stockholder value. These business combinations may include mergers and acquisitions as well as strategic technology and marketing alliances.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------



                           PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS:
          None

Item 2.   CHANGES IN SECURITIES:
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a) Exhibits
              3(A) Certificate of Incorporation and amendments thereto
                   including Certificate of Ownership and Merger(1)

              3(B) By-Laws(2)

              27   Financial Data Schedule

          (b) Reports on Form 8-K

              None


(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994 (File No. 0-15362).

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.

SIX MONTHS ENDED APRIL 30, 1995
- --------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMPUFLIGHT, INC.
                                   ------------------------------------
                                               (Registrant)

Date:  April 22, 1996              By:  /s/ Russell K. Thal
      ---------------                  --------------------------------
                                            Chairman of the Board

Date:  April 22, 1996              By:  /s/ Duncan Macdonald
      ---------------                  --------------------------------
                                            Chief Executive Officer
                                            and Chief Financial Officer