Form 10QSB
period 1995-07-31
COMPUFLIGHT INC
filed 1996-04-25
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                   FORM 10-QSB

              / X / QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                   July 31, 1995
                                     -------------------------------------------
               / /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

       For the transition period from                     to
                                      ------------------      ------------------

Commission File Number                               0-15362
                                 -----------------------------------------------

                                 COMPUFLIGHT, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                            11-2883366
  -----------------------------------    --------------------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)              Identification No.)

     99 Seaview Drive, Port Washington, NY                  11050
  ------------------------------------------       ----------------------
   (Address of principal executive offices)               (Zip code)

Issuer's telephone number                         516-625-0202
                              --------------------------------------------------

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

                             Yes  / /        No /X/

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether the registrant filed all documents and  reports required  to  be  filed by Section 12, 13,  or  15(d)  of  the
Exchange Act after the distribution of securities under a plan confirmed by court.
                             Yes  / /        No  / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of April 15, 1996 was 1,701,980 shares.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------

                                          INDEX



                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet
          as of July 31, 1995                                                3

          Consolidated Statements of Operations
          - For the Nine and Three Months Ended
          July 31, 1995 and July 31, 1994                                    4

          Condensed Consolidated Statements of
          Cash Flows - For the Nine Months
          Ended July 31, 1995 and July 31, 1994                              5

          Notes to Condensed Consolidated
          Financial Statements                                               6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation                                               7

PART II.  OTHER INFORMATION                                                 12

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
                                                                        JULY 31,
                                                                            1995
- --------------------------------------------------------------------------------

                                    ASSETS
CURRENT ASSETS
   Cash and equivalents                                               $  70,078
   Accounts receivable, net of allowance for doubtful accounts
     of $143,252                                                        540,069
   License fees receivable                                              111,279
   Prepaid expenses and other                                            33,439
                                                                     -----------
     Total current assets                                               754,865

INVESTMENT TAX CREDITS RECEIVABLE                                       388,810
LICENSE FEES RECEIVABLE                                                 250,035
FIXED ASSETS, NET                                                       379,546
OTHER ASSETS                                                              9,000
                                                                     -----------
                                                                    $ 1,782,256
                                                                     -----------
                                                                     -----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $  657,786
   Deferred salaries                                                     52,205
   Note payable                                                           8,213
   Due to related parties - current portion                             429,588
                                                                     -----------
     Total current liabilities                                        1,147,792

DUE TO RELATED PARTIES                                                   94,695
MINORITY INTERESTS                                                      346,207
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Capital stock, par value $.001 per share; authorized
     2,500,000 shares; issued and outstanding, 1,576,980 shares           1,577
   Additional paid-in capital                                         1,469,061
   Notes receivable - former Chairmen                                (1,062,103)
   Cumulative foreign translation adjustment                             16,088
   Accumulated deficit                                                 (231,061)
                                                                     -----------
                                                                        193,562
                                                                     -----------
                                                                    $ 1,782,256
                                                                     -----------
                                                                     -----------

        See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                              NINE MONTHS ENDED          THREE MONTHS ENDED
                                                    JULY 31,                 JULY 31,
                                              1995           1994          1995       1994
- -------------------------------------------------------------------------------------------------
Revenue
   Service fees                           $ 2,282,897    $ 1,669,848     $678,738   $676,303
   Hardware, software and license sales        49,887        366,922       11,967    317,835
                                          -----------    -----------    ---------  ---------
                                            2,332,784      2,036,770      690,705    994,138
                                          -----------    -----------    ---------  ---------
Costs and Expenses
   Operating                                1,269,385      1,416,232      384,498    476,940
   Research and development                   150,775        170,331       64,767     50,930
   Selling, general and administrative        627,541        464,179      189,912    107,241
   Depreciation and amortization               99,842        104,588       34,633     30,150
                                          -----------    -----------    ---------  ---------
                                           2,147,543      2,155,330      673,810    665,261
                                          -----------    -----------    ---------  ---------
Operating income (loss)                       185,241       (118,560)      16,895    328,877

Other income (expense)
   Interest income                             30,207         26,612       11,490      8,640
   Interest expense - related parties         (46,768)       (67,092)     (14,403)   (26,662)
   Interest expense - other                   (42,899)       (34,665)     (15,355)    (8,721)
   Realized foreign exchange gain (loss)        9,189        108,311      (30,972)      (169)
   Scientific research and development
     credits                                   87,074         36,621       37,403        --
   Other                                        4,658         25,900        8,141     10,941
                                          -----------    -----------    ---------  ---------

     Earnings (loss) before minority
        interests                             226,702       (22,873)       13,199    312,906
Earnings of minority interests                 (9,817)      (10,143)       (7,516)   (41,856)
                                          -----------    -----------    ---------  ---------
     NET EARNINGS (LOSS)                    $ 216,885     $ (33,016)       $5,683  $ 271,050
                                          -----------    -----------    ---------  ---------
                                          -----------    -----------    ---------  ---------

Net earnings (loss) per share               $    0.14     $   (0.02)      $  --    $    0.17
                                          -----------    -----------    ---------  ---------
                                          -----------    -----------    ---------  ---------

Weighted Average Number of Common
   Shares Outstanding                       1,576,980     1,576,980     1,576,980  1,576,980
                                          -----------    -----------    ---------  ---------
                                          -----------    -----------    ---------  ---------

        See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
NINE MONTHS ENDED JULY 31,                               1995             1994
- --------------------------------------------------------------------------------


Cash flows from operating activities
   Net earnings (loss)                                $ 216,885       $ (33,016)
   Adjustments to reconcile net earnings (loss)
    to net cash provided  by (used in)
     operating activities
       Depreciation and amortization                     99,841         104,588
       Provision for uncollectible accounts                (804)           --
       Minority interests                                 9,817          10,143
       Consulting fees, net                              50,814            --
       Increase in operating assets - net                (6,360)       (370,250)
       Increase in operating liabilities - net           31,245         259,192
                                                      ---------       ---------
          Net cash provided by (used in) operating
           activities                                   401,438         (29,343)
                                                      ---------       ---------

Cash flows from investing activities
   Cash acquired of Compuflight                           --             84,242
   Purchase of fixed assets                             (76,484)        (50,166)
   Repayments from (advances to) RE&A - net              32,403          (7,022)
   Repayment of note receivable - director
    and officer                                           --              7,183
                                                      ---------       ---------
          Net cash provided by (used in)
            investing activities                        (44,081)         34,237
                                                      ---------       ---------
Cash flows from financing activities
   Payment of notes - former affiliate                 (216,046)           --
   Decrease in cash overdraft                             --           (113,859)
   Payment of Global demand loan                       (203,789)         (8,322)
   Proceeds from Global demand loan                       --            204,490
   Payment of loans                                     (20,850)       (117,206)
                                                      ---------       ---------
          Net cash used in
            financing activities                       (440,685)        (34,897)
                                                      ---------       ---------
Effect of foreign translations on cash                   13,455          35,432
                                                      ---------       ---------
          NET INCREASE (DECREASE) IN
            CASH AND EQUIVALENTS                        (69,873)          5,429

Cash and equivalents at beginning of year               139,951             --
                                                      ---------       ---------
Cash and equivalents at end of period                 $  70,078       $   5,429
                                                      ---------       ---------
                                                      ---------       ---------

     See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------

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

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of July 31, 1995, the consolidated statements of operations for the three and nine months ended July 31, 1995 and 1994, and the condensed consolidated statements of cash flow for the nine months ended July 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995, and for all periods presented, have been made.

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

For   information   concerning   the   Company's   significant accounting
policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1994. Results of operations for the nine months ended July 31, 1995 are not necessarily indicative of the operating results for the full year.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUE

Revenue  from service fees was approximately $2.3  million  in the   nine
months   ended  July  31,  1995   compared   with approximately $1.7 million
for the nine months ended July 31, 1994, an increase of 37% or approximately $600,000. The increase in service fees is attributed primarily to the addition of a systems integration customer in February 1994 representing a quarterly revenue stream of $100,000 as well as increased usage fees for service bureau, support and performance engineering services of approximately $500,000. Specifically, however, fees related to certain service bureau and performance engineering customers have decreased approximately $150,000 during the three months ended July 31, 1995.

Revenue   from  hardware  sales  and  software  licenses   was approximately
$50,000 for the nine months ended July 31, 1995 as compared with approximately $367,000 for the nine months ended July 31, 1994. The difference is primarily attributable to the inclusion of a fee of approximately $318,000 for the renewal of a software license held by Skyplan Services, Ltd. in the nine months ended July 31, 1994.

COSTS AND EXPENSES

Operating expenses decreased approximately 10% or $147,000 from approximately $1.4 million for the nine months ended July 31, 1994 to approximately $1.3 million for the nine months ended July 31, 1995. This change is primarily attributable to the waiver of deferred salaries of approximately $137,000 as well as the foregiveness of an account payable by a supplier of approximately $14,000.

Research and development costs were approximately $151,000 for the nine months ended July 31, 1995 as compared to approximately $170,000
for the nine months ended  July  31, 1994.   This  decrease in expenditure
levels is due to the completion of a number of projects initiated prior to the year ended October 31, 1994. The market for the Company's products is characterized by continuing technological change and the increasing demands  of airline customers  for  software  that responds  to  the
operational issues faced  by  them.   As  a result, the Company believes that
substantial expenditures for research and development will continue to be required in future quarters.

Selling,   general   and  administrative  expenses   increased approximately
35% or $164,000 from approximately $464,000 for the nine months ended July 31, 1994 to approximately $628,000 for the nine months ended July 31, 1995. This increase is primarily attributable to an increase in consulting fees (including payments required under the marketing contract with Ray
English  and  Associates Inc. ("RE&A")) of  approximately $60,000.   In
addition, there was an increase in professional fees of approximately $30,000 to implement new accounting procedures and controls and comply with regulatory requirements and an increase in travel expenses of approximately $60,000 related to ongoing efforts to increase sales.

OTHER INCOME (EXPENSE)

The Company recorded a gain of approximately $9,000 on realized foreign exchange transactions for the nine months ended July 31, 1995 as compared to a gain of approximately $108,000 for the nine

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------


months  ended  July  31, 1994.  Gains  and losses  in foreign exchange  are
attributable   to  the  difference  in  rates between  the  transaction  date and  the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and development credits of approximately $87,000 in the nine months ended July 31, 1995 as compared to approximately $37,000 for the nine months ended July 31, 1994. Although the research and development expenses on which the credits are based actually decreased between 1995 and 1994, the Company was not eligible for the 35% refund rate between April 1994 and October 1994. Eligible expenditures in that period are credited at a rate of 20% to be offset against future taxes payable by Support. Since Support is not currently in a taxable position, the value of these credits are not reflected in the financial statements.

NET EARNINGS

The unaudited consolidated financial statements reflect net earnings of approximately $217,000 for the nine months ended July 31, 1995 as compared to a net loss  of  approximately $33,000  for  the  nine  months
ended  July  31,  1994.   This represents a change of approximately $250,000
and is primarily attributable to the net increase in revenues noted above along with overall expenses remaining generally constant for each of the two periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company showed a net decrease in cash resources of $69,873 for the nine months ended July 31, 1995 as compared to a net increase of $5,429 for the nine months ended July 31, 1994. In addition, at July 31, 1995, the Company had a working capital deficiency of $392,927.

Cash flows from operations for the nine months ended July 31, 1995 accounted for an increase in cash of approximately $401,000, primarily as a result of the Company's net income for the period. Cash flows from investing activities for the nine months ended July 31, 1995 represented a net outflow of $44,081, primarily due to the purchase of fixed assets (offset by net repayments from RE&A). Cash flows from financing activities for the nine months ended July 31, 1995 represented a net outflow of approximately $441,000. A substantial portion of this outflow relates to the repayment of the Global loan in December 1994 and the payment of amounts due to Sandata, Inc.

The  Company  currently has no significant capital commitments but   may,
from  time  to  time,  consider  acquisitions   of complementary businesses,
products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of July 31, 1995, the Company's available funds consisted of $70,078 in cash.

COMMITMENTS AND CONTINGENCIES

SUPPORT CLASS B SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for a current aggregate amount of $540,000 Canadian. As at July 31, 1995, no dividends had been paid or declared on these shares.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------


EMPLOYMENT AND CONSULTING AGREEMENTS

The   Company  has  entered  into  employment  and  consulting agreements with its Chairman, former Chairmen and a Director of the Company which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from March 1997 through March 31, 2004. Further, the employment agreement with the Company's Chairman, as amended, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon his retirement and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

PLAN OF OPERATION

The  Company  believes that its existing  cash  resources  and credit
availability,  as  well  as   cash   generated   from operations,  are
insufficient to finance its operations and product development objectives. Planning is ongoing to secure external financing during 1996. Management is continually streamlining the Company's operations with a view toward reducing fixed costs, extending credit terms and expanding its marketing and sales efforts. Specific initiatives to reduce the working capital deficiency include:

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

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $246,903 as of July 31, 1995 and which comprises a portion of "Due

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------


to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts due under the note.

TRADE CREDITORS

The  Company  has  successfully negotiated extended  repayment terms  with
several  large  trade  creditors.   Although  the Company's  objective is to
be current with all of its  creditors, these  extensions have ensured the
continued viability of  the Company.   The  Company  is continuing  to
pursue  additional extensions with its creditors.

DEFERRED SALARIES

The  Company  was successful in obtaining waivers of  deferred salaries  of
approximately $137,000 during the  period.   The Company  is  also
continuing its efforts to have deferred salaries ($52,205 at July 31, 1995) waived in addition to those previously waived.

INCREASE REVENUES FROM EXISTING CUSTOMERS

The Company's products and services are used by more than 40 customers worldwide. The Company is seeking to expand its customer relationships by providing additional products and services, by licensing additional users and by upgrading customers from service bureau to in-house systems.

EXPAND SALES EFFORTS

During  the quarter ended July 31, 1995, the Company  expanded its  sales and
marketing capabilities to support the increased demand   from   new  airlines
entering  the  North   American marketplace.   This  included  the  addition
of  a  dedicated account executive at the end of the third quarter.

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

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          (a)    Exhibits

                 3(A) Certificate of Incorporation and
                      amendments thereto including Certificate of
                      Ownership and Merger (1)

                 3(B) By-Laws (2)

                 27 Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

- --------------------------------------------------------------------------------
(1)   Incorporated  by  reference to  the  Company's  Annual
      Report on Form 10-KSB for the fiscal year ended October 31, 1994 (File No. 0-15362).

(2)   Incorporated by reference to the Company's Registration
      Statement on Form S-18 (Registration No. 2-93714-NY).

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NINE MONTHS ENDED JULY 31, 1995
- --------------------------------------------------------------------------------

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COMPUFLIGHT, INC.
                                         ----------------------------
                                                (Registrant)

Date:     April 24, 1996                 By:   /s/  Russell K. Thal
      -----------------------                 -----------------------
                                               Chairman of the Board

Date:     April 24, 1996                 By:   /s/  Duncan Macdonald
      -----------------------                 -----------------------
                                              Chief Executive Officer
                                              and   Chief  Financial
                                              Officer