Form 10KSB
period 1995-10-31
COMPUFLIGHT INC
filed 1996-07-05
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-KSB
               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    October 31, 1995
                         -------------------------------------------------------
                [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from           to
                                                       -----------    ----------
Commission File Number     0-15362
                      ----------------------------------------------------------
                                COMPUFLIGHT, INC.
- --------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
          Delaware                                     11-2883366
- ----------------------------------      ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)
     99 Seaview Boulevard, Port Washington, NY               11050
- -------------------------------------------------------------------------
   (Address of Principal Executive Offices)                (Zip Code)
Issuer's telephone number,    516-625-0202
                          ---------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                         which registered

                  None
- --------------------------------             -----------------------------------
- --------------------------------             -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value
- --------------------------------------------------------------------------------
                           (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   No X
                                                                       ---  ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year (1995): $ 3,164,768
                                                                     -----------

     The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of June 30, 1996 was
$ 399,254 .
- -----------

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                                    ---   ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of common stock as of June 30, 1996, was 1,701,980 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                COMPUFLIGHT, INC.
                         1995 FORM 10-KSB ANNUAL REPORT






                                TABLE OF CONTENTS



                                     PART I                                 PAGE

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . .14
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .16


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . .17
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . .18
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .24
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .25


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . . .26
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .30
Item 11.  Security Ownership of Certain Beneficial Owners and Management . . .32
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . .34


                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

          INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .36

          INDEX TO FINANCIAL STATEMENTS (F-1). . . . . . . . . . . . . . . . .39

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

                                     PART I

ITEM 1         DESCRIPTION OF BUSINESS

Compuflight, Inc. (the "Company"), directly or indirectly through its wholly-owned Canadian subsidiaries, Navtech Systems Support Inc. ("Support"), and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing and supporting computerized flight planning and aircraft performance engineering services for the aviation industry.

The Company provides four comprehensive product and service solutions:

- -    A service bureau product offering marketed under the COMPASS-TM- trade-
     mark, which provides the flight operations department of commercial and corporate airlines with a very easy to use 'single screen' format for the timely dispatching of flights.

- -    The Flight Operations Management System ("FOMS") which, in addition to providing the airline dispatcher with flight planning functionality, provides the Flight Operations department with an overall analysis of the flight plan and supplies extensive information on crew, weather, NOTAMS, and other factors impacting decision making. The FOMS system can be implemented on an in-house as well as on a service bureau basis. In addition, the Company provides full product integration services for integrating the system with the customers' other mission critical software applications such as crew scheduling, reservations, and maintenance.

- -    The COMRAD product utilizes a mobile computer for use in the aircraft cockpit. This product provides the commercial airline customer with aircraft performance data previously delivered solely by ground-based runway analysis and weight and balance systems.

- -    The V(1)PLUS Performance Engineering Service is offered to airlines who do not maintain in-house engineering departments or who wish to augment existing capabilities.

These product and service solutions are based on proprietary software developed by the Company.

The Company's products and services are used by over 50 airline customers worldwide. These customers represent all facets of the aviation industry, including national and international airlines, regional airlines, freight carriers and corporate aircraft operators. Included in this broad array of industry representation are Delta Airlines, Emery Worldwide and American Transair.

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

The Company was originally incorporated in the State of New York in 1981. In 1987, the Company reincorporated in the State of Delaware. The Company's principal executive offices are located at 99 Seaview Boulevard, Port Washington, New York.


ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993, the Company and its former Chairman consummated a Stock Purchase Agreement, dated as of October 31, 1993, with Ray English and Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, as of the date hereof, the Company has issued 1,239,644 shares of the Company's common stock (valued at $0.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman for all of the outstanding common stock of EAS (a wholly-owned subsidiary of RE&A) and Support (a company controlled by RE&A and its principal shareholders). As of October 31, 1995, the Company had acquired only 88% of the outstanding common stock of Support. In November 1995, the remaining Support common shareholder exercised its right to acquire shares of common stock of the Company in exchange for its Support shares.

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


INDUSTRY BACKGROUND

The world's commercial airline industry is currently emerging from the most severe recession it has ever experienced. The industry suffered unprecedented losses from 1990 to 1993 with International Air Transport Association registered carriers sustaining reported cumulative losses of approximately USD $15.6 billion on international scheduled services. This downturn occurred as a result of a number of industry conditions. During this period, the United States economy experienced a significant recession and the Persian Gulf War erupted, the latter of which had an adverse effect on both fuel prices and passenger demand. In order to survive in this hostile economic climate, numerous carriers introduced lower fare structures to maintain market share. The effect of these trends caused Eastern Airlines, PanAm, and Midway Airlines to cease operations and Continental Airlines, America West Airlines and TWA to file for bankruptcy.

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

In its review of aviation industry trends, the 1995 World Aviation Directory is projecting scheduled passenger traffic, which grew approximately five percent in 1994, to increase six percent by the end of 1995 and by seven percent in 1996. In addition, the review indicates that, in North America, Europe, and the Asia/Pacific region, airlines are struggling to cope with the realities of competition in a world where traffic growth is not producing the kind of revenue growth seen in the past, and where cost cutting and control is increasingly seen as the key to survival. World airlines continue to create and develop alliances in order to expand into new markets and to avoid being marginalized or relegated to the status of niche carriers or feeders.

The review also suggests that political and economic forces will drive consolidation to a point where major airline alliances will occur. These airline alliances will face competition from a large number of niche airlines that differentiate themselves by geography or market segmentation. Smaller regional groupings of carriers seeking to protect or expand their share of particular geographical markets or business segments will also compete with the global alliances.

NORTH AMERICA
The distinguishing characteristic of the North American marketplace continues to be a demand for lower fares. In response to the low fare threat of carriers such as ValuJet and Kiwi, some of the larger national carriers (e.g. USAir, United, and Continental) have launched special low fare programs and cost cutting initiatives to reduce their overall operations expenditures. American Airline's parent company, AMR Inc., responded to the market demand by shrinking unprofitable airline operations, and developing and marketing profitable Information Technology (IT) and consulting activities.

EUROPE
European airlines are actively forming alliances in order to create larger, more stable traffic volumes from which to fend off competition from within and without the European Union. European carriers have negotiated alliances across the Atlantic to increase passenger volume at American gateways and European flights at home market hub airports. Most major European airlines have restructured with a noticeable trend toward the establishment of alliances and code sharing agreements. One result of this process is a reduction in levels of government ownership and subsidies. These efforts have also allowed for some airlines to return to profitability, however, others are still experiencing severe financial difficulties.

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

In addition to regional passenger traffic growth, cargo traffic across all regions is expected to increase by approximately 6.5 percent during 1996 according to the 1995 World Aviation Directory.


FLIGHT OPERATIONS SOFTWARE MARKET OUTLOOK

The management of the Company has perceived that, as a result of the competitive pressures experienced by the aviation industry, the flight operations or Strategic Operations Control Center has emerged as one of the focal points of airline strategy. Airlines are now seeking new software solutions to assist in the effective management of their flight operations. Air Transport World, a recognized trade publication in the commercial aviation industry, reported in May 1995 that, based on a study of flight operations software vendors and commercial airlines requirements, they expected the flight operations software market to have a growth rate of between 15% and 25% per annum for the remainder of the decade.


PRODUCTS AND SERVICES

The Company provides four comprehensive software and service solutions, COMPASS-TM-, FOMS, COMRAD and V(1)PLUS, for managing the flight operations department of an airline and specifically, in the case of COMPASS-TM- and FOMS, for the creation and filing of a flight plan.

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

FLIGHT OPERATIONS MANAGEMENT SYSTEM ("FOMS"). FOMS was developed in the "C" programming language for the Unix Open Systems environment. FOMS specifically targets the areas of route management, fuel management, winds and weather, NOTAMS, communications and operations/management reporting. In addition to providing the airline dispatcher with flight planning functionality, FOMS also provides the flight operations department with an overall analysis of the flight plan by supplying extensive information on crew, weather, NOTAMS, and other factors that impact the decision making ability of the Flight Operations department. The Company markets the FOMS system on an in-house installation basis and provides full system integration services for interfacing the product with the customer's other mission critical software applications such as crew scheduling, reservations, and maintenance.

The management of the Company believes that FOMS contains all of the critical features to fully automate and maximize the efficiency of the flight operations department. These distinctive competencies include:

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

       - An integrated version of the proprietary Variable Cost Index Plan ("VCIPlan") product developed by Applied Aeronautical Systems Inc. ("AASI"). VCIPlan is a unique flight planning software module which, when integrated with FOMS, provides airlines with flexible and optimal flight profiles. VCIPlan flight plans are computed using advanced optimal control techniques which result in flight profiles which are fuel and/or time optimized. VCIPlan is provided to the Company under a marketing arrangement with AASI.

COMRAD (COMPUFLIGHT'S RUNWAY ANALYSIS DELIVERY SYSTEM). COMRAD is a PC-based software product which provides performance engineering solutions for the Company's target market. The first release of the COMRAD product consists of a mobile computer running Microsoft's Windows 95-TM- to be used in the cockpit of the aircraft by the flight crew to compute takeoff and landing profiles. This approach provides the pilot with an alternative to the traditional manual of tables from which the pilot would look up the required data. Anticipated additions in 1996 include Weight and Balance functionality and some limited flight planning capability. The use of the Windows-TM- graphical user interface and mobile computing technology will become part of the development strategy to be undertaken by the Company during 1996.

V(1)PLUS PERFORMANCE ENGINEERING SERVICE is offered to airlines who do not maintain in-house engineering departments or who wish to augment existing capabilities. V(1)PLUS software is available for licensed use or may be integrated with FOMS for greater cost effectiveness.

V(1)PLUS provides customized take-off and landing data specific to various aircraft/engine combinations, flap settings and runways. Commercial pilots are required by law to have in their possession a current runway analysis for each flap setting of their aircraft for each end of each runway for each airport from/to which they depart/land.

SOFTWARE SUPPORT SERVICES provide a stable ongoing source of revenue that increases as a function of the increase in licensing of the Company's software.

The Company's comprehensive software support is offered throughout the world and is designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, telephone hot-line support on a 24 hour per day, 7 day a week ("24&7") basis. Due to the significant value of the customer's investment in the licensing of the Company's software, the Company believes that quality support services are a critical component of the customer's satisfaction level.

The software update and maintenance service consists of new releases of system functionality, ongoing enhancements to current functionality and the technical support of the entire database. These services are provided to customers through an annual agreement.

The Company has found an increased demand in the market for systems integration services which link the Company's software and third party vendors' applications such as Crew Scheduling, Maintenance, Flight Following and Reservations.


SALES AND MARKETING

The Company currently markets its products and services throughout the world. For North America and South America the Company uses its own marketing and sales force. In other parts of the world, the Company's marketing and sales function is implemented using agency agreements.

The Company conducts a marketing program which includes seminars and an ongoing customer communications program. The sales and marketing program is managed by the Company's Vice President of Business Development and its Vice President of Marketing. The COMPASS-TM- and COMRAD products and services marketing program targets the flight dispatch staff of the airline while the FOMS marketing program primarily targets executive and senior management who have decision making authority over capital expenditure in the flight operations area of the airline. The sales cycle typically ranges from six to twelve months from the time a qualified lead is identified to the date of contract signing. The significant challenge, outside of the Company's direct competition, is the ability to sell a large complex system to airlines which have the internal capability to develop their own software.

In addition to its direct marketing and sales efforts, the Company has also entered into an agency agreement to distribute COMPASS-TM- and V(1)PLUS services in Africa. During 1995,the Company depended primarily on agents and large system integrators for international sales and marketing activity.

Revenues outside the United States were approximately $544,347 of the Company's total revenues in fiscal 1995. The Company believes that the future results of operations will depend, in part, on its ability to increase sales in the international marketplace. During fiscal 1995, the Company's international sales did not increase to the extent expected because the Company did not expand its sales and support resources to meet the demands of the marketplace. The Company's marketing plans include a significant increase in sales activity and the pursuit of additional representation, in the Pacific Rim, Australia and Europe. Such increased expense could have an adverse effect on the results of operations.


CUSTOMERS

The Company's COMPASS-TM- computerized flight planning services and aircraft performance engineering services are provided to more than 25 commercial airlines. The Company also supplies services to more than 60 corporate aircraft users.

Support provides the FOMS service bureau offering to Canada 3000 and Air Transat, both well known Canadian charter operators, and more than six other clients such as Kalitta Flying Services, a major U.S. cargo operator. In-house FOMS systems have been delivered to five major airline clients, including American Trans Air, and Emery Worldwide. Support has a contract with Delta Airlines to help the airline support its contract carrier flight planning systems which utilizes Support's FOMS product.


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

The two primary competitors to the Company's FOMS product in the commercial airline in-house systems market are Jeppeson Sanderson ("Jeppeson") and David Bornemann & Associates ("Bornemann").

- -    Jeppeson, based in Denver, Colorado, is the recognized leader in aviation related charts and maps, as well as computerized flight planning and aviation weather mapping services. Jeppeson also provides an in depth line of pilot and instructor training courses and videos. It has been a dominant information provider in the aviation industry since the combination of Jeppeson & Company with Sanderson Films in 1974. As a subsidiary of the Times Mirror Corporation, it clearly has organizational and financial resources superior to those of the Company.

- -    Bornemann, based in Los Angeles, California, is recognized as a leading provider of crew scheduling software solutions to airlines. The Bornemann flight planning system, known as the Eagle System, is PC-based and therefore does not meet the complex multi-tasking and multi-user requirements of large in-house installations that Jeppeson and other competitors deliver with their UNIX-based solutions. Bornemann has therefore targeted its marketing efforts at the regional airline marketplace.

The primary competitors for COMPASS-TM- in the service bureau marketplace are Jeppeson, EDS Services("EDS"), Sabre Decision Technologies ("Sabre") and SITA.

- -    Jeppeson's service bureau offering, Dataplan, was acquired from Lockheed
     Corporation, which had originally designed the system for the United States Air Force. Jeppeson bundles the flight plan services with its other products, such as navigational charts and performance engineering services, and markets it on a price competitive basis.

- -    EDS has particular strengths with the integration of its flight planning services with a reservations system originally developed by Continental Airlines.

- -    Sabre, the technology and services arm of AMR Corporation (the parent corporation of American Airlines), also provides flight planning services to the commercial airline market as a component of an overall airline management system which includes reservations and accounting systems.

- -    SITA, which has the largest market share in Europe and Africa, is part of a suite of programs including weather and reservations. The key feature of SITA's systems is its worldwide aviation communications network which provides an advantage over other competitors who, in the developing nations, must utilize SITA or ARINC due to the poor quality of their telecommunications systems. This advantage is quickly eroding due to the advent of low cost, high quality communications alternatives in both
     Eastern Europe, Russia and the developing countries in Asia and Africa.

Many of the Company's COMPASS-TM- competitors have significantly greater financial, technical, and marketing resources and, as a result, may be able to respond more effectively to changes in customer requirements or devote greater resources to new product or technological development.

The Company's products also compete with vendors offering products originally developed on a custom basis for a single airline customer and with proprietary systems developed and maintained by the management information system departments of large commercial airlines such as the LIDO-TM- system developed by Lufthansa Airlines. Increased competition to the Company's products and service bureau business could result in price reductions, reduced gross margins and loss of market share which could have a material adverse effect on the Company's financial condition and results of operations.


RESEARCH AND DEVELOPMENT

The Company invests significant resources to develop new software functionality and to enhance its existing software. Research and development expenses were $223,224 and $225,411 for the years ending October 31, 1995 and 1994, respectively. See Item 6 hereof.

The Company plans to continue to enhance its existing software functionality in order to respond to the increasing demands of its customers and to improve the ease of use of the software. The Company's 1996 Development Plan includes expansion of the product scope to include a NOTAMs module, increased weather capability and the development of a graphical user interface. In addition, the Company is developing a complete client server architecture that is compatible with the leading UNIX platforms, including Digital, IBM, Hewlett Packard, Unisys and SUN.


INTELLECTUAL PROPERTY RIGHTS

The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. The Company has not filed for patents due to the lack of effective patent protection for software. In the past, the Company and Support have licensed certain versions of source code to a limited number of customers for specific uses. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition and increased investment in research and development of new products.



EMPLOYEES AND FACILITIES

As of May 31, 1996, the Company had a total of 51 employees including 18 in operations and client services, 16 in research and product development, 6 in sales and marketing and 11 in finance and administration. None of the Company's employees is represented by a labor union and the Company believes that its employee relations are good. The Company believes that its success will depend, to a large degree, upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and to retain personnel with flight operations expertise. The Company has experienced intense competition for technical staff thereby encountering difficulties in hiring a sufficient number to meet custom software design and programming order backlog. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service and support its products and conduct its operations successfully.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company uses approximately 2,689 square feet of leased office space at 99 Seaview Boulevard, Port Washington, New York for its executive offices and marketing, administration and sales operations. The monthly rent expense of this facility as of May 31, 1996 was $4,160. The lease terminates on December 31, 1998.

Support maintains offices in Waterloo, Ontario and Ottawa, Ontario. The Support office, which occupies approximately 4,233 square feet of space at 550 Parkside Drive, Waterloo, Ontario, functions as the principal operations, research and development, customer support and administrative offices for the Company. The monthly rent expense of this lease was approximately $3,570 Canadian as of May 31, 1996. The lease terminates on December 14, 1996. The Support facility at 50 O'Connor Street, Ottawa, Ontario functions as the marketing and sales office for Federal Systems Sales efforts. The lease is terminable by either party with sixty (60) days notice. The monthly rent expense of this lease was approximately $1,451 Canadian as of May 31, 1996.

The Company's total rent expense was approximately $79,700 in fiscal 1995. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

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

The Company filed its 1994 Form 10-KSB on March 22, 1996. Furthermore, the Forms 10-QSB for the fiscal periods ended January 31, 1995, April 30, 1995 and July 31, 1995 were filed on April 9, 1996, April 24, 1996 and April 25, 1996, respectively.

The Company, in its latest correspondence with the Commission, dated June 27, 1996, has indicated that, in addition to the filing of this 1995 Form 10-KSB on or before June 28, 1996, it intended to file the 1996 Forms 10-QSB for the fiscal quarters ended January 31, 1996 and April 30, 1996 on or before July 8 and July 9, 1996, respectively. No assurances can be given that, notwithstanding the Company's filing of the 1995 Form 10-KSB and notwithstanding the filing of the 1996 Forms 10-QSB for the fiscal quarters ended January 31, 1996 and April 30, 1996 on or before the dates set forth above, the Commission will not seek to recover civil penalties from the Company with regard to such delinquent reports or the other previously filed reports by the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1995.

                                     PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Fiscal Year Ended                     Bid Price
October 31, 1995                  High         Low
- -------------------             ---------------------
First Quarter                     $1/2         $1/4
Second Quarter                     5/8          1/4
Third Quarter                      5/8          1/2
Fourth Quarter                     5/8          1/2


Fiscal Year Ended
October 31, 1994
- -------------------
First Quarter                     $1-9/16       $7/8
Second Quarter                     1-1/4         7/8
Third Quarter                      7/8           1/4
Fourth Quarter                     1/2           1/4

(b)       APPROXIMATE NUMBER OF RECORD HOLDERS

Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of record holders of the Company's common stock at May 31, 1996 was 848.

(c)       PAYMENT OF CASH DIVIDENDS

No cash dividends have been paid by the Company on its common stock and no cash dividends are anticipated in the foreseeable future.


                                                                    Pag 17 of 40

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue represented by certain items in the Company's consolidated statement of earnings for the years indicated:

                                               PERCENTAGE OF TOTAL REVENUE
                                               ---------------------------
                                                  YEAR ENDED OCTOBER 31
                                               ---------------------------
                                                    1995           1994
                                               ---------------------------
                                               ---------------------------
REVENUE
  Service fees                                       98%            87%
  Hardware, software and license sales                2             13
                                                 ---------      ---------
    Total revenue                                   100            100
                                                 ---------      ---------
COSTS AND EXPENSES
  Operating                                          63             62
  Research and development                            7              8
  Selling, general and administrative                28             26
  Depreciation and amortization                       4              5

                                                 ---------      ---------
    Total operating expenses                        102            101
                                                 ---------      ---------
LOSS FROM OPERATIONS                                 (2)            (1)
Other income                                          7              2
                                                 ---------      ---------
INCOME BEFORE MINORITY INTEREST                       5              1
Earnings of minority interest                         -             (1)
                                                 ---------      ---------
NET EARNINGS                                          5%             -%
                                                 ---------      ---------
                                                 ---------      ---------

REVENUE

The Company's revenue is derived from two major sources: (i) service fees derived from the provision of flight planning, runway analysis services and ongoing customer support and (ii) sales of hardware and licenses of software. Revenue from license fees is recognized at the later of delivery of the software executable code or, if applicable, fulfillment of all other significant obligations under terms of a license agreement. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized as cash is received. The face value of a long term licensing agreement is discounted to give an effective rate of return of 15% over the life of the contract to cover financing costs. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom software development, communication charges and aviation database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed.

Total revenue increased to approximately $3.2 million in 1995 from approximately $2.9 million in 1994.

The Company's products and services are used by airlines throughout the world. The Company operates primarily in the United States and Canada, although its customers are also located in Europe, Mexico and South America. In Fiscal 1995, the Company derived approximately $2.6 million from sales in the United States as compared to approximately $2.1 million in fiscal 1994. This increase is due to the increase in usage fees which are primarily attributable to U.S.-based customers. Sales in Canada accounted for approximately $371,000 in fiscal 1995 as compared to approximately $839,000 in fiscal 1994. This decline is due primarily to the inclusion in 1994 of a fee for the renewal of a software license.

Sales in other jurisdictions amounted to approximately $174,000 in fiscal 1995 as compared to approximately $61,000 in fiscal 1994. This increase is due primarily to the Company's continued efforts to expand its markets.

REVENUE FROM SERVICE FEES was approximately $3.1 million in 1995 compared with approximately $2.6 million in 1994, an increase of 21% or approximately $500,000. The increase in service fees is attributed primarily to the addition of a systems integration customer in February 1994 representing a quarterly revenue stream of $100,000, as well as increased usage fees for service bureau, support and performance engineering services of approximately $600,000. Specifically, however, fees related to certain service bureau and performance engineering customers have decreased approximately $200,000 during the latter half of the year.

REVENUE FROM HARDWARE, SOFTWARE AND LICENSE SALES decreased approximately $323,000 from approximately $385,000 in 1994 to approximately $62,000 in 1995. This decrease occurred since 1994 revenue included a fee of approximately $300,000 for the renewal of the software license held by Skyplan Services, Ltd., whereas 1995 revenue included only the income related to financing this contract.


COSTS AND EXPENSES

OPERATING EXPENSES. Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in this expense component are the communication costs associated with the provision of in-house flight planning services and customer support. Personnel costs relating to ongoing research and development have been segregated and are shown as a separate component of costs and expenses.

Operating expenses increased from approximately $1.8 million in 1994 to approximately $2.0 million in 1995, representing an increase of approximately $200,000, or 9%. This increase is primarily attributable to increased payroll costs due to additional staff involved in the new systems integration projects, although, as a partial offset, communication charges declined conversely. This decline in communication charges is indicative of a general industry trend toward lower long distance telecommunications rates. In addition, an account payable of approximately $14,000 was forgiven by the supplier.

RESEARCH AND DEVELOPMENT EXPENSES. The majority of the Company's Research and Development activities are undertaken in Canada. Support qualifies for certain Scientific Research and Experimental Development (SR&ED) investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Refundable tax credits have been recorded at a rate of 35% and non-refundable tax credits, which can be used to offset Canadian federal income taxes otherwise payable, will be recorded at 20% when such taxes become payable.

Research and Development expenses decreased from approximately $225,000 in 1994 to approximately $223,000 in 1995, representing a reduction of 1%. Support's involvement in qualifying activities as per the Income Tax Act varied during the year with a higher percentage of activity in the latter half due to the timing of the commencement and conclusion of projects during such period. The market for the Company's products is characterized by continued technological change and the increasing demands of airline customers for software that responds to the operational issues facing them. As a result, the Company believes that substantial expenditures for research and development will continue to be required in future years.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $125,000, or 16%, from approximately $772,000 in 1994 to approximately $897,000 in 1995. This increase can be attributed primarily to the inclusion of consulting fees paid to RE&A under a contract that commenced January 1, 1995. Furthermore, professional fees remained high as the Company continues to incur expenses related to additional advisory services.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below.

INTEREST EXPENSE decreased approximately $22,000, or 15%, from approximately $139,000 in 1994 to approximately $117,000 in 1995 due to a reduction in balances due to certain creditors and a decline in interest rates over the period.

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT INVESTMENT TAX CREDITS increased approximately $122,000, or 335%, from approximately $37,000 in 1994 to approximately $159,000 in 1995. Although the research and development expenditures on which the credits are based actually decreased between 1994 and 1995, the Company was not eligible for the 35% refund rate between April 1994 and October 1994 as the result of the application of an associated companies' combined income eligibility threshold. Eligible expenditures in that period were credited at a rate of 20% to be offset against future taxes payable by Support. Since Support is not currently in a taxable position, the value of these credits is not reflected in the consolidated financial statements.

WAIVER OF DEFERRED SALARIES. During fiscal 1995 certain employees waived salaries accrued in prior years, and, accordingly, the Company has presented the effect of such waivers as a component of other income in the accompanying consolidated statements of earnings.


EARNINGS OF MINORITY INTEREST

EARNINGS OF MINORITY INTEREST reflect the share of earnings attributable to the 12% minority shareholder of the Company's subsidiary, Support.

Earnings of minority interest for fiscal 1995 were approximately $8,000 as compared to approximately $24,000 in fiscal 1994 as based on income in Support of approximately $69,000 and approximately $187,000 for fiscal 1995 and 1994, respectively. A large portion of this decrease in Support's earnings is due to the inclusion in 1994 of a fee for the renewal of the software license held by Skyplan Services, Ltd.

Subsequent to the year end, the remaining minority shareholder in Support exercised its option to exchange its 500,000 shares of common stock in support for 125,000 shares of common stock of Compuflight.

Accordingly, as of the date of this exchange, the Company will own all of the outstanding common stock of Support.

NET EARNINGS

The financial statements reflect net earnings of $154,207 for fiscal 1995, as compared to $3,812 for fiscal 1994. The increase of $150,395 is due primarily to the moderate increase in revenues, the Company's ability to maintain its expenses at similar levels as last year and an increase in refundable scientific research and experimental development investment tax credits.


LIQUIDITY AND CAPITAL RESOURCES

In 1995, the Company financed a considerable part of its operations through the early payment of a license fee receivable, a modest increase in revenue and effective cost cutting measures that maintained expenses at levels similar to 1994. The principal use of these funds has been the retirement of the Global loan and the financing of the Company's software development activities and additions to capital assets.

The Company's financial position in 1995 declined somewhat as cash decreased by $42,039. However the deficiency in working capital decreased by approximately $34,000 from $496,760 in 1994 to $463,003 in 1995.

Cash flows from operations increased approximately $201,000 to approximately $449,000 in 1995 primarily due to the early payment of a license fee receivable as well as an increase in accounts payable. Cash flows from investing activities amounted to a net outflow of approximately $56,000 as compared to a net inflow of approximately $42,000 in 1994. The change is primarily attributable to the purchase of fixed assets as well as the one time cash infusion in 1994 as a result of the reverse acquisition of the Company. Cash flows from financing activities amounted to a net outflow of approximately $125,000 in 1994, as compared to a net outflow of approximately $455,000 in 1995. This outflow is attributable primarily to the repayment of amounts due to Global and Sandata, Inc., a former affiliate of the Company. As a result of these activities and the resulting effect of foreign currency transactions, the Company recorded a net decrease in cash flows of $42,039 in 1995 as compared to a net cash inflow of $139,951 in 1994.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of October 31, 1995, the Company's available funds consisted of $97,912 in cash.


COMMITMENTS AND CONTINGENCIES

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for an aggregate amount of $540,000 Canadian. As at October 31, 1995, no dividends had been paid or declared on these shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

Reference is made to Note I-4 to the Company's consolidated financial statements included herein as Item 7 for a discussion of certain employment and consulting agreements entered into by the Company or Support and certain minimum compensation obligations thereunder.

SECURITIES AND EXCHANGE COMMISSION FILINGS

Reference is made to Item 3 hereof for a discussion of certain correspondence between the Company and the Commission with regard to certain delinquent filings under the Exchange Act and certain authorized penalties with regard thereto.


PLAN OF OPERATION

The Company's liquidity at October 31, 1995 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

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

Harris subsequently advised the Company that a portion of the Company's claim ($612,000) together with Harris' separate claim has been submitted to the Air Force and that Harris will pay the Company's revised claim on a proportionate basis, to the extent it receives payments from the Air Force.

By letter dated June 12, 1996, Harris advised the Company that the Air Force's technical, contracts and legal departments have been conducting an evaluation of the Request for Equitable Adjustment (REA) submitted by Harris to the Air Force on December 15, 1995. Harris' letter indicates that all of these evaluations were scheduled to be completed by June 30, 1996 and that the Air Force should commence negotiations regarding the outstanding claim within thirty days following the review completion.

No assurances can be given that Harris will be successful in obtaining any amounts from the Air Force or that the Company will be successful in collecting any amounts from Harris. The Company is continuing to pursue its claims against Harris. Such claims have not been accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $195,652 as of October 31, 1995 and which comprises a portion of "Due to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts due under the note.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to actively pursue additional extensions with its creditors.

INCREASE REVENUES FROM EXISTING CUSTOMERS

The Company's products and services are used by more than 50 customers worldwide. The Company is seeking to expand its current customer revenues by providing additional products and services, by licensing additional users and by upgrading customers from service bureau to in-house systems.

EXPAND SALES EFFORTS

During the year, the Company expanded its sales and marketing capabilities to support the increased demand from new airlines entering the North American marketplace. This included the addition of a Vice President of Marketing (see
Item 9 hereof), a Vice President of Business Development (see Item 9 hereof) and a dedicated professional account executive.


SUMMARY

Management is committed to implementing and enhancing the above noted plans on an ongoing basis. While these plans have resulted in some immediate benefits, the Company may require additional funding to achieve its objectives and intends to seek such from various sources, including debt or equity offerings when and if such financing is available to the Company. No assurances can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful (whether due to a lack of required financing or otherwise).

In carrying out its future growth strategy, the Company will also continue to investigate possible business combinations aimed at improving the operating efficiencies of the Company and enhancing stockholder value. These business combinations may include mergers and acquisitions as well as strategic technology and marketing alliances.

ITEM 7.        FINANCIAL STATEMENTS

The financial statements, under Item 13 hereof, begin on Page F-1 following the main body of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               The following table sets forth the positions and offices presently held with the Company and Support by each present Director and executive officer, as well as by each significant employee of the Company and Support, and his or her age as of May 31, 1996:

EXECUTIVE OFFICERS AND DIRECTORS
- --------------------------------
                                             POSITIONS AND OFFICES PRESENTLY
                                                        HELD WITH
             NAME                  AGE          THE COMPANY AND SUPPORT
- -------------------------------------------------------------------------------
Russell K. Thal                      62    Chairman of the Board, Executive
                                           Vice President and Director

Duncan Macdonald                     37    Chief Executive Officer and Chief
                                           Financial Officer

Dorothy A. English                   54    Executive Vice President and
                                           Director of the Company and
                                           Managing Director of Support

Bruce Meyerson                       53    Vice President - Marketing and
                                           Sales

Denis L. Metherell                   63    Secretary and Director

Kenneth M. Snyder                    50    Director

SIGNIFICANT EMPLOYEES
- ---------------------
                                             POSITIONS AND OFFICES PRESENTLY
                                                        HELD WITH
             NAME                  AGE           THE COMPANY AND SUPPORT
- -------------------------------------------------------------------------------
William Bowra                        35    Vice President - Business
                                           Development for Support

Kahal de Haan                        32    Director of Functional
                                           Architecture for Support

Robert Dowding                       29    Director of Systems Development
                                           for Support

Eric Johnson                         53    Vice President - Technical for
                                           Support

Joseph Pampalone                     43    Director of Performance
                                           Engineering

Robert Sosnowski                     30    Director of Technical Architecture
                                           for Support

Michael Taylor                       55    Director of Flight Operations for
                                           Support

Rainer Vietze                        29    Director of Finance

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

          DUNCAN MACDONALD has served as Chief Executive Officer of the Company since March 1996 and Chief Financial Officer of the Company since July 1995 (see
Item 12 hereof). From July 1994 to July 1995, Mr. Macdonald provided management consulting services to the Company and Support in a non-officer capacity. Since January 1992, Mr. Macdonald has also served as managing partner of Decision Strategies Inc., a management consulting firm. From January 1988 to January 1992, Mr. Macdonald served as President of BCW Systems Ltd., a company in the healthcare systems field.

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

          KENNETH M. SNYDER has served as a Director of the Company since February 1994. Since October 1995, he has also served as a management consultant to entities in the aviation industry and, since such date, has provided certain consulting, advisory and corporate finance services to the Company (see Item 12 hereof). Mr. Snyder served as Vice President and Treasurer of the Company from October 1993 to November 1994 and Chief Operating Officer from November 1994 to July 1995. From October 1993 to October 1995, he served as President and Chief Operating Officer of Support. Prior thereto and from 1984, Mr. Snyder served as Vice President of American AirLease Corporation, a company engaged in the leasing and financing of aircraft.

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

          WILLIAM BOWRA has served as Vice President - Business Development for Support since March 1996. From 1993 to 1996, Mr. Bowra served as the Regional Sales Manager for Unitel, a Canadian telecommunications service provider. From 1988 to 1993, Mr. Bowra served as a Corporate Account Manager for AT&T/NCR.

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

          RAINER VIETZE, C.A., joined the Company in November 1995 as the Director of Finance. Prior to joining the Company, Mr. Vietze worked as a manager for Doane Raymond Chartered Accountants (the Canadian member firm of Grant Thornton International) for the period from 1990 to 1995.

          Each Director will hold office until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

          To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1995, all
Section 16(a) filing requirements
applicable to the Company's officers, Directors and 10% stockholders were complied with except that Mr. Snyder filed one Form 4 late, reporting one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

     (a)  SUMMARY COMPENSATION TABLE

          The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1995 who had a total salary and bonus for such year in excess of $100,000 as well as all persons who served as Chief Executive Officer of the Company during the fiscal year ended October 31, 1995.


                                       ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                       -------------------                ---------------------------------------
                                                                                    AWARDS               PAYOUTS
                                                                          ---------------------------------------
                                                                                           COMMON
     NAME AND                                                             RESTRICTED        STOCK         LTIP
    PRINCIPAL                                        OTHER ANNUAL            STOCK       UNDERLYING     PAYOUTS       ALL OTHER
     POSITION      YEAR      SALARY        BONUS     COMPENSATION           AWARD(S)       OPTIONS                   COMPENSATION
- ----------------------------------------------------------------------------------------------------------------------------------
    Russell K.     1995     $128,808        -0-      $14,800(1)(2)            -0-          250,000(3)      -0-           -0-
      Thal,        1994     $125,000        -0-      $14,800(1)(2)            -0-           65,000         -0-           -0-
     Chairman      1993     $100,000      $10,000    $12,000(1)               -0-            -0-           -0-           -0-
 ---------------------------------------------------------------------------------------------------------------------------------
    Dorothy A.     1995      $36,309(5)     -0-             -0-               -0-          250,000(3)      -0-           -0-
     English,      1994        -0-  (5)     -0-             -0-               -0-            -0-           -0-           -0-
  Executive Vice   1993        -0-  (5)     -0-             -0-               -0-            -0-           -0-           -0-
    President(4)
- ----------------------------------------------------------------------------------------------------------------------------------
    Kenneth M.     1995     $116,508        -0-          $11,000(8)           -0-          350,000         -0-           -0-
     Snyder,       1994     $ 31,901(7)     -0-             -0-               -0-            -0-           -0-           -0-
  Vice President   1993        -0-  (7)     -0-             -0-               -0-            -0-           -0-           -0-
       (6)
- ----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes $12,000 paid by the Company as an automobile allowance.
(2) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.
(3) Grants are subject to shareholder approval of 1995 Stock Option Plan and an increase in the authorized capitalization of the Company.
(4) Ms. English served as Chief Executive Officer of the Company from July 1994 to July 1995. She currently serves as Executive Vice President of the Company.
(5)  Ms. English agreed to waive all salary due her through December 1994.
(6) See Item 9 hereof for a description of Ms. Snyder's service as an officer of the Company.
(7)  Mr. Snyder agreed to waive all salary due him through July 1994.
(8)  Represents amount paid as an independent advisor to the Company.  See
Item 12 hereof.

     (b)  OPTION GRANTS TABLE

          The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 1995 to the persons named in Item 10(a) hereof:

                   SHARES OF         PERCENT OF
                  COMMON STOCK     TOTAL OPTIONS
                   UNDERLYING        GRANTED TO      EXERCISE
                    OPTIONS         EMPLOYEES IN      PRICE/       EXPIRATION
     NAME           GRANTED         FISCAL YEAR        SHARE          DATE
- --------------------------------------------------------------------------------
Russell K.          250,000(1)         29.4%          $0.625         7/28/00
Thal
- --------------------------------------------------------------------------------
Dorothy A.          250,000(1)         29.4%          $0.625         7/28/00
English
- --------------------------------------------------------------------------------
Kenneth M.          350,000            41.2%          $0.625          8/9/00
Snyder
- --------------------------------------------------------------------------------

(1) Grants are subject to shareholder approval of 1995 Stock Option Plan and an increase in the authorized capitalization of the Company.


     (c)  FISCAL YEAR-END OPTION VALUE TABLE

          The following table sets forth certain information concerning the value as of October 31, 1995 of unexercised options held by the persons named in
Item 10(a) hereof:

                            NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED
                                 OPTIONS AT            IN-THE-MONEY OPTIONS
                              OCTOBER 31, 1995          AT OCTOBER 31, 1995
          NAME            EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
- --------------------------------------------------------------------------------
     Russell K. Thal            75,938/250,000(1)             -0-/-0-
- --------------------------------------------------------------------------------
   Dorothy A. English              -0-/250,000(1)             -0-/-0-
- --------------------------------------------------------------------------------
    Kenneth M. Snyder          200,000/150,000                -0-/-0-
- --------------------------------------------------------------------------------

(1) Options are held subject to shareholder approval of 1995 Stock Option Plan and an increase in the authorized capitalization of the Company.



No options were exercised by any of the named persons during the fiscal year ended October 31, 1995.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The total number of shares of Common Stock outstanding as of June 30 1996 was 1,701,980. The Common Stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding shares of Common Stock beneficially owned as of June 30, 1996 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) each present Director, (iii) each person named in Item 10(a) hereof, and (iv) all of the Company's present executive officers and Directors as a group:

                                                             APPROXIMATE
    NAME AND ADDRESS OF        NUMBER OF SHARES             PERCENTAGE OF
     BENEFICIAL OWNER         BENEFICIALLY OWNED          OUTSTANDING SHARES
- --------------------------------------------------------------------------------
 Dorothy A. English          1,007,766(1)(2)                    59.2%
 550 Parkside Drive                   (3)
 Waterloo, Ontario,
 Canada
- --------------------------------------------------------------------------------
 Raymond F. English           918,766(1)(2)                     51.0%
 22 West McKay Crescent              (4)(5)
 Cochrane, Alberta,
 Canada
- --------------------------------------------------------------------------------
 Ray English and               802,766(2)(5)                    47.2%
   Associates Inc.
 17 Cardinal Street
 Elmira, Ontario,
 Canada
- --------------------------------------------------------------------------------
 Kenneth M. Snyder             350,000(6)                       17.1%
 207 Pittman Place
 Carson City, Nevada
- --------------------------------------------------------------------------------
 Duncan Macdonald              200,000(7)                       10.5%
 50 O'Connor
 Ottawa, Ontario,
 Canada
- --------------------------------------------------------------------------------
 Innovation Ontario            125,000                           7.3%
   Corporation
 56 Wellesley Street
   West
 Toronto, Ontario,
 Canada
- --------------------------------------------------------------------------------
 Russell K. Thal                93,813(3)(8)                     5.3%
 99 Seaview Boulevard
 Port Washington, NY
- --------------------------------------------------------------------------------
 Denis L. Metherell              3,000(3)                        *
 550 Parkside Drive
 Waterloo, Ontario,
 Canada
- --------------------------------------------------------------------------------
 All executive officers      1,679,579(1)(3)                    71.4%
 and Directors as a                   (6)(7)
 group (6 persons)                    (8)(9)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

*    Less than 1%

(1) Represents 802,766 shares beneficially owned by RE&A and 205,000 shares beneficially owned by Mrs. English. All such shares are held by Mrs. English as voting trustee pursuant to a Voting Trust Agreement which expires on the date the promissory note payable by RE&A to Support, as discussed in Item 12 hereof, is satisfied in full and canceled. Does not include 16,000 shares beneficially owned by Raymond F. English, Mrs. English's husband. Mrs. English disclaims beneficial interest in such shares.

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

(5) Includes 100,000 shares issuable upon exercise of currently exercisable options.

(6) Represents shares issuable upon exercise of options which are exercisable currently or within 60 days.

(7) Represents shares issuable upon exercise of options which are exercisable currently or within 60 days.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          AVCON Associates Inc., an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director, leases certain computer equipment to Support. The Company believes that the lease payments, which currently aggregate approximately $4,000 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

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

          Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence a portion of its obligation to Support as of such date. The RE&A
Note is payable on July 15, 2005 (or sooner as provided below) and provides for interest at the rate of 5% per annum payable annually.

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

          Effective as of October 1, 1995, the Company entered into a one year Key Advisor Agreement (the "Snyder Key Advisor Agreement") with

Kenneth Snyder pursuant to which Mr. Snyder has been retained to provide certain consulting, advisory and corporate finance services. Mr. Snyder has the right to extend the expiration date for a period of six months. In the event Mr. Snyder exercises such right, the Company shall have the right to extend the term of the Snyder Key Advisor Agreement further for a period of six months. Pursuant to the Snyder Key Advisor Agreement, Mr. Snyder is entitled to receive a base monthly fee of $11,000 as well as, under certain circumstances, certain finders fees with respect to equity and/or debt financings (such fee, with respect to any particular transaction, to equal the lesser of 5% of the financing proceeds or $75,000 Canadian).

          Effective as of June 1, 1996, Support entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald has been retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, Mr. Macdonald is entitled to receive a base weekly fee of $2,500 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter is payable during the term of the agreement. Mr. Macdonald has agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald shall have the right to extend the term of the Macdonald Key Advisor Agreement for a period of six months.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2(A)           Stock Purchase Agreement dated as of October 31, 1993
among Bert E. Brodsky, Muriel Brodsky, Navtech Systems Consulting Inc. (now called Ray English and Associates Inc.), Ray English and Dorothy English (1)

          2(B)           Stock Purchase Agreement dated as of October 31, 1993
among Compuflight, Inc., Bert E. Brodsky, Navtech Systems Consulting Inc.(now called Ray English and Associates Inc.), Ray English and Dorothy English (1)

          3(A)           Certificate of Incorporation and amendments thereto
including Certificate of Ownership and Merger (5)

          3(B)           By-Laws (3)

          9              Voting Trust Agreement dated as of July 15, 1995 among
Ray English and Associates Inc., Dorothy A. English and Dorothy A. English, as voting trustee (5)

          10(A)          Employment Agreement dated as of December 1, 1993
between the Company and Russell K. Thal (4) and amendment thereto dated March 14, 1996 (5)

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

          10(F)          Loan Agreement dated February 8, 1994 among Global
Weather Dynamics, Inc., Compuflight, Inc. and Navtech Systems Support Inc. (4)

          10(G)          Letter agreement dated November 1, 1993 between
Sandata, Inc. and Compuflight, Inc. (5)

          10(H)          Lease dated March 31, 1994 between Seagull Associates
Inc. and Compuflight, Inc., as amended, with respect to Port Washington, New York premises (5)

          10(I)          Lease dated June 5, 1991 between Vandor Realty
Corporation and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (5)

          10(J)          1995 Stock Option Plan (5)

          10(K)          1995 Key Employees and Advisors Stock Option Plan as
amended.


                                                                   Page 37 or 40

          10(L)          Consulting and Marketing Agreement dated as of January
1, 1995 between Navtech Systems Support Inc. and Ray English and Associates Inc.
(5)

          10(M)          Promissory Note dated as of July 15, 1995 payable by
Ray English and Associates Inc. in the principal amount of $750,000 (5)

          10(N)          Amendment to the Promissory Note payable by Ray English
and Associates Inc. in the principal amount of $750,000 dated as of June 12,
1996

          10(O)          Stock Option Agreement dated as of July 28, 1995
between Compuflight, Inc. and Russell K. Thal (5)

          10(P)          Stock Option Agreement dated as of July 28, 1995
between Compuflight, Inc. and Dorothy A. English (5)

          10(Q)          Stock Option Agreement dated as of July 28, 1995
between Compuflight, Inc. and Denis L. Metherell (5)

          10(R)          Key Advisor Agreement dated as of October 1, 1995
between Compuflight, Inc. and Kenneth M. Snyder (5)

          10(S)          Amended and Restated Stock Option Agreement dated as of
August 9, 1995 between Compuflight, Inc. and Kenneth M. Snyder (5)

          10(T)          Stock Option Agreement dated as of August 9, 1995
between Compuflight, Inc. and Duncan Macdonald (5)

          10(U)         Key Advisor Agreement dated as of June 1, 1996 between
Navtech Systems Support Inc. and Duncan Macdonald

          21             Subsidiaries(4)

          27             Financial Data Schedules

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

(5) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.

     (b)  Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1994.


                      COMPUFLIGHT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEAR ENDED OCTOBER 31,
                                                                       1995                1994
                                                                  -----------          ----------
Cash flows from operating activities
  Net earnings                                                    $   154,207          $   3,812
  Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                  132,874             153,377
       Provision for uncollectible accounts                             9,892             121,378
       Minority interests                                               8,235              24,331
       Consulting fees, net                                            68,136              65,143
       Gain on fixed assets                                                --              (2,635)
       (Increase) decrease in operating assets
         Accounts receivable                                          (54,047)           (169,339)
         Scientific research and experimental development credits    (160,106)            (36,112)
         License fees receivable                                      296,727            (122,614)
         Prepaid expenses and other                                      (607)             15,512
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                     271,140             113,787
         Deferred salaries                                           (174,759)             34,871
         Due to related parties                                      (102,815)             45,944
                                                                  -----------          ----------
            Net cash provided by operating activities                 448,877             247,455
                                                                  -----------          ----------
Cash flows from investing activities
  Cash acquired of Compuflight                                            --               84,242
  Purchase of fixed assets                                            (87,284)            (53,897)
  Proceeds from sale of fixed assets                                      --                3,478
  Purchase of minority interests                                          --               (3,669)
  Payments from (advances to) RE&A                                     31,111              (1,724)
  Repayment of note receivable - director and officer                     --                7,183
  Other                                                                   --                6,357
                                                                  -----------          ----------

            Net cash (used in) provided by investing activities       (56,173)             41,970
                                                                  -----------          ----------
Cash flows from financing activities
  Payment of notes - former affiliate                                (240,000)           (180,000)
  Increase (decrease) in cash overdraft                              -                   (152,938)
  (Repayment of) proceeds from Global demand loan                    (203,789)            203,789
  Proceeds from notes                                                  17,578              27,663
  Payment of notes                                                    (29,063)            (12,668)
  Payment of Support shareholder demand loans                             --              (11,027)
                                                                  -----------          ----------
            Net cash used in financing activities                    (455,274)           (125,181)
                                                                  -----------          ----------
Effect of foreign translations on cash                                 20,531             (24,293)
                                                                  -----------          ----------
            NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                                          (42,039)            139,951
Cash and cash equivalents at beginning of year                        139,951                 --
                                                                  -----------          ----------
Cash and cash equivalents at end of year                           $   97,912         $   139,951
                                                                  -----------          ----------
                                                                  -----------          ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----


Report of Independent Certified Public Accountants                         F-2


Financial Statements

     Consolidated Balance Sheet as of October 31, 1995                     F-3

     Consolidated Statements of Earnings for the Years Ended
          October 31, 1995 and 1994                                        F-4

     Consolidated Statement of Shareholders' Equity for the
          Years Ended October 31, 1995 and 1994                            F-5

     Consolidated Statements of Cash Flows for the Years Ended
          October 31, 1995 and 1994                                        F-6

     Notes to Consolidated Financial Statements                            F-7

                           REPORT OF INDEPENDENT CERTIFIED
                                  PUBLIC ACCOUNTANTS






Board of Directors and Shareholders
     COMPUFLIGHT, INC.

We have audited the accompanying consolidated balance sheet of Compuflight, Inc. and Subsidiaries (the "Company") as of October 31, 1995 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compuflight, Inc. and Subsidiaries as of October 31, 1995, and the results of their consolidated operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a deficiency in working capital of $463,225. This factor, among others, as described in Note B to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Melville, New York
June 21, 1996

                          COMPUFLIGHT, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                   OCTOBER 31, 1995


                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $   97,912
  Accounts receivable, net of allowance for doubtful
   accounts of $71,400                                              403,369
  License fee receivable                                            119,371
  Prepaid expenses and other                                         25,708
                                                                 ----------
     Total current assets                                           646,360

INVESTMENT TAX CREDITS RECEIVABLE                                   460,916

LICENSE FEE RECEIVABLE                                              226,710

FIXED ASSETS, NET                                                   356,053

OTHER ASSETS                                                          9,000
                                                                 ----------
                                                                 $1,699,039
                                                                 ----------
                                                                 ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $  730,601
  Deferred salaries                                                  13,655
  Due to related parties - current portion                          365,329
                                                                 ----------
                                                                  1,109,585

DUE TO RELATED PARTIES                                               89,184

MINORITY INTERESTS                                                  344,625

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $.001 per share; authorized
   2,500,000 shares; issued and outstanding 1,576,980 shares          1,577
  Additional paid-in capital                                      1,444,308
  Notes receivable - former Chairmen                            (1,050,533)
  Cumulative foreign exchange adjustment                             54,034
  Accumulated deficit                                             (293,741)
                                                                 ----------
                                                                    155,645
                                                                 ----------
                                                                 $1,699,039
                                                                 ----------
                                                                 ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                          COMPUFLIGHT, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS

                                YEAR ENDED OCTOBER 31,

                                                     1995            1994
                                                  ----------     ----------

Revenue
  Service fees                                    $3,102,667     $2,560,053
  Hardware, software and license sales                62,101        385,105
                                                  ----------     ----------
                                                   3,164,768      2,945,158
                                                  ----------     ----------
Costs and expenses
  Operating                                        2,001,449      1,832,826
  Research and development                           223,224        225,411
  Selling, general and administrative                896,759        771,703
  Depreciation and amortization                      132,874        153,377
                                                  ----------     ----------
                                                   3,254,306      2,983,317
                                                  ----------     ----------
          Operating loss                            (89,538)       (38,159)
Other income (expense)
  Interest income                                     42,983         27,007
  Interest expense - related parties                (75,858)       (96,116)
  Interest expense - other                          (41,520)       (42,582)
  Realized foreign exchange (loss) gain             (20,919)        108,057
  Scientific research and experimental
   development credits                               159,395         36,621
  Waiver of deferred salaries                        174,759
  Other                                               13,140         33,315
                                                  ----------     ----------
          Earnings before minority interests         162,442         28,143
Earnings of minority interests                       (8,235)       (24,331)
                                                  ----------     ----------
          NET EARNINGS                            $  154,207     $    3,812
                                                  ----------     ----------
                                                  ----------     ----------
Net earnings per share                            $     0.10     $        -

                                                  ----------     ----------
                                                  ----------     ----------
Weighted average number of common shares
 outstanding                                       1,576,980      1,576,980
                                                  ----------     ----------
                                                  ----------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                    COMPUFLIGHT, INC. AND SUBSIDIARIES

                     STATEMENT OF SHAREHOLDERS' EQUITY

                   YEARS ENDED OCTOBER 31, 1995 AND 1994


                                                                               NOTES          CUMULATIVE
                                      COMMON STOCK          ADDITIONAL       RECEIVABLE -       FOREIGN
                                   ----------------------    PAID-IN           FORMER         TRANSLATION   ACCUMULATED
                                     SHARES       AMOUNT     CAPITAL          CHAIRMEN         ADJUSTMENT     DEFICIT        TOTAL
                                   ---------     --------  ------------     -------------     -----------   -----------   ---------
Balance at November 1, 1993        1,114,644      $1,114    $1,072,944       $(409,199)          $35,203      $(451,760)   $248,302
Recapitalization                     462,336         463       371,364        (804,000)                                    (432,173)
Amortization of Notes receivable -
     former Chairman                                                            65,143                                       65,143
Advances to RE&A - net                                                          (1,724)                                      (1,724)
Foreign translation adjustment                                                                     2,325                      2,325
Net earnings                                                                                                       3,812      3,812
                                   ----------    -------    ---------        ---------          --------        --------    -------
Balance at October 31, 1994        1,576,980      1,577     1,444,308       (1,149,780)           37,528        (447,948)  (114,315)
Amortization of Notes receivable -
     former Chairman                                                            68,136                                       68,136
Repayments from RE&A - net                                                      31,111                                       31,111
Foreign translation adjustment                                                                    16,506                     16,506
Net earnings                                                                                                     154,207    154,207
                                   ----------    -------    ---------        ---------          --------        --------    -------
BALANCE AT OCTOBER 31, 1995        1,576,980      $1,577    $1,444,308     $(1,050,533)          $54,034       $(293,741)  $155,645
                                   ----------    -------    ---------        ---------          --------        --------    -------
                                   ----------    -------    ---------        ---------          --------        --------    -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                      COMPUFLIGHT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           YEAR ENDED OCTOBER 31,
                                                                       1995                1994
                                                                  -----------          ----------
Cash flows from operating activities
  Net earnings                                                    $   154,207          $   3,812
  Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                  132,874             153,377
       Provision for uncollectible accounts                             9,892             121,378
       Minority interests                                               8,235              24,331
       Consulting fees, net                                            68,136              65,143
       Gain on fixed assets                                                --              (2,635)
       (Increase) decrease in operating assets
         Accounts receivable                                          (54,047)           (169,339)
         Scientific research and experimental development credits    (160,106)            (36,112)
         License fees receivable                                      296,727            (122,614)
         Prepaid expenses and other                                      (607)             15,512
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                     271,140             113,787
         Deferred salaries                                           (174,759)             34,871
         Due to related parties                                      (102,815)             45,944
                                                                  -----------          ----------
            Net cash provided by operating activities                 448,877             247,455
                                                                  -----------          ----------
Cash flows provided by investing activities
  Cash acquired of Compuflight                                            --               84,242
  Purchase of fixed assets                                            (87,284)            (53,897)
  Proceeds from sale of fixed assets                                      --                3,478
  Purchase of minority interests                                          --               (3,669)
  Payments from (advances to) RE&A                                     31,111              (1,724)
  Repayment of note receivable - director and officer                     --                7,183
  Other                                                                   --                6,357
                                                                  -----------          ----------

            Net cash (used in) provided by investing activities       (56,173)             41,970
                                                                  -----------          ----------
Cash flows from financing activities
  Payment of notes - former affiliate                                (240,000)           (180,000)
  Increase (decrease) in cash overdraft                              -                   (152,938)
  (Payment of) proceeds from Global demand loan                      (203,789)            203,789
  Proceeds from notes                                                  17,578              27,663
  Payment of notes                                                    (29,063)            (12,668)
  Payment of Support shareholder demand loans                             --              (11,027)
                                                                  -----------          ----------
            Net cash used in financing activities                    (455,274)           (125,181)
                                                                  -----------          ----------
Effect of foreign translations on cash                                 20,531             (24,293)
                                                                  -----------          ----------
            NET (DECREASE) INCREASE IN CASH AND
            CASH EQUIVALENTS                                          (42,039)            139,951
Cash and cash equivalents at beginning of year                        139,951                 --
                                                                  -----------          ----------
Cash and cash equivalents at end of year                           $   97,912         $   139,951
                                                                  -----------          ----------
                                                                  -----------          ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1995 AND 1994



NOTE A - DESCRIPTION OF BUSINESS AND ORGANIZATION

     Compuflight, Inc. ("Compuflight") and Subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company") are engaged in the business of
     (1) providing computerized flight planning service to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) selling customized versions of their proprietary software to end users mainly throughout the United States and Canada.

     REVERSE aCQUISITION OF THE COMPANY AND RECAPITALIZATION.

     On December 1, 1993, Compuflight and its former Chairman consummated a stock purchase agreement, dated as of October 31, 1993, with Ray English and Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., and RE&A shareholders. Pursuant to the agreement, effective November 1, 1993, Compuflight had issued 1,114,644 shares of its common stock ($.56 per share) and assumed an $800,000 obligation of RE&A to Compuflight's former Chairman for all of the outstanding stock of Efficient Aviation Systems Inc. (a wholly-owned subsidiary of RE&A) and approximately 88% of the outstanding common shares of Navtech Systems Support Inc. (a company controlled by RE&A and its principal shareholders).

     Contemporaneously with the stock purchase agreement, Compuflight's former Chairman and his immediate family sold their 238,872 shares of Compuflight's common stock to RE&A in exchange for an $800,000 note payable to Compuflight's former Chairman. In connection with Compuflight's acquisition of EAS, Compuflight has assumed RE&A's note payable to Compuflight's former Chairman and as a result the former Chairman's indebtedness to Compuflight was reduced to $804,000. Such indebtedness is payable in equal monthly installments over a ten year period, together with interest at 4 1/2% per annum. Further, Compuflight entered into a ten year consulting agreement with its former Chairman providing for fees payable, substantially upon the same terms as the indebtedness repayment, and, accordingly, this note receivable from the former Chairman has been presented as a component of Shareholders' Equity.

     As a result of the above, effective November 1, 1993, RE&A and the other former shareholders of Support had acquired approximately 86% of Compuflight's common stock, and accordingly, Compuflight has accounted for the above transactions as a recapitalization of Support and EAS with Support and EAS as the acquirer of Compuflight for financial reporting purposes. Accordingly, Support and EAS's combined net assets have been presented at historical cost and Compuflight's net assets have been recorded at their fair market value, which has been determined to approximate historical cost.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994



NOTE A - (CONTINUED)

     Compuflight also granted the remaining common shareholder of Support the right to acquire 125,000 shares of Compuflight's stock on the same basis as accorded to RE&A and the other Support shareholders. In November 1995, the remaining Support shareholder exercised such right and, accordingly, Compuflight now owns all of the outstanding common stock of Support. In addition, Compuflight agreed that its previously existing public shareholders of record on December 11, 1993 would have the right to purchase one share of Compuflight's common stock for each share then held at a price of $1.29 per share. Such rights expired unexercised on February 28, 1995.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     1.   BASIS OF PRESENTATION

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of October 31, 1995, the Company has a deficiency in working capital of $463,225. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

     Management's plans in regard to these matters include concerted efforts to
     (i) pursue its claim against Harris Corporation (Note I), (ii) continue to negotiate extended terms with trade creditors, (iii) expand its marketing activities and (iv) seek additional financing sources, including debt or equity offerings. However, no assurances can be given that the Company will be able to obtain additional financing or that the above plans will enable the Company to continue in existence.

     2.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Compuflight, its 88%-owned subsidiary, Support, and its wholly-owned subsidiary, EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations", assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE B (CONTINUED)

     3.   FIXED ASSETS

     Fixed assets are recorded at cost. Depreciation is provided using the straight-line and declining balance methods over the estimated useful lives of the related assets.

     4.   SOFTWARE COSTS

     The Company capitalizes expenditures incurred for the development of existing software which has already reached technological feasibility and expenses all other costs. Amortization is computed on the straight-line method over the estimated useful life of the software.

     5.   MINORITY INTERESTS

     Minority interests include the portion of common equity of Support not owned by the Company. Also included in minority interests are 3,600 shares of Class B, nonvoting shares of Support. Such shares, issued for $358,200 Canadian ($266,214 U.S. at October 31, 1995), are entitled to noncumulative dividends of $8 per share and are redeemable at the option of the Company for $540,000 Canadian ($401,328 U.S.). To date, no dividends have been declared or paid with respect to such shares.

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

     7.   INCOME TAXES

     Deferred income taxes are recognized for the tax consequences of temporary differences by employing enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Pursuant to SFAS No. 109, a valuation allowance has been established to reduce the deferred tax assets as it is more likely than not that all, or some portion of, the deferred tax assets will not be realized.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE B (CONTINUED)

     8.   NET EARNINGS PER SHARE

     Net earnings per share of common stock are based upon the weighted average number of shares outstanding during each year, after giving retroactive effect to the reverse merger described in Note A. Common stock equivalents consist of additional shares that would be outstanding assuming the exercise of dilutive outstanding stock options and stock warrants. No common stock equivalents were included in the earnings per share calculation during fiscal 1995 and 1994 as their inclusion would not be materially dilutive.

     9.   REVENUE RECOGNITION

     Revenue from license fees is recognized at the later of the delivery of software master copy or, if applicable, fulfillment of all other significant obligations under the terms of license agreements. The Company has no significant expenditures relating to either warranties or post-contract customer support bundled with the initial sale of the license and, therefore, no provision is included in the consolidated financial statements. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom programming, communication and database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

     10.  CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest of approximately $69,300 in fiscal 1995 and income taxes and interest of approximately $5,300 and $120,400, respectively, in fiscal 1994.

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

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE B (CONTINUED)

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

NOTE C - LICENSE FEE RECEIVABLE

     The Company has entered into license agreements granting end user licensees a nonexclusive perpetual right to use the Company's flight-planning software. Historically, the Company has offered its licensees extended payment terms. In those instances, the related license fees have been discounted to reflect financing costs of 15% per annum. Revenue from such agreements is recorded upon the later of the delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under the contract. For agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. The license fee receivable at October 31, 1995 consists of the following:

                                                                Discounted
          Payment terms                                           amount
          -------------                                         ----------

          $18,000 Canadian per month through May 1998            $346,081
          Less: Current portion                                   119,371
                                                                 --------
                                                                 $226,710
                                                                 --------
                                                                 --------

     The Company has significant concentrations in credit risk with respect to its license fee receivable in that the remaining unpaid fee receivable is due from a single customer in the commercial air transportation business. Generally, the Company does not obtain other collateral in addition to its software license.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE D - FIXED ASSETS

     Fixed assets consist of the following:

                                                     Useful
                                                      life              1995
                                                    ----------       ---------
        Computer software                           5-10 years       $407,870
        Computer equipment                          5-10 years        283,658
        Furniture and fixtures                      5-20 years         24,985
        Leasehold Improvements                      5 years             8,025
                                                                     --------
                                                                      724,538
        Less accumulated depreciation
           and amortization                                           368,485
                                                                     --------
                                                                     $356,053
                                                                     --------
                                                                     --------

     Amortization expense for capitalized software totaled approximately $85,000 and $117,000 in 1995 and 1994, respectively. Accumulated amortization approximated $224,000 and $139,000 at October 31, 1995 and 1994,
     respectively.

NOTE E - LOAN FROM GLOBAL

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

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE F - TRANSACTIONS WITH RELATED PARTIES

     NOTES RECEIVABLE - FORMER CHAIRMEN

     1. As described in Note A, the Company's former Chairman's (through December 1, 1993) total indebtedness to the Company was reduced to $804,000 as of November 1, 1993 and is payable in equal monthly installments over a ten-year period together with interest at 4-1/2% per annum. Contemporaneously, the Company entered into a ten-year consulting agreement with the former Chairman providing for fees payable substantially upon the same terms of the indebtedness repayment. As the balance of the Note will be recovered by the Company through the utilization of the former Chairman's consulting services, the Note has been presented as a separate component of shareholders' equity.

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

        Further, pursuant to a Consulting and Marketing Agreement between RE&A and Support, RE&A will provide software marketing services to the Company. Support shall have the right to offset $3,500 Canadian per month ($2,601 U.S. at October 31, 1995) against compensation otherwise payable to RE&A thereunder as a payment of amounts due under the RE&A Note. The Consulting and Marketing Agreement also provides for finder's fees and commissions of 2% and 10%, respectively, for the introduction of potential clients and for the licensing of software. The Company has the right to apply 10% to 25%, as defined, of the finder's fees and commissions against amounts outstanding on the RE&A Note.

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

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE F (CONTINUED)

        The Company has provided for an allowance of $300,000 Canadian as of October 31, 1995 ($222,960 U.S. as of October 31, 1995) to reflect management's estimate of the amount ultimately collectible from RE&A. Such estimate is based principally on the estimated net worth of RE&A, which, in turn, is substantially based upon the value of the common shares of the Company beneficially owned by RE&A.

        Since the amount due from RE&A is in all likelihood recoverable only from amounts payable by the Company to Support or from the proceeds derived from RE&A's sale of the Company's common stock, the amount due from RE&A, net of allowance, has been classified as a separate component of shareholders' equity.

     DUE TO RELATED PARTIES

     Due to related parties at October 31, 1995 consists of the following:

        Notes Payable - former affiliate (i)               $195,652
        Accounts Payable - former affiliate (i)              52,750
        Support shareholder demand loans (ii)                55,740
        Accrued interest (ii)                                61,187
        Loans payable - related parties (iii)                89,184
                                                           --------
                                                           $454,513
                                                           --------
                                                           --------

     (i) At July 31, 1993, the Company had outstanding accounts payable due to Sandata, Inc. ("Sandata"), a company whose Chairman was the Company's former Chairman, in the approximate amount of $676,000. These accounts payable related specifically to work undertaken by Sandata, as a sub contractor to the Company, to provide software development services for the "Harris " contract as discussed in Note
         I. The Company delivered to Sandata a promissory note in such approximate principal amount, payable with interest at the rate of 1% over the prime rate in equal monthly payments of principal and interest of $20,000 until April 1994, when the balance of such obligation was to become due (the "Sandata Note").

         Effective November 1, 1993, the Sandata Note was modified so that it is repayable in equal monthly installments of principal in the amount of $20,000, together with accrued interest thereon at the rate of 10% per annum, commencing February 28, 1994. In addition to such monthly payments on the Sandata Note, the Company is required to accelerate its payment to

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE F - (CONTINUED)

         Sandata thereunder in an amount equal to (a) 20% of all monies received from standalone commercial system sales and/or licensing of flight planning software by the Company, EAS or Support or any subsidiary thereof and (b) 75% of all monies received by Compuflight from Harris with respect to the Company's claims discussed in Note I. Payment of the Sandata Note is secured by a first lien on substantially all of Compuflight's assets as of the date of acquisition as well as certain after-acquisition assets.

    (ii) Support shareholder demand loans bear interest at 15% per annum. Interest in the amount of $42,838 is in arrears and is included in accrued interest.

   (iii) Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian ($89,184 U.S. at October 31, 1995) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997 and bears interest at 15% per annum payable monthly.

     WAIVER OF DEFERRED SALARIES

     During fiscal 1995 certain employees waived salaries accrued in prior years, and, accordingly, the Company has presented the effect of such waivers as a component of other income in the accompanying consolidated statements of earnings.

NOTE G - INCOME TAXES

     As described in Note B-7, the Company adopted the provisions of SFAS No. 109 effective in fiscal 1993.

     The Company's fiscal 1995 and 1994 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                  1995           1994
                                                 ------         ------
        Statutory U.S. Federal tax rate           34.0%          34.0%
        Utilization of NOL carryforward          (34.0)         (34.0)
                                                 ------         ------
        Effective Rate                              -              -
                                                 ------         ------
                                                 ------         ------

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE G (CONTINUED)

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1995 are summarized as follows:

        Deferred tax assets
          Net operating loss carryforwards                      $ 327,600
          Deferred salaries                                         7,600
          Allowance for doubtful accounts                         105,700
                                                                ---------
                  Total deferred tax assets                       440,900
                                                                ---------

       Deferred tax liabilities
          License fees receivable                                (150,700)
          Scientific research and experimental development
            credits, net                                         (150,000)
          Excess tax over book depreciation                        (2,800)
                                                                ---------
                  Total deferred tax liabilities                 (303,500)
                                                                ---------
                  Net deferred tax assets                       $ 137,400
                                                                ---------
          Valuation allowance                                   $(137,400)
                                                                ---------
                                                                ---------

     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $1,558,000 at October 31, 1995, which expire through 2009. However, due to the change in the Company's ownership, utilization of the Company's net operating loss carryforwards is limited, pursuant to Internal Revenue Code Section 382, to an annual amount of approximately $13,000. Therefore, of the $1,558,000 in net operating loss carryforwards, the Company will only be able to utilize approximately $281,000 of these net operating loss carryforwards to offset future taxable income. Further, for Canadian tax purposes, the Company has available net operating loss carryforwards and scientific research and experimental development credits of approximately $655,000 Canadian ($486,000 U.S.) and $77,000 Canadian ($57,000 U.S.), respectively, expiring through 1999 and 2004, respectively. In fiscal 1995, the Company increased its deferred tax valuation allowance by $13,300, as the ultimate utilization of such deferred tax assets remains uncertain.

     During fiscal 1994 and 1995, the Company filed claims for scientific research and experimental development credits and other credits aggregating approximately $617,000 Canadian ($460,916 U.S.) which were recognized for accounting purposes. Such claims for refundable credits, which arose from activities conducted in fiscal 1992, 1993, 1994 and 1995, are currently being reviewed by the Canadian tax authorities and will be collected upon approval. Such credits are included in taxable income in the period collected.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




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

     In 1995, the Company adopted, subject to shareholder approval, the 1995 Stock Option Plan (the "1995 Plan"), which provides for the granting to directors, employees, consultants and advisors of the Company of incentive stock options and nonqualified stock options for the purchase of a maximum of 1,400,000 shares of the Company's common stock. The adoption of the 1995 Plan is also subject to shareholder approval of an increase in the authorized capitalization of the Company. Under the terms of the plan, the options, which expire no later than ten years after grant, are exercisable at a price equal to the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with the terms established at the time of the grant. During fiscal 1995, 600,000 options were issued pursuant to the 1995 Plan.

     Further, in 1995, the Company adopted the 1995 Key Employees and Advisors Stock Option Plan (the "1995 Advisor Plan"), which provides for the granting to key employees and advisors of the Company of nonqualified stock options for the purchase of a maximum of 600,000 shares of the Company's common stock. Under the terms of the plan, the options are exercisable at a price and during the term determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant. During fiscal 1995, 550,000 options were granted pursuant to the 1995 Advisor Plan with exercise prices equal to the fair market value of the Company's common stock at the date of the grant.

     Summary information with respect to the stock option plans follows:

                                       Range of      Outstanding    Outstanding
                                       exercise        options        options
                                        prices         granted      exercisable
                                      -----------    -----------    -----------

       Balance at November 1, 1993    1.50 - 3.24       107,170       106,170
       Granted                        1.00               65,000          -
       Cancelled                      1.50 - 2.08       (93,793)      (93,793)
       Became exercisable             1.00 - 3.24         -            65,250
                                                      ---------       -------

       Balance at October 31, 1994    1.00 - 3.24        78,377        77,627
       Granted                        0.625           1,150,000          -
       Became exercisable             0.625 - 3.24        -           350,250
                                                      ---------       -------
       Balance at October 31, 1995    0.625 - 3.24    1,228,377       427,877
                                                      ---------       -------
                                                      ---------       -------

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




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

     The Company filed its 1994 Form 10-KSB on March 22, 1996. Furthermore, the Forms 10-QSB for the fiscal periods ended January 31, 1995, April 30, 1995 and July 31, 1995 were filed on April 9, 1996, April 24, 1996 and April 25, 1996, respectively.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE I (CONTINUED)

     The Company, in its latest correspondence with the Commission, dated
     June 27, 1996, has indicated that, in addition to the filing of its 1995 Form 10-KSB on or before July 3, 1996, it intended to file the 1996
     Forms 10-QSB for the fiscal quarters ended January 31, 1996 and April 30, 1996 on or before July 8 and July 9, 1996, respectively. No assurances can be given that, notwithstanding the Company's filing of the 1995 Form 10-KSB and 1996 Forms 10-QSB for the fiscal quarters ended January 31, 1996 and April 30, 1996 on or before the dates set forth above, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

     2.   OPERATING LEASE COMMITMENTS
     The Company leases equipment and office space pursuant to various lease agreements which expire through fiscal 1999. The annual rent of office space consists of minimum rent, real estate taxes, maintenance and other expenses. The Company also leases certain computer equipment from an Officer and Director of the Company pursuant to an agreement which expires in fiscal 1998.

     Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1995 are summarized as follows:

                                                            Related
                                    Office                   party
                                    space     Equipment    equipment    Total
                                   --------   ---------    ---------   --------
          1996                     $ 81,368    $35,806     $ 34,809    $151,983
          1997                       56,543     25,484       34,809     116,836
          1998                       53,647     13,541       27,547      94,735
          1999                        8,000     10,553       10,469      29,022
          2000                                   1,456                    1,456
                                   --------    -------     --------    --------
                                   $198,558    $86,840     $107,634    $394,032
                                   --------    -------     --------    --------
                                   --------    -------     --------    --------

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE I (CONTINUED)

     Rental costs for fiscal 1995 and 1994 were $173,543 and $161,231, respectively. Rental cost incurred in 1995 in connection with the equipment lease with the related party was $32,485.

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

     Harris advised the Company that a portion of the Company's claim ($612,000) together with Harris' separate claim has been submitted to the Air Force and that Harris will pay the Company's revised claim on a proportionate basis, to the extent it receives payments from the Air Force.

     By letter dated June 12, 1996, Harris advised the Company that the Air Force's technical, contracts and legal departments have been conducting an evaluation of the Request for Equitable Adjustment (REA) submitted by Harris to the Air Force on December 15, 1995. All of these evaluations are scheduled to be completed by June 30, 1996 and, according to Harris, the Air Force should be in negotiations regarding the outstanding claim within thirty days following the June 30, 1996 review completion.

     No assurances can be given that Harris will be successful in obtaining any amounts from the Air Force or that the Company will be successful in collecting any amounts from Harris. The Company is continuing to pursue its claims against Harris. Such claims have not been accounted for in the determination of estimated earnings on the Harris subcontract and will be recognized only when and if realized.

     4.   EMPLOYMENT CONTRACTS

     The Company has entered into employment and consulting agreements with its Chairman, former Chairmen and a Director of the Company which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from March 1997 through March 31, 2004. Further, the employment agreement with the Company's

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE I (CONTINUED)

     Chairman, as amended subsequent to fiscal 1995, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon termination of his employment and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

     Approximate aggregate minimum compensation obligations under all agreements at October 31, 1995 are summarized as follows:

             Year                                  Amount
             ----                                ----------
             1996                                $  302,500
             1997                                   302,500
             1998                                   302,500
             1999                                   289,500
             2000                                   216,200
             Thereafter                             660,000
                                                 ----------
                                                 $2,073,200
                                                 ----------
                                                 ----------

NOTE J - BUSINESS CONCENTRATIONS

     In fiscal 1995, two customers accounted for 15% and 14%, respectively, of the Company's consolidated revenues, and, in fiscal 1994, two customers accounted for 13% and 11%, respectively, of the Company's consolidated revenues.

NOTE K - INDUSTRY SEGMENT INFORMATION AND
            GEOGRAPHIC AREA OPERATIONS

     The Company operates in one business segment, providing computerized flight planning services and software to commercial airlines and corporate aircraft users in the aviation industry.

                       COMPUFLIGHT, INC. AND SUBSIDIARIES

                            OCTOBER 31, 1995 AND 1994




NOTE K (CONTINUED)

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1995 and 1994 is as follows:

                                                   1995             1994
                                                ----------       ----------
     Net sales
          United States                         $2,620,421       $2,054,331
          Canada                                   370,766          839,003
          Foreign                                  173,581           60,824
                                                ----------       ----------

     Total net sales                            $3,164,768       $2,945,158
                                                ----------       ----------
                                                ----------       ----------

     Operating profit (loss)
          United States                         $   91,461       $ (148,988)
          Canada                                    (6,240)         110,829
                                                ----------       ----------
     Total operating profit (loss)              $   85,221       $  (38,159)
                                                ----------       ----------
                                                ----------       ----------
     Identifiable assets
          United States                         $1,261,846       $1,282,579
          Canada                                 1,186,761        1,341,100
          Eliminations                            (749,568)        (749,568)
                                                ----------       ----------
     Total identifiable assets                  $1,699,039       $1,874,111
                                                ----------       ----------
                                                ----------       ----------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 3, 1996              COMPUFLIGHT, INC.


                                        By:  /s/ Russell K. Thal
                                           ---------------------
                                        Russell K. Thal, Chairman
                                        of the Board of Directors


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures          Capacity                      Date
     ----------          --------                      ----

                         Chairman of the Board
                         of Directors, Executive
                         Vice President and
/s/ Russell K. Thal      Director                   July 3, 1996
- ----------------------
Russell K. Thal

                         Chief Executive Officer
                         and Chief Financial
                         Officer (Principal
                         Executive Officer and
                         Principal Financial
/s/ Duncan Macdonald     Officer)                   July 3, 1996
- ----------------------
Duncan Macdonald

                         Executive Vice President
/s/ Dorothy A. English   and Director               July 3, 1996
- ----------------------
Dorothy A. English

/s/ Denis L. Metherell   Secretary and Director     July 3, 1996
- ----------------------
Denis L. Metherell

/s/ Kenneth M. Snyder    Director                   July 3, 1996
- ----------------------
Kenneth M. Snyder