Form 10KSB/A
period 1995-10-31
COMPUFLIGHT INC
filed 1996-07-05
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-KSB/A
               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                COMPUFLIGHT, INC.
                         1995 FORM 10-KSB/A ANNUAL REPORT






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


Grant Thornton LLP
Melville, New York
June 21, 1996

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