Form 10QSB
period 1996-01-31
COMPUFLIGHT INC
filed 1996-07-09
CIK 790272

            U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC  20549

                          FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                January 31, 1996
- -------------------------------------------------------------------------------
      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE EXCHANGE ACT

For the transition period from                     to
                               -------------------     ------------------------

Commission File Number                                 0-15362
                      ---------------------------------------------------------

                      COMPUFLIGHT, INC.
- --------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

          Delaware                         11-2883366
- ------------------------------------     --------------
     (State or other jurisdiction of      (IRS Employer
     incorporation or organization)        Identification No.)

     99 Seaview Drive, Port Washington, NY               11050
- --------------------------------------------------------------------------------
     (Address of principal executive offices)     (Zip code)

                                                  516-625-0202
Issuer's telephone number ------------------------------------------------------

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

             APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 1,701,980 shares.

                           I N D E X



                                                          Page
                                                        Number

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet
          as of January 31, 1996...........................  3

          Consolidated Statements of Earnings
          for the Three Months Ended January
          31, 1996 and January 31, 1995....................  4

          Condensed Consolidated Statements of
          Cash Flows for the Three Months Ended
          January 31, 1996 and January 31, 1995............  5

          Notes to Condensed Consolidated
          Financial Statements.............................  6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation.............................  7

PART II.  OTHER INFORMATION................................ 13

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

                                                                    JANUARY 31,
                                                                           1996
- --------------------------------------------------------------------------------


                            ASSETS

CURRENT ASSETS
   Cash and equivalents                                             $   44,101
   Accounts receivable, net of allowance for doubtful accounts
    of $20,900                                                         422,927
   License fee receivable                                             121,021
   Prepaid expenses and other                                           16,895
                                                                    ----------

     Total current assets                                              604,944

INVESTMENT TAX CREDITS RECEIVABLE                                      503,869

LICENSE FEE RECEIVABLE                                                190,092

FIXED ASSETS, NET                                                      335,673

OTHER ASSETS                                                            31,573
                                                                    ----------
                                                                    $1,666,151
                                                                    ----------
                                                                    ----------

- --------------------------------------------------------------------------------
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $  724,522
   Deferred salaries                                                    13,368
   Due to related parties - current portion                            278,013
                                                                    ----------

     Total current liabilities                                       1,015,903

DUE TO RELATED PARTIES                                                  99,605

MINORITY INTERESTS                                                     260,626

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Capital stock, par value $.001 per share; authorized
     2,500,000 shares; issued and outstanding 1,701,980 shares           1,702
   Additional paid-in capital                                        1,545,745
   Notes receivable - former Chairmen                               (1,022,323)
   Cumulative foreign translation adjustment                            41,118
   Accumulated deficit                                                (276,225)
                                                                    ----------

                                                                       290,017
                                                                    ----------
                                                                   $ 1,666,151
                                                                    ----------
                                                                    ----------

    See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31,                         1996        1995
- --------------------------------------------------------------------------------

Revenue
   Service fees                                           $ 837,112   $ 765,591
   Hardware, software and license sales                      16,709      25,229
                                                          ---------   ---------
                                                            853,821     790,820
                                                          ---------   ---------
Costs and Expenses
   Operating                                                482,158     420,257
   Research and development                                  98,441      31,351
   Selling, general and administrative                      263,398     247,697
   Depreciation and amortization                             32,918      31,930
                                                          ---------   ---------
                                                            876,915     731,235
                                                          ---------   ---------
     Operating (loss) income                                (23,094)     59,585

Other income (expense)
   Interest income                                           15,333       9,802
   Interest expense - related parties                        (7,947)    (16,969)
   Interest expense - other                                 (16,643)    (14,379)
   Realized foreign exchange loss                            (3,580)     (4,265)
   Scientific research and experimental development
    credits                                                  53,026      18,106
   Other                                                        421      (3,375)
                                                          ---------   ---------

     Earnings before minority interests                      17,516      48,505

Loss of minority interests                                                6,615
                                                          ---------   ---------

     NET EARNINGS                                         $  17,516   $  55,120
                                                          ---------   ---------
                                                          ---------   ---------

- --------------------------------------------------------------------------------

Net earnings per share                                    $    0.01   $    0.03
                                                          ---------   ---------
                                                          ---------   ---------
Weighted Average Number of Common Shares Outstanding      1,660,313   1,576,980
                                                          ---------   ---------
                                                          ---------   ---------

    See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

FOR THE THREE MONTHS ENDED JANUARY 31,                         1996        1995
- --------------------------------------------------------------------------------

Cash flows from operating activities
   Net earnings                                           $  17,516   $  55,120
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                         32,918      31,930
       Provision for uncollectible accounts                               5,867
       Minority interests                                                (6,615)
       Consulting fees, net                                  17,516      16,748
       (Increase) decrease in operating assets - net        (40,580)    185,606
       Decrease in operating liabilities - net               (6,726)    (81,009)
                                                          ---------   ---------
          Net cash provided by operating activities          20,644     207,647
                                                          ---------   ---------

Cash flows from investing activities
   Purchase of fixed assets                                 (14,475)    (16,720)
   Payments from (advances to) RE&A                           2,740        (577)
                                                          ---------   ---------
          Net cash used in investing activities             (11,735)    (17,297)
                                                          ---------   ---------

Cash flows from financing activities
   Payment of notes - former affiliate                      (60,000)    (60,000)
   Repayment of Global demand loan                                     (203,789)
   Payment of notes                                                      (8,126)
                                                          ---------   ---------
          Net cash used in financing activities             (60,000)   (271,915)
                                                          ---------   ---------

Effect of foreign translations on cash                       (2,720)     19,025
                                                          ---------   ---------

          NET DECREASE IN CASH AND EQUIVALENTS              (53,811)    (62,540)

Cash and equivalents at beginning of year                    97,912     139,951
                                                          ---------   ---------

Cash and equivalents at end of period                     $  44,101   $  77,411
                                                          ---------   ---------
                                                          ---------   ---------


    See notes to unaudited condensed consolidated financial statements.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

NOTE A.   DESCRIPTION OF BUSINESS AND ORGANIZATION

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

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of January 31, 1996, and the consolidated statements of earnings and cash flows for the three months ended January 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1996, and for all periods presented, have been made.

The condensed consolidated financial statements include the accounts of Compuflight, Inc. ("Compuflight") and its wholly-owned Canadian subsidiaries, Support and EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995. Results of operations for the three months ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE C.   ACQUISITION OF MINORITY INTEREST

Effective November 24, 1995, the Company issued 125,000 shares of its common stock in exchange for 500,000 shares of Support, which represented the common shares of Support held by the one remaining common shareholder of Support, and accordingly, the Company now owns 100% of the outstanding common shares of Support. The excess of the fair market value of the Company's common stock on the date of the exchange ($101,563) over the Company's minority interest ($78,411) has been recorded as goodwill (included in Other Assets) in the accompanying consolidated balance sheet.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $837,000 in the three months ended January 31, 1996 compared with approximately $766,000 for the three months ended January 31, 1995, an increase of 9%, or approximately $71,000. This increase is primarily attributable to an increase in fees from existing customers for the provision of new or enhanced services of approximately $120,000 as well as the addition of revenue of approximately $49,000 through a teaming agreement with a U.S. systems integrator to design and develop modifications to the Company's existing product in order to solicit a U.S. government contract. These increases were offset by the loss of a number of service bureau customers representing an aggregate fee base of approximately $104,000.

Revenue from hardware sales and software licenses decreased 34%, or approximately $8,000, from approximately $25,000 for the three months ended January 31, 1995 to approximately $17,000 for the three months ended January 31, 1996. The change is due to a decrease in the financed portion of long term license fees receivable as payments made reduce the outstanding balance.

COSTS AND EXPENSES

Operating expenses increased approximately 15% or $62,000 from approximately $420,000 for the three months ended January 31, 1995 to approximately $482,000 for the three months ended January 31, 1996. This change is primarily attributable to an increase in salaries and benefits of approximately $50,000 from the addition of several senior level management positions in sales and finance. Furthermore, an increase in computer lease costs of approximately $9,000, an increase in long distance phone charges of approximately $7,000 and an increase in other operating expenses of approximately $4,000 added to the overall increase of operating expenses.

Net research and development expenditures increased approximately
214%, or approximately $67,000, during the three months ended January 31, 1996 over the same period in fiscal 1995 as the result of increased activities in the development of the Company's software technologies. While the Company still maintains its commitment to increasing in-house personnel and expertise, the Company has retained contract services for the delivery of large systems integration projects (teaming agreement referred to above). Approximately $31,000 of the net increase above is due to the inclusion of these contract services.

Selling, general and administrative expenses increased approximately
6%, or $15,000, from approximately $248,000 for the three months ended January 31, 1995 to approximately $263,000 for the three months ended January 31, 1996. This increase is primarily attributable to an increase in consulting fees paid to Ray English and Associates Inc. of approximately $16,000, which incorporate a full three months as compared to one month in 1995, and an increase of approximately $41,000 in consulting fees due mainly to the Company's entering into a Key Advisor Agreement with Kenneth M. Snyder, a director of the Company.
Furthermore, travel expenses increased approximately $22,000 as a result of the Company's increase in marketing and sales activities targeted at increasing

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

revenues from current customers. These increases were offset by decreases in professional fees of approximately $50,000 attributed to a reduction in the costs associated with filing the Company's outstanding regulatory reports, bad debt expense of approximately $7,000 and other expenses of approximately $7,000.

OTHER INCOME (EXPENSE)

The Company recorded a loss of $4,000 on realized foreign exchange transactions for the three months ended January 31, 1996 which is similar to the loss recorded for the same period in 1995. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and experimental development credits of approximately $53,000 in the three months ended January 31, 1996 as compared to approximately $18,000 for the three months ended January 31, 1995. The increase is due primarily to an increase in research and development expenditures as noted above, all of which are eligible for the credit.

EARNINGS OF MINORITY INTERESTS

During the three months ended January 31, 1996, the remaining minority common shareholder in Support, Innovation Ontario Corporation, a Canadian company, exercised its option to exchange its 500,000 common shares of Support for 125,000 shares of common stock of Compuflight. Accordingly, the Company now owns all of the outstanding common shares of Support.

NET EARNINGS

The unaudited consolidated financial statements reflect net earnings of approximately $18,000 for the three months ended January 31, 1996 as compared to net earnings of approximately $55,000 for the three months ended January 31, 1995. The decrease in net earnings is due to higher salaries and costs related to increased sales personnel and market development costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash resources of $53,811 for the three months ended January 31, 1996 compared to a net decrease of $62,540 for the three months ended January 31, 1995. In addition, at January 31, 1996, the Company had a working capital deficiency of $410,958 as compared to $463,225 as of October 31, 1995.

Cash flows from operations accounted for an increase in cash of $20,644, primarily as a result of the offset of non-cash charges (i.e., depreciation and amortization) offset by a reduction in operating liabilities and an increase in operating assets. Cash flows from investing activities for the three months ended January 31, 1996 represent a net outflow of $11,735, primarily due to the purchase of fixed assets. Cash flows from financing activities for the three months ended January 31, 1996 represent a net outflow of $60,000, all of which relates to payments to Sandata, Inc. pursuant to that certain promissory note of the Company, dated July 31, 1993, in the approximate principal amount of $676,000.
                                     Page 8 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of January 31, 1996, the Company's available funds consisted of $44,101 in cash.

COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENT

The employment agreement with the Company's current Chairman, Russell K. Thal, as amended, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon termination of his employment and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

SECURITIES AND EXCHANGE COMMISSION FILINGS

By letter dated January 23, 1996, the Securities and Exchange Commission (the "Commission") advised the Company that it had failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994 (the "1994 Form 10-KSB") and Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1995, April 30, 1995 and July 31, 1995 (collectively, the "1995 Forms 10-QSB''). The Commission also advised the Company that it had filed late its Form 10-KSB for the fiscal year ended October 31, 1993 and Forms 10-QSB for the fiscal quarters ended January 31, 1994 and July 31, 1994, and failed to file Notifications of Late Filing on Form 12b-25 with regard to the 1995 Forms 10-QSB. By letter dated March 4, 1996, the Commission advised the Company that it had also failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995 (the "1995 Form 10-KSB").

The Commission's Division of Enforcement advised the Company further that it is considering recommending that the Commission institute enforcement action, which could include civil penalties, against the Company for violations of the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder. Pursuant to the Exchange Act, the amount of the penalty shall be determined by the court in light of the facts and circumstances; however, for each violation, the amount of the penalty, with regard to a company, cannot exceed the greater of $50,000 or the gross amount of pecuniary gain to the Company as a result of any violation. The Exchange Act provides for substantially greater maximum penalties in the event the violation involved fraud, deceit, manipulation, or deliberate or reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

The Company filed its 1994 Form 10-KSB on March 22, 1996. Furthermore, the Forms 10-QSB for the fiscal periods ended January 31, 1995, April 30, 1995 and July 31, 1995 were filed on April 9, 1996, April 24, 1996 and April 25, 1996, respectively, and the 1995 Form 10-KSB was filed on July 5, 1996.

The Company, in its latest correspondence with the Commission, dated July 5, 1996, has indicated that, in addition to the filing of this Form 10-QSB for the fiscal quarter ended January 31, 1996, it intended to file its Form 10-QSB for the fiscal quarter ended April 30, 1996 on or before July 11, 1996. No assurance can be given that, notwithstanding the Company's filing of this Form 10-QSB and notwithstanding the filing of the Form 10-QSB for the fiscal quarter ended April 30, 1996 on or before the date set forth above, the Commission will not seek to recover civil penalties from the Company with regard to such delinquent reports or the other previously filed reports by the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.


PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its operations and research and development plans.
Management has identified a number of specific initiatives to reduce the working capital deficiency as follows:

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

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

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

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $135,652 as of January 31, 1996 and which comprises a portion of "Due to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts due under the note.

TRADE CREDITORS

The Company has successfully negotiated extended repayment terms with several large trade of creditors. Although the Company's objective is to be current with all of its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to pursue additional extensions and payment terms with its creditors.

EXPAND SALES EFFORTS

The Company has expanded its sales and marketing capabilities to support the increased demand from new airlines entering the North American marketplace. This includes the addition of COMRAD, a performance engineering software application that provides the airline customer with required runway analysis data. The Company will actively market this new product to its current customer base and potential new customers for this technology.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

SUMMARY

The Company expects to improve its cash and working capital positions during 1996. Based on the current status of the Request for Equitable Adjustment filed by Harris with the Air Force, the Company anticipates that Harris will negotiate a settlement of the outstanding claim by the Company. However, no assurance can be given that Harris will settle its claim with the Air Force or that the Company will be successful in its claim with Harris.

The Company will require additional capital to fund ongoing research and product development activities, and specifically projects being undertaken in the areas of graphical user interface design and the integration of the product with variable cost and performance engineering modules. Although Support has claimed investment tax credits under the Canadian Scientific Research and Experimental Development ("SR&ED") Program ($503,869 as of January 31, 1996), it is not anticipated that payment of the refundable credits will occur during the fiscal year ended October 31, 1996. The delay in Revenue Canada's processing of SR&ED claims is due to a large volume of claims filed prior to September 14, 1994. This final filing date established by the Canadian Minister of Finance for any prior year claims created a backlog of several thousand claims and a waiting period of twelve to eighteen months from the date of submission. As a result, the Company has not included the SR&ED refundable tax credit in its immediate plans for increasing working capital.

In addition to the funding required for research and product development, the Company will also need capital to fund the planned expansion of its sales and marketing activities. As a result, the Company expects to seek funds from a variety of sources including the refinancing of software licensing arrangements, teaming agreements for research and development and other financing arrangements. It is also expected that the Company will reduce operating costs in unprofitable lines of business. However, there can be no assurances that these funds will be available on favorable terms, if at all. If adequate funding is not available, the Company may have to reduce its operations in future years.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
OTHER INFORMATION
THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------

                  PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS:
          None

Item 2.   CHANGES IN SECURITIES:
          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

Item 5.   OTHER INFORMATION:
          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          (a)  Exhibits
            3(A)   Certificate of Incorporation and amendments thereto including
                   Certificate of Ownership and Merger (1)
            3(B)   By-Laws (2)
            27     Financial Data Schedule
          (b)  Reports on Form 8-K
               None

- --------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994 (File No. 0-15362).

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES

THREE MONTHS ENDED JANUARY 31, 1996
- --------------------------------------------------------------------------------



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPUFLIGHT, INC.
                                   --------------------------------
                                      (Registrant)

Date:   July 8,  1996                By: /s/  Russell K. Thal
     ------------------------           ------------------------------
                                              Chairman of the Board

Date:   July 8,  1996                By: /s/  Duncan Macdonald
     ------------------------           ------------------------------
                                              Chief Executive Officer
                                              and Chief Financial Officer