Form 10QSB
period 1996-04-30
COMPUFLIGHT INC
filed 1996-07-16
CIK 790272

            U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC  20549

                          FORM 10-QSB

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  April 30, 1996
______________________________________________________________________________

      [   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE EXCHANGE ACT

For the transition period from________________________ to_____________________

Commission File Number                                 0-15362
                      ________________________________________________________

                      COMPUFLIGHT, INC.
______________________________________________________________________________
   (Exact name of small business issuer as specified in its charter)

              Delaware                               11-2883366
   ___________________________________   ___________________________________
     (State or other jurisdiction of      (IRS Employer
     incorporation or organization)        Identification No.)

     99 Seaview Drive, Port Washington, NY               11050
     ________________________________________     ____________________________
     (Address of principal executive offices)     (Zip code)

Issuer's telephone number                         516-625-0202
                         _____________________________________________________

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to  be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X     No
                          _______     _______

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                      Yes          No
                          ________    _______

             APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 1,701,980 shares.

_______________________________________________________________________________
COMPUFLIGHT, INC. AND SUBSIDIARIES

SIX MONTHS ENDED APRIL 30, 1996
_______________________________________________________________________________

                           I N D E X

                                                          Page
                                                        Number

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet
          as of April 30, 1996                               3

          Consolidated Statements of Earnings
          for the Six and Three Months Ended
          April 30, 1996 and April 30, 1995                  4

          Condensed Consolidated Statements of
          Cash Flows for the Six Months Ended
          April 30, 1996 and April 30, 1995                  5

          Notes to Condensed Consolidated
          Financial Statements                               6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation                               7

PART II.  OTHER INFORMATION                                 13

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

_______________________________________________________________________________
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                   APRIL 30,
                                                        1996
_______________________________________________________________________________

                            ASSETS
CURRENT ASSETS
   Cash and equivalents                              $  55,392
   Accounts receivable, net of allowance for
    doubtful accounts of $20,900                       392,941
   License fee receivable                              126,583
   Prepaid expenses and other                           33,487
                                                     ---------
     Total current assets                              608,403

INVESTMENT TAX CREDITS RECEIVABLE                      574,257
LICENSE FEE RECEIVABLE                                 158,676
FIXED ASSETS, NET                                      312,369
OTHER ASSETS                                            30,994
                                                     ---------

                                                     $ 1,684,699
                                                     -----------
                                                     -----------

_______________________________________________________________________________

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $728,804
   Deferred salaries                                    13,502
   Note payable                                         17,584
   Due to related parties - current portion            237,100
                                                      --------

     Total current liabilities                         996,990

DUE TO RELATED PARTIES                                  96,253
MINORITY INTERESTS                                     263,228
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Capital stock, par value $.001 per share;
     authorized 2,500,000 shares; issued and
     outstanding 1,701,980 shares                        1,702
   Additional paid-in capital                        1,545,745
   Notes receivable - former Chairmen               (1,003,551)
   Cumulative foreign translation adjustment            47,314
   Accumulated deficit                                (262,982)
                                                    ----------
                                                       328,228
                                                    ----------
                                                   $ 1,684,699
                                                    ----------
                                                    ----------

    See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                  Page 3 of 14

_______________________________________________________________________________
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                  SIX MONTHS ENDED                THREE MONTHS ENDED
                                                      APRIL 30,                      APRIL 30,
                                                 1996           1995            1996             1995
Revenue
   Service fees                               $1,669,052     $1,604,159     $  831,940        $  838,568
   Hardware, software and license sales           27,368         37,920         10,659            12,691
                                              ----------     -----------    ----------        ----------
                                               1,696,420       1,642,079       842,599           851,259
                                              ----------     -----------    ----------        ----------

Costs and Expenses
   Operating                                     986,432         884,887       504,274           464,630
   Research and development                      219,068          86,008       120,627            54,657
   Selling, general and administrative           501,087         437,629       237,689           189,932
   Depreciation and amortization                  66,089          65,209        33,171            33,279
                                              ----------     -----------    ----------        ----------
                                               1,772,676       1,473,733       895,761           742,498
                                              ----------     -----------    ----------        ----------

     Operating (loss) income                     (76,256)        168,346       (53,162)          108,761

Other income (expense)
   Interest income                                30,897          18,717        15,564             8,915
   Interest expense - related parties            (21,265)        (32,365)      (13,318)          (15,396)
   Interest expense - other                      (25,935)        (27,544)       (9,292)          (13,165)
   Realized foreign exchange gain                  6,759          40,161        10,339            44,426
   Scientific research and development
     credits                                     118,077          49,671        65,051            31,565
   Other                                          (1,518)         (3,483)       (1,939)             (108)
                                              ----------     -----------    ----------        ----------
     Earnings before minority interests           30,759         213,503        13,243           164,998

Earnings of minority interests                                    (2,301)                         (8,916)
                                              ----------     -----------    ----------        ----------
     NET EARNINGS                             $   30,759     $   211,202    $   13,243        $  156,082
                                              ----------     -----------    ----------        ----------
                                              ----------     -----------    ----------        ----------
________________________________________________________________________________________________________

Net earnings per share                             $0.02           $0.13        $0.01              $0.10
                                              ----------     -----------    ----------        ----------
                                              ----------     -----------    ----------        ----------

Weighted Average Number of Common
   Shares Outstanding                          1,681,147       1,576,980     1,701,980         1,576,980
                                              ----------     -----------    ----------        ----------
                                              ----------     -----------    ----------        ----------

    See notes to unaudited condensed consolidated financial
                          statements.

Part I, Item 1.                                                  Page 4 of 14

_______________________________________________________________________________
COMPUFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
FOR THE SIX MONTHS ENDED APRIL 30,                          1996       1995
_______________________________________________________________________________

Cash flows from operating activities
   Net earnings                                          $  30,759   $211,202
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                        66,089     65,208
       Provision for uncollectible accounts                            10,512
       Minority interests                                               2,301
       Consulting fees, net                                 35,232     33,685
       Increase in operating assets - net                  (61,442)   (57,579)
       Increase in operating liabilities - net               4,726     42,694
                                                          --------   --------
          Net cash provided by operating activities         75,364    308,023
                                                          --------   --------

Cash flows from investing activities
   Purchase of fixed assets                                (22,608)   (32,446)
   Repayments from RE&A                                     10,210     17,832
                                                          --------    --------
          Net cash used in investing activities            (12,398)    (14,614)
                                                          --------    --------

Cash flows from financing activities
   Payment of notes - former affiliate                    (100,000)   (140,506)
   Payment of Global demand loan                                      (203,789)
   Payment of loans                                                     (3,831)
                                                          --------    --------
          Net cash used in financing activities           (100,000)   (348,126)
                                                          --------    --------

Effect of foreign translations on cash                      (5,486)     18,243
                                                          --------    --------

          NET DECREASE IN CASH AND EQUIVALENTS             (42,520)    (36,474)

Cash and equivalents at beginning of year                   97,912     139,951
                                                          --------    --------

Cash and equivalents at end of period                    $  55,392   $ 103,477
                                                          --------    --------
                                                          --------    --------

    See notes to unaudited condensed consolidated financial
                          statements.

Part I, Item 1.                                                  Page 5 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


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


NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of April 30, 1996, and the consolidated statements of earnings for the three and six months ended April 30, 1996 and 1995, and the condensed consolidated statements of cash flow for the six months ended April 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995. Results of operations for the six months ended April 30, 1996 are not necessarily indicative of the operating results for the full year.

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


Part I, Item 1.                                    Page 6 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $1.7 million in the six months ended April 30, 1996 compared with approximately $1.6 million for the six months ended April 30, 1995, an increase of 4%, or approximately $65,000. This increase is primarily attributable to an increase in fees from new and existing customers for the provision of new or enhanced services of approximately $413,000 as well as the addition of revenue of approximately $106,000 through a teaming agreement with a U.S. systems integrator to design and develop modifications to the Company's existing product in order to solicit a U.S. government contract.
These increases were offset by the loss of a number of service bureau customers and a decline in billable communications charges representing an aggregate fee base of approximately $454,000.

Revenue from hardware sales and software licenses decreased 28%, or approximately $11,000, from approximately $38,000 for the six months ended April 30, 1995 to approximately $27,000 for the six months ended April 30, 1996. The change is due to a decrease in the financed portion of long term license fees receivable as payments made reduce the outstanding balance.

COSTS AND EXPENSES

Operating expenses increased approximately 11%, or $101,000, from approximately $885,000 for the six months ended April 30, 1995 to approximately $986,000 for the six months ended April 30, 1996. This change is primarily attributable to an increase in salaries and benefits of approximately $167,000 from the addition of several senior level management positions in sales and finance as well as additional support and operations staff. Furthermore, an increase in computer maintenance and lease costs of approximately $13,000, an increase in long distance phone charges of approximately $13,000 and an increase in other operating expenses of approximately $8,000 added to the overall increase of operating expenses. These increases were offset by a decline in communications costs of approximately $100,000.

Research and development expenditures increased approximately 155%, or approximately $133,000, during the six months ended April 30, 1996 over the same period in fiscal 1995 as the result of increased activities in the development of the Company's software technologies. While the Company still maintains its commitment to increasing in-house personnel and expertise, the Company has retained contract services for the delivery of large systems integration projects (teaming agreement referred to above). Approximately $47,000 of the net increase above is due to the inclusion of these contract services.

Selling, general and administrative expenses increased approximately 15%, or $63,000, from approximately $438,000 for the six months ended April 30, 1995 to approximately $501,000 for the six months ended April 30, 1996. This increase is primarily attributable to an increase in consulting fees paid to Ray English and Associates Inc. ("RE&A") of approximately $16,000, which incorporate a full six months as compared to four months in 1995, an increase of approximately $36,000 in consulting fees due mainly to the Company's entering into a Key Advisor Agreement with Kenneth M. Snyder, a director of the Company, and an increase in publications and


Part I, Item 2.                                       Page 7 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


subscriptions required by operations staff of approximately $4,000. Furthermore, travel expenses increased approximately $66,000 as a result of the Company's increase in marketing and sales activities targeted at increasing revenues from current customers. In addition, costs associated with the new federal systems sales office in Ottawa, Canada accounted for approximately $9,000 in additional costs. These increases were offset by decreases in professional fees of approximately $58,000 attributed to a reduction in the costs associated with filing the Company's outstanding regulatory reports and bad debt expense of approximately $10,000.

OTHER INCOME (EXPENSE)

The Company recorded a gain of $6,759 on realized foreign exchange transactions for the six months ended April 30, 1996. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and experimental development credits of approximately $118,000 in the six months ended April 30, 1996 compared to approximately $50,000 for the six months ended April 30, 1995. The increase is due primarily to an increase in research and development expenditures as noted above, all of which are eligible for the credit.

EARNINGS OF MINORITY INTERESTS

During the six months ended April 30, 1996, the remaining minority common shareholder in Support, Innovation Ontario Corporation, a Canadian company, exercised its option to exchange its 500,000 common shares of Support for 125,000 shares of common stock of Compuflight. Accordingly, the Company now owns all of the outstanding common shares of Support.

NET EARNINGS

The unaudited consolidated financial statements reflect net earnings of approximately $31,000 for the six months ended April 30, 1996 compared to net earnings of approximately $211,000 for the six months ended April 30, 1995. The decrease in net earnings is due to a lower than expected increase in sales coupled with higher salaries and costs related to increased sales personnel and market development costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash resources of $42,520 for the six months ended April 30, 1996 compared to a net decrease of $36,474 for the six months ended April 30, 1995. In addition, at April 30, 1996, the Company had a working capital deficiency of $388,587 as compared to $463,225 as of October 31, 1995.

Cash flows from operations accounted for an increase in cash of $75,364, primarily as a result of the addition of non-cash charges (i.e., depreciation and amortization) offset by an increase in operating assets. Cash flows from investing activities for the six months


Part I, Item 2.                                       Page 8 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


ended April 30, 1996 represent a net outflow of $12,398, primarily due to the purchase of fixed assets offset by repayments on the RE&A note. Cash flows from financing activities for the six months ended April 30, 1996 represent a net outflow of $100,000, all of which relates to payments to Sandata, Inc. pursuant to that certain promissory note of the Company, dated July 31, 1993, in the approximate principal amount of $676,000.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of April 30, 1996, the Company's available funds consisted of $55,392 in cash.


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


Part I, Item 2.                                       Page 9 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

The Company filed its 1994 Form 10-KSB on March 22, 1996. Furthermore, the Forms 10-QSB for the fiscal periods ended January 31, 1995, April 30, 1995 and July 31, 1995 were filed on April 9, 1996, April 24, 1996 and April 25, 1996, respectively, the 1995 Form 10-KSB was filed on July 5, 1996 and the Form 10-QSB for the quarter ended January 31, 1996 was filed on July 9, 1996.

The Company, in its latest correspondence with the Commission, dated July 5, 1996, had indicated that it intended to file its Form 10-QSB for the fiscal quarter ended April 30, 1996 on or before July 11, 1996. No assurances can be given that, notwithstanding the filing of this Form 10-QSB for the fiscal quarter ended April 30, 1996, the Commission will not seek to recover civil penalties from the Company with regard to such delinquent report or the other previously filed reports by the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.


PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its research and development, marketing and customer service programs. During the six months ended April 30, 1996, Management has expended considerable resources in its efforts to ensure compliance with the regulatory requirements of the Securities and Exchange Commission (the "Commission"). With the filing of this Form 10-QSB for the quarter ended April 30, 1996, the Company will have addressed its outstanding filings and will have implemented a completely integrated accounting and cost control system to maintain compliance with the Commission's filing requirements and allow for timely reporting to the Company's stockholders.

The Company has now commenced a review of the existing lines of businesses and categories of expenses to fully integrate Support and Compuflight. As part of this process, Management will review current costs in order to prepare and present recommendations to the Board of Directors before the end of fiscal 1996.

CASH MANAGEMENT

The Company is presently in the process of consolidating the cash management functions of Compuflight and Support in an effort to maximize foreign exchange gains, improve internal financing capability and reduce the level of manpower associated with the current cash management process.

Part I, Item 2.                                      Page 10 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------

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

The Company is required to make a prepayment of the promissory note due to Sandata, Inc. (the principal balance of which was $95,652 as of April 30, 1996 and which comprises a portion of "Due to Related Parties") to the extent of 75% of all monies received from Harris. Such prepayment is to be applied to the last amounts due under the Note.

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX CREDITS

Support has claimed investment tax credits under the Canadian Scientific Research and Experimental Development ("SR&ED") Program ($574,257 as of April 30, 1996), although it is not anticipated that payment of the refundable credits will occur during the fiscal year ended October 31, 1996. The delay in Revenue Canada's processing of SR&ED claims is due to a large volume of claims filed prior to September 14, 1994. This final filing date established by the Canadian Minister of Finance


Part I, Item 2.                                      Page 11 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


for any prior year claims created a backlog of several thousand claims and a waiting period of twelve to eighteen months from the date of submission.

PURSUIT OF EXTERNAL FINANCING

While the plans noted above should result in an increased cash flow from operations, the Company may require additional external funding to completely achieve its objectives and intends to seek such from various sources, including debt or equity offerings when and if such financing is available to the Company. No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful (whether due to a lack of required financing or otherwise).




Part I, Item 2.                                      Page 12 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES
OTHER INFORMATION
SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------



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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).


Part II                                              Page 13 of 14

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC. AND SUBSIDIARIES

SIX MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COMPUFLIGHT, INC.
                                            -----------------------------------
                                                 (Registrant)

Date:    July 15, 1996                      By:  /s/  Russell K. Thal
      -------------------------                 -------------------------------
                                                     Chairman of the Board

Date:    July 15, 1996                      By:  /s/ Duncan Macdonald
       -------------------------                 -------------------------------
                                                     Chief Executive Officer
                                                     and Chief Financial Officer