Form 10QSB
period 1996-07-31
COMPUFLIGHT INC
filed 1996-09-16
CIK 790272

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 1996
- ----------------------------------------------------------------------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                              OF THE EXCHANGE ACT

For the transition period from                 to
                               ----------------   --------------------------

Commission File Number            0-15362
                      ------------------------------------------------------

                              COMPUFLIGHT, INC.
- ----------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

           Delaware                                      11-2883366
- ------------------------------------        --------------------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                      Identification No.)

     99 Seaview Drive, Port Washington, NY               11050
- ----------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip code)

Issuer's telephone number           516-625-0202
                         ---------------------------------------------------

- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes    X        No
                                   ------        ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                Yes              No
                                     ------        ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of August 30, 1996 was 1,701,980 shares.

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.

NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------



                                    I N D E X



                                                            Page
                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheet
         as of July 31, 1996...................................3

         Consolidated Statements of Operations-
         For the Nine and Three Months Ended
         July 31, 1996 and July 31, 1995.......................4

         Condensed Consolidated Statements of
         Cash Flows - For the Nine Months Ended
         July 31, 1996 and July 31, 1995.......................5

         Notes to Condensed Consolidated
         Financial Statements..................................6

Item 2.  Management's Discussion and Analysis
         or Plan of Operation..................................7

PART II. OTHER INFORMATION....................................12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                   July 31,
                                                                                       1996
                                     ASSETS
CURRENT ASSETS
      Cash and equivalents ..................................................   $    38,058
      Accounts receivable, net of allowance for doubtful accounts of $ 20,900       277,946
      License fee receivable ................................................       129,800
      Prepaid expenses and other ............................................        21,206
                                                                                -----------

         Total current assets ...............................................       467,010

INVESTMENT TAX CREDITS RECEIVABLE ...........................................       627,921

LICENSE FEE RECEIVABLE ......................................................       122,951

FIXED ASSETS, NET ...........................................................       282,411

OTHER ASSETS ................................................................        30,415
                                                                                -----------

                                                                                $ 1,530,708
                                                                                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities ..............................   $   801,662
      Deferred salaries .....................................................        13,370
      Note payable ..........................................................         8,404
      Due to related parties - current portion ..............................       163,119
                                                                                -----------

         Total current liabilities ..........................................       986,555

DUE TO RELATED PARTIES ......................................................        90,105

MINORITY INTERESTS ..........................................................       260,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 1,701,980 shares ....................         1,702
      Additional paid-in capital ............................................     1,545,745
      Notes receivable - former Chairmen ....................................      (966,392)
      Cumulative foreign translation adjustment .............................        41,920
      Accumulated deficit ...................................................      (429,597)
                                                                                -----------

                                                                                    193,378
                                                                                -----------

                                                                                $ 1,530,708
                                                                                ===========

       See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                                Page 3 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                           Nine Months Ended             Three Months Ended
                                                               July 31,                        July 31,
                                                           1996            1995           1996           1995
Revenue
      Service fees ...............................   $ 2,400,632    $ 2,282,897    $   731,580    $   678,738
      Hardware, software and license sales .......        43,522         49,887         16,154         11,967
                                                     -----------    -----------    -----------    -----------
                                                       2,444,154      2,332,784        747,734        690,705
                                                     -----------    -----------    -----------    -----------

Costs and Expenses
      Operating ..................................     1,488,075      1,269,385        501,643        384,498
      Research and development ...................       326,811        150,775        107,743         64,767
      Selling, general and administrative ........       813,333        627,541        312,246        189,912
      Depreciation and amortization ..............        99,346         99,842         33,257         34,633
                                                     -----------    -----------    -----------    -----------
                                                       2,727,565      2,147,543        954,889        673,810
                                                     -----------    -----------    -----------    -----------

Operating (loss) income ..........................      (283,411)       185,241       (207,155)        16,895

Other income (expense)
      Interest income ............................        45,786         30,207         14,889         11,490
      Interest expense - related parties .........       (30,835)       (46,768)        (9,570)       (14,403)
      Interest expense - other ...................       (42,955)       (42,899)       (17,020)       (15,355)
      Realized foreign exchange gain (loss) ......         2,096          9,189         (4,663)       (30,972)
      Scientific research and development
         credits .................................       177,697         87,074         59,620         37,403
      Other ......................................        (4,235)         4,658         (2,717)         8,141
                                                     -----------    -----------    -----------    -----------

         (Loss) earnings before minority interests      (135,857)       226,702       (166,616)        13,199

Loss of minority interests .......................                       (9,817)                       (7,516)
                                                     -----------    -----------    -----------    -----------

         NET (LOSS) EARNINGS .....................   $  (135,857)   $   216,885    $  (166,616)   $     5,683
                                                     ===========    ===========    ===========    ===========



Net (loss) earnings per share ....................   $     (0.08)   $      0.14    $     (0.10)   $         0
                                                     ===========    ===========    ===========    ===========

Weighted Average Number of Common
      Shares Outstanding .........................     1,694,313      1,576,980      1,701,980      1,576,980
                                                     ===========    ===========    ===========    ===========


       See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                                                   Page 4 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
- --------------------------------------------------------------------------------

Nine Months Ended July 31,                                            1996         1995

Cash flows from operating activities
      Net (loss) earnings ....................................   $(135,857)   $ 216,855
      Adjustments to reconcile net (loss) earnings to net cash
         provided by operating activities
              Depreciation and amortization ..................      99,346       99,841
              Provision for uncollectible accounts ...........                     (804)
              Minority interests .............................                    9,817
              Consulting fees, net ...........................      53,147       50,814
      Decrease (increase) in operating assets - net ..........      35,146       (6,360)
      Increase in operating liabilities - net ................      70,048       31,245
                                                                 ---------    ---------
                  Net cash provided by operating activities ..     121,830      401,438
                                                                 ---------    ---------

Cash flows from investing activities
      Purchase of fixed assets ...............................     (26,370)     (76,484)
      Repayments from RE&A - net .............................      25,939       32,403
                                                                 ---------    ---------
                  Net cash used in investing activities ......        (431)     (44,081)
                                                                 ---------    ---------

Cash flows from financing activities
      Payment of notes - former affiliate ....................    (180,000)    (216,046)
      Payment of Global demand loan ..........................                 (203,789)
      Payment of loans .......................................                  (20,850)
                                                                 ---------    ---------
                  Net cash used in financing activities ......    (180,000)    (440,685)
                                                                 ---------    ---------

Effect of foreign translations on cash .......................      (1,253)      13,455
                                                                 ---------    ---------

                  NET DECREASE IN CASH AND EQUIVALENTS .......     (59,854)     (69,873)

Cash and equivalents at beginning of year ....................      97,912      139,951
                                                                 ---------    ---------

Cash and equivalents at end of period ........................   $  38,058    $  70,078
                                                                 =========    =========

       See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                            Page 5 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------


NOTE A.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Compuflight, Inc. (the "Company"), directly through its wholly-owned Canadian subsidiaries, Navtech Systems Support Inc. ("Support"), and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing and supporting computerized flight planning and aircraft performance engineering services for the aviation industry.


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of July 31, 1996, and the consolidated statements of operations for the three and nine months ended July 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended July 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1995. Results of operations for the nine months ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE C.       ACQUISITION OF MINORITY INTEREST

Effective November 24, 1995, the Company issued 125,000 shares of its common stock in exchange for 500,000 shares of Support, which represented the common shares of Support held by the one remaining common shareholder of Support, Innovation Ontario Corporation, a provincial government agency, and accordingly, the Company now owns 100% of the outstanding common shares of Support. The excess of the fair market value of the Company's common stock on the date of the exchange ($101,563) over the Company's minority interest ($78,411) has been recorded as goodwill (included in Other Assets) in the accompanying consolidated balance sheet. The remaining minority interest relates to 3,600 shares of Class B, non voting shares of Support. Such shares, issued for $358,200 Canadian ($260,670 U.S. at July 31, 1996), are entitled to non-cumulative dividends of $8 per share, are redeemable at the option of the Company for $540,000 Canadian ($392,970 U.S.) and do not share in the income of Support. To date, no dividends have been declared or paid with respect to such shares.


Part I, Item 1.                                                     Page 6 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $2.4 million in the nine months ended July 31, 1996 compared with approximately $2.3 million for the nine months ended July 31, 1995, an increase of 5%, or approximately $118,000. This increase is primarily attributable to an increase in fees from new and existing customers for the provision of new or enhanced services of approximately $528,000 as well as the addition of revenue of approximately $106,000 through a teaming agreement with a U.S. systems integrator to design and develop modifications to the Company's existing product in order to solicit a Federal Aviation Administration ("FAA") contract. These increases were offset by the loss of a number of service bureau customers and a decline in billable communications charges representing an aggregate fee base of approximately $516,000.

Revenue from hardware sales and software licenses decreased 13%, or approximately $6,000, from approximately $50,000 for the nine months ended July 31, 1995 to approximately $44,000 for the nine months ended July 31, 1996. The decrease is the result of payments made against the financed portion of the long term license fee receivable.

COSTS AND EXPENSES

Operating expenses increased approximately 17%, or $219,000, from approximately $1.3 million for the nine months ended July 31, 1995 to approximately $1.5 million for the nine months ended July 31, 1996. This change is primarily attributable to an increase in salaries and benefits of approximately $367,000 from the addition of several senior staff in sales as well as additional research and development staff. Furthermore, an increase in computer maintenance and lease costs of approximately $23,000 and an increase in long distance phone charges of approximately $18,000 added to the overall increase in operating expenses. These increases were offset by a decline in communications costs of approximately $182,000 and a decrease in other operating expenses of approximately $7,000.

Research and development expenditures increased approximately 117%, or approximately $176,000, during the nine months ended July 31, 1996 over the same period in fiscal 1995 as the result of increased activities in the research and development of new products and an increase in manpower required for the FAA project. While the Company still maintains its commitment to utilizing in-house personnel and expertise, the Company has had to retain contract services for
the  delivery  of this  integration  project  (teaming  agreement) due  to   an
aggressive timetable requiring specific skill sets. Approximately $53,000 of the net increase above is due to the inclusion of these contract services.

Selling, general and administrative expenses increased approximately 30%, or $186,000, from approximately $628,000 for the nine months ended July 31, 1995 to approximately $813,000 for the nine months ended July 31, 1996. This increase is primarily attributable to an increase in consulting fees paid to Ray English and Associates Inc. ("RE&A") of approximately $41,000, which incorporate a full nine months as compared to four months in 1995 and an increase of approximately $65,000 in consulting fees due mainly to the Company's entering into a Key


Part I, Item 2.                                                     Page 7 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------

Advisor Agreement with Kenneth M. Snyder, a director of the Company. Furthermore, travel expenses increased approximately $89,000 as a result of the Company's increase in marketing and sales activities targeted at increasing revenues from current customers. These increases, in addition to an increase in other administrative expenses of approximately $52,000, were offset by decreases in professional fees of approximately $62,000 attributed to the Company's Finance and Accounting Department's increased capability to manage the process associated with filing the Company's outstanding regulatory reports.

OTHER INCOME (EXPENSE)

The Company recorded a gain of $2,096 on realized foreign exchange transactions for the nine months ended July 31, 1996. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has submitted a claim to Revenue Canada for scientific research and experimental development investment tax credits of approximately $178,000 in the nine months ended July 31, 1996 compared to approximately $87,000 for the nine months ended July 31, 1995.

EARNINGS OF MINORITY INTERESTS

During the nine months ended July 31, 1996, the remaining minority common shareholder in Support, Innovation Ontario Corporation, an agency of the Ontario provincial government, exercised its option to exchange its 500,000 common shares of Support for 125,000 shares of common stock of Compuflight. Accordingly, the Company now owns all of the outstanding common shares of Support.

NET EARNINGS

The unaudited consolidated financial statements reflect a net loss of approximately $136,000 for the nine months ended July 31, 1996 compared to net earnings of approximately $217,000 for the nine months ended July 31, 1995. The
net  loss is due to a lower than expected increase  in sales coupled with   an
increase in expenses due to higher salaries and costs related to a larger sales force and an increase in product development costs.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash resources of $59,854 for the nine months ended July 31, 1996 compared to a net decrease of $69,873 for the nine months ended July 31, 1995. In addition, at July 31, 1996, the Company had a working capital deficiency of $519,545 as compared to $463,225 as of October 31, 1995.


Part I, Item 2.                                                     Page 8 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------

Cash flows from operations accounted for an increase in cash of $121,830, primarily as a result of the addition of non-cash charges (i.e., depreciation and amortization) as well as a decrease in operating assets and an increase in operating liabilities. Cash flows from investing activities for the nine months ended July 31, 1996 represent a net outflow of $431, primarily due to the purchase of fixed assets offset by repayments on the RE&A note. Cash flows from financing activities for the nine months ended July 31, 1996 represent a net outflow of $180,000, all of which relates to payments to Sandata, Inc. pursuant to that certain promissory note of the Company, dated July 31, 1993, in the approximate principal amount of $676,000.

The Company currently has no significant capital commitments but may, from time to time, consider business combinations with complementary corporations or acquisitions of new technologies or services; it has no present understandings, commitments or agreements with respect to any such combinations or acquisitions.

As of July 31, 1996, the Company's available funds consisted of $38,058 in cash.


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

SECURITIES AND EXCHANGE COMMISSION FILINGS

By letter dated July 30, 1996, the Commission advised the Company that the staff inquiry into the delinquent filings of periodic reports had been terminated and that, at that time, no enforcement action had been recommended to the Commission by the Division of Enforcement. No assurances can be given that the Commission will not ultimately take action with regard to the foregoing.


PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its research and development, marketing and operational activities. During the nine months ended July 31, 1996, Management has expended considerable resources in its efforts to ensure compliance with the regulatory requirements of the Commission, culminating in the Company's filing of this Form 10-QSB on a timely basis. The Company, having established its filing procedures, will now focus the efforts of its Management and staff on fully integrating the U.S.


Part I, Item 2.                                                     Page 9 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------

and Canadian operations, increasing the sales of the Company's products and services and pursuing additional working capital. As part of this effort, Management will also review current costs in order to prepare and present recommendations to the Board of Directors before the end of fiscal 1996.


CASH MANAGEMENT

The Company has completed the first phase of consolidating the cash management functions of Compuflight and Support in an effort to maximize foreign exchange gains, improve internal financing capability and reduce the level of manpower associated with the current cash management process. The second phase of this effort, in which all financial functions will be centralized, is anticipated to be completed prior to October 31, 1996.


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

Subsequent to the June 12, 1996 letter, the Company has initiated negotiations with Harris to present the Company's terms and conditions for joining the Harris REA. The Company is awaiting response from Harris to the written proposal submitted to Harris on September 13, 1996.

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


Part I, Item 2.                                                    Page 10 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(UNAUDITED)
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------

SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX CREDITS

Support has claimed investment tax credits under Revenue Canada's Scientific Research and Experimental Development ("SR&ED") Program ($627,921 U.S. as of July 31, 1996), although it is not anticipated that payment of the refundable credits will occur during the fiscal year ended October 31, 1996. The delay in Revenue Canada's processing of SR&ED claims is due to a large volume of claims filed prior to September 14, 1994. This final filing date established by the Canadian Minister of Finance for any prior year claims created a backlog of several thousand claims and a waiting period of eighteen to twenty four months from the date of submission.


EXTERNAL AND CONTRACT FINANCING

While the plans noted above should result in some short term benefits, the Company will require additional external funding to completely achieve its objectives and intends to seek such from various sources, including the refinancing of the Company's long term license fee receivable. The Company has entered into negotiations with the licensee and anticipates a positive effect on working capital.

MARKETING AND SALES FOCUS

Over the last quarter, Management has positioned the Company well in the niche market of flight operations. Not only was it able to recognize the limitations of its capabilities in terms of its size in the U.S. market, the Company was proactive in finding new markets for expansion of its service bureau and performance engineering lines of business. As a result, the Company will enter the new fiscal year with a diversified revenue base and a plan for aggressive expansion of its presence in the North American market.

No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful (whether due to a lack of required financing or otherwise).



Part I, Item 2.                                                    Page 11 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.
OTHER INFORMATION
NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------




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

Item 5.           OTHER INFORMATION:
                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  (a) Exhibits

                      3(A)  Certificate  of  Incorporation   and  amendments
                            thereto including Certificate of Ownership and Merger (1)

                      3(B)   By-Laws (2)

                      27     Financial Data Schedule

                  (b) Reports on Form 8-K

                      None.











- --------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995 (File No. 0-15362).

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).



Part II                                                            Page 12 of 13

- --------------------------------------------------------------------------------
COMPUFLIGHT, INC.

NINE MONTHS ENDED JULY 31, 1996
- --------------------------------------------------------------------------------





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      COMPUFLIGHT, INC.
                                                      -----------------
                                                         (Registrant)

Date:       September 16, 1996          By:      /s/  Russell K. Thal
       -----------------------------             -------------------------------
                                                      Chairman of the Board

Date:       September 16, 1996          By:     /s/  Duncan Macdonald
       -----------------------------            --------------------------------
                                                    Chief Executive Officer
                                                    and Chief Financial Officer