Form 10KSB
period 1996-10-31
COMPUFLIGHT INC
filed 1997-02-11
CIK 790272

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          October 31, 1996
                          -----------------------------------

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission File Number                     0-15362
                      --------------------------------------------

                               COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      11-2883366
-------------------------------                   -----------------------------
(State or other jurisdiction of                   (I.R.S.Employer Identification
incorporation or organization)                     Number)


99 Seaview Boulevard, Port Washington, NY                   11050
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number,                             516-625-0202
                                    --------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                              Name of each exchange on
                                                          which registered
             None
--------------------------------            ------------------------------------
--------------------------------            ------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year (1996): $ 3,574,589
                                                                     -----------
     The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of December 31, 1996 was $ 332,712.
---------
     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS
     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
     The number of shares outstanding of common stock as of December 31, 1996 was 1,701,980 shares.
                       DOCUMENTS INCORPORATED BY REFERENCE
          Proxy Statement for Annual Meeting of Stockholders (Part III)

                                COMPUFLIGHT, INC.
                         1996 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE

Item 1.  Description of Business.............................................4
Item 2.  Description of Property............................................14
Item 3.  Legal Proceedings..................................................15
Item 4.  Submission of Matters to a Vote of Security Holders................16

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........17
Item 6.  Management's Discussion and Analysis or Plan of Operation..........18
Item 7.  Financial Statements...............................................24
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................25

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act..................26
Item 10. Executive Compensation.............................................28
Item 11. Security Ownership of Certain Beneficial Owners and Management.....29
Item 12. Certain Relationships and Related Transactions.....................30

                                     PART IV

Item 13. Exhibits, List and Reports on Form 8-K

         INDEX TO EXHIBITS..................................................31

         INDEX TO FINANCIAL STATEMENTS (F-1)................................33

         SIGNATURES.........................................................53

                                GLOSSARY OF TERMS


Definitions of certain terms used in this Form 10-KSB are as follows:

Fix
---
The radio beacon which defines the location of an airport or an enroute position in latitude and longitude.

Flight Plan
-----------
Routing, alternate routing, altitude and fuel consumption information provided to aircraft operators, and calculations which are based on, among other things, the aircraft manufacturer's performance data, aircraft specifications, forecasted upper air winds and estimated payload.

IATA
----
International Air Transport Association

ICAO
----
International Civil Aviation Organization

Navigational Data
-----------------
Worldwide navigational flight information data which provides name and location of navigational aids. The data is updated every 28 days and checked against data provider charts every 56 days.

NOTAMs
------
NOTAMs consist of significant notices to airmen and special notices which can affect a pilot's decision to enter and use areas of domestic or international airspace.

Optimum Random Tracks
---------------------
Where permitted by Air Traffic Control ("ATC"), aircraft may fly a route between fixes which has not been previously defined.

Payload
-------
The weight of passenger and cargo carried on the aircraft.

PIREPs
------
Pilot reports denoting flight conditions. PIREPs serve as a source of valuable weather information.

Reclear Option
--------------
Use of a reclear option permits a reduction of Federal Air Regulations ("FAR") 10% fuel reserve requirements on international flights, thereby allowing for increased payload, reduced fuel reserves or both.

RPK
---
Revenue passenger-kilometers. An RPK is defined as one revenue paying passenger transported one kilometer in revenue service. Revenue passenger-kilometers are computed by adding the products of the revenue aircraft kilometers flown on each inter-airport hop multiplied by the number of revenue passengers carried on that hop.

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS

Compuflight, Inc. (the "Company"), directly or indirectly through its wholly-owned Canadian subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing, and supporting computerized flight planning and aircraft performance engineering services for the aviation industry.

During fiscal 1996, the Company's Port Washington facility concentrated its efforts on the development of the COMRAD runway analysis product and the provision of its V1PLUS performance engineering subscription service to its commercial aviation customer base, as more fully described below:

    *The COMRAD product utilizes a portable computer for use in the aircraft cockpit. This product provides the commercial airline customer with runway analysis data previously delivered solely by ground-based runway analysis and weight and balance systems.

    *The V1PLUS Performance Engineering Service is offered to airlines that do not maintain in-house engineering departments or that wish to augment existing capabilities.

Support's facility, based in Waterloo, Ontario, focused its resources on the development, delivery, and support of the Company's flight planning software products and services during fiscal 1996, as more fully described below:

    *A  service  bureau  product   offering   marketed  under  the   COMPASS(TM)
     trade-mark, which provides the flight operations department of commercial and corporate airlines with an easy to use 'single screen' format for the timely dispatching of flights.

    *A service bureau solution for total flight operations management marketed under the FOMS trade-name which, in addition to the functionality of COMPASS(TM), provides the Flight Operations department of carriers with an overall analysis of the flight plan and supplies extensive information on crew, weather, NOTAMs, and other factors impacting decision-making. FOMS also offers the airline client the option of utilizing the system on an in-house basis. This approach provides an airline with the advantage of transitioning from service bureau usage to an in-house capability with minimal impact on staff or operational procedures. The ability to provide this option gives the Company a competitive advantage when marketing its products and services to an airline that is growing in terms of number of aircraft and complexity of route structure (international or transoceanic routings). In addition to system functionality, FOMS, which is a UNIX-based client server software application, offers the client a migration strategy for replacing costly legacy systems built during the 1970s.

The Company's product and service solutions are based on proprietary software developed by the Company.

In seeking to maintain a competitive advantage in the marketplace, the Company also maintains a full-time Research and Development Group at the Waterloo location, which designs and develops new software technology.

The Company's products and services are used by over 50 airline customers worldwide. These customers represent all facets of the aviation industry, including national and international airlines, regional airlines, freight carriers, and corporate aircraft operators. Included in this broad array of industry representation are Delta Airlines, Emery Worldwide, Allied Signal, and American Transair.

The Company was originally incorporated in the State of New York in 1981. In 1987, the Company reincorporated in the State of Delaware. The Company's principal executive offices are located at 99 Seaview Boulevard, Port Washington, New York.

ACQUISITION OF EFFICIENT AVIATION SYSTEMS INC. AND NAVTECH SYSTEMS SUPPORT INC.

On December 1, 1993,  the Company and its former  Chairman  consummated  a Stock
Purchase Agreement, dated as of October 31, 1993, with Ray English and Associates Inc. ("RE&A"), formerly Navtech Systems Consulting Inc., among others. Pursuant to the agreement, the Company issued 1,239,644 shares of the Company's common stock (valued at $0.56 per share) and assumed an $800,000 obligation of RE&A to the Company's former Chairman for all of the outstanding common stock of EAS (a wholly-owned subsidiary of RE&A) and Support (a company controlled by RE&A and its principal shareholders).

Contemporaneously with the Stock Purchase Agreement, the Company's former Chairman and his immediate family sold their 238,872 shares of the Company's common stock to RE&A in exchange for an $800,000 note payable to the Company's former Chairman. In connection with the Company's acquisition of EAS, the Company assumed RE&A's note payable to the Company's former Chairman and, as a result, the former Chairman's indebtedness to the Company was reduced to $804,000. Such indebtedness is payable in equal monthly installments over the ten year period ending October 2003, together with interest at 4 1/2% per annum. Further, the Company entered into a ten year Consulting Agreement with its former Chairman providing for fees payable substantially upon the same terms as the indebtedness repayment.

INDUSTRY BACKGROUND

The commercial airline industry continued to realize positive results throughout 1996, having increased traffic and sales levels over 1995. The principal impetus for this turnaround is the ongoing restructuring that airlines were forced to undertake in 1993 due to a severe recession that lasted from 1990 to 1993. IATA-registered carriers sustained reported cumulative losses of approximately $15.6 billion on international scheduled services in that period. It was not until 1994 that the industry began to experience a gradual increase in fare levels. These fare levels, together with planned restructuring, led most airlines to more efficient operations and increased capacity. In 1995, these factors resulted in record-setting sales revenues for a majority of the major US airlines.

According to IATA, 1996 set new profitability records for the world airline industry, with forecasted net profit for members rising to $5.5 billion, an increase of $300 million over 1995. ICAO, the civil aviation governing body, is forecasting a buoyant outlook for the global airline industry in 1997 with anticipated increases in revenue of 9.7% for the world's airlines, despite their concerns regarding infrastructure charges, taxes, and higher fuel prices.

GEOGRAPHIC TRENDS

Political and economic forces are expected to continue driving consolidation to a point where major airline alliances occur, such as the code share agreement between British Airways and American Airlines. These alliances will face competition from a large number of niche airlines that differentiate themselves by geography or market segmentation. Smaller regional groupings of carriers seeking to protect or expand their share of particular geographical markets or business segments will be forced to compete with these global alliances.

The following table, produced by Boeing Aircraft Corporation's Commercial Airplane Group, forecasts projected international air traffic passenger growth by geographic region for the years 1994-2013:

                     Projected Air Travel Growth 1994 - 2013

-----------------------------------   ------------------------------------------
        Geographic Region                Projected Average Annual Percentage
                                                        Change
-----------------------------------   ------------------------------------------
Asia-Europe                                              7.2%
Intra Asia Pacific                                       6.8%
Trans Pacific                                            6.8%
Intra Latin America                                      5.6%
North and Latin America                                  5.5%
Europe-Latin America                                     4.8%
North Atlantic                                           4.4%
Intra Europe                                             4.4%
Europe-Africa                                            4.3%
North America                                            4.0%
----------------------------------- --------------------------------------------
(Source: Boeing Commercial Airplane Group)

In addition to Boeing's projections, IATA's short term forecast anticipates an annual average growth rate of 6.6% in international scheduled passenger traffic between 1994 and 1998. This trend will result in 437.3 million passengers per year at the end of that period.

NORTH AMERICA

Airlines in the United States enjoyed a year of positive financial results with the 10 major U.S. passenger carriers posting combined operating profits of $5.1 billion, despite only moderate increases in traffic levels. U.S. airline RPKs rose only 4% during 1995, of which domestic travel only increased by about 3%. The increase in operating revenue is indicative of an industry trend toward properly managed costs that increase yields and decrease operational overheads.

The two major carriers in Canada did not experience this same positive traffic growth and increased revenue. Although the U.S./Canadian Open Skies agreement led to significant increases in capacity, traffic growth remained flat. The Canadian carriers are facing significant competition from their American counterparts, and must therefore direct their focus to improving operational efficiency.

In 1996, the provision of air flight services by low-cost regional airlines was viewed as a potential viable alternative to the higher fare full-service airlines. However, this projected market shift did not materialize as a result of the crash of a ValuJet aircraft in the Florida Everglades in the summer of 1996. Consequently, safety concerns dominated the FAA's (Federal Aviation Administration) report determining that the cost savings realized by low-fare carriers were in some part related to the reduction in compliance with respect to air safety regulations. It is anticipated that the potential impact of new safety regulations expected to be introduced by the FAA in 1997 may have an adverse impact on the profitability of low-cost carriers.

EUROPE
Financial results in Europe benefited those airlines that implemented a restructuring approach similar to their U.S. counterparts. This is evident in the contrast between the positive financial results posted by British Airways, KLM, Lufthansa, and SAS relative to the poor results reported by such airlines as Air France, Iberia, Alitalia, Olympic, and TAP-Air Portugal, who are now seeking public funds to finance their operations. If international traffic in Europe continues to grow (growth rate of 7%-9% in 1996), European carriers will be forced to continue forming alliances with North American carriers in order to remain competitive. The trend toward alliances will also result in a reduction in levels of government ownership and subsidies. Though these efforts will allow for some airlines to return to profitability, others will continue to experience severe financial difficulties.

ASIA/PACIFIC
Asia/Pacific is the fastest growing region in the aviation world; however, financial performance is on a decline. Airline members of the Oriental Airlines Association (OAA), are beginning to experience the effects of "maturity" (labor/management relations; air/ground congestion; safety/security issues; etc.) that have afflicted airlines in the United States and Europe. Management skills can no longer provide the assurance of success in the areas of growth or high yield. New economic realities in Japan dictate that consumers, who traditionally paid full fares, are currently looking for bargains.


FLIGHT OPERATIONS SOFTWARE MARKET OUTLOOK

With commercial airlines scrutinizing operating expenditures, including once sacrosanct costs such as travel agency fees, the ability to fly a route faster and burn less fuel without altering aircraft equipment configurations is spurring the industry to focus its efforts in the area of flight operations. According to an extensive study undertaken by Collins, the avionics division of Rockwell International, the U.S. airline industry lost nearly $300 million in 1993 alone due to delays, en route losses, and cruise inefficiencies.

While there are significant savings to be achieved by the major U.S. carriers within domestic flight operations, the most dramatic savings in fuel and flight time are to be realized on international routes. With the shifts in air traffic management, particularly the easing of overflight restrictions in China and the former Soviet republics, international air carriers can literally chart new territory, saving upwards of two hours per flight. This improvement is a result of integrating the international development referred to as FANS (Future Air Navigation System), which provides an air traffic management infrastructure that relies largely on the use of GPS (Global Positioning System) satellite-based navigation, with the carrier's flight operations system.

To address the requirements of FANS, airlines are now seeking new technology solutions to assist in the development of cost effective flight operations, including flight planning, weather management, crew scheduling, runway analysis, and chart management.

Air Transport World, a recognized trade publication in the commercial aviation industry, reported in May 1995 that, based on a study of flight operations software vendors and commercial airline requirements, they expected the flight operations software market to have a growth rate of between 15% and 25% per annum for the remainder of the decade.

PRODUCTS AND SERVICES

The  Company  provides  four  comprehensive   software  and  service  solutions,
COMPASS(TM), FOMS, COMRAD and V1PLUS, for managing the flight operations department of an airline and specifically, in the case of COMPASS(TM) and FOMS, for the creation and filing of a flight plan.

Under FAA regulations, all aircraft operators, whether private, corporate or commercial, are required to file flight plans with air traffic control centers prior to each flight. Flight plans consist of information relating to the planned flight, including routing, alternate routing, altitude and fuel consumption information. The calculations needed to determine this information are based on, among other things, aircraft performance data, forecasted upper air wind data, the route of flight and the take off weight of the aircraft. For safety reasons, government regulations mandate the preparation and filing of basic flight plans. Computerized flight plans provide more accurate and detailed information to enable aircraft operators to determine the optimum payload and routing for maximum fuel conservation and reduction of other related expenses.

COMPASS(TM). The Company's COMPASS(TM) flight planning software, which is provided on a service bureau basis, is designed to improve operational efficiency by providing the flight operations department of a commercial airline with an easy-to-use 'single screen' format for timely dispatching of flights. Further, the system provides commercial and corporate aircraft pilots and dispatchers with information regarding upper air wind variations enroute, revised airway availability, late changes in payload, aircraft performance data and use of a "reclear option" on international flights. The Company's database contains information with respect to more than 4,300 airports, 30,000 routes, 50,000 fixes, 100,000 airway segments, and 190 aircraft types.

The system operates in a user friendly format and has the ability to respond quickly to changing situations so that fuel, flight time, alternate routing, and payload information can be readily modified.

FLIGHT OPERATIONS MANAGEMENT SYSTEM ("FOMS"). FOMS, a flight operations/management system provided on a service bureau basis, is designed to allow dispatchers to perform a large number of tasks simultaneously with ease of use and speed of response. FOMS specifically targets the areas of flight planning, route management, fuel management, winds and weather, NOTAMs, communications, and operations/management reporting. In addition to providing the airline dispatcher with flight planning functionality, FOMS also provides the flight operations department of an airline with an overall analysis of the flight plan by supplying extensive information on crew, weather, NOTAMs, and other factors that impact the decision-making ability of the flight operations department.

FOMS can also be implemented on an in-house basis. As an in-house system, FOMS is marketed to larger airlines that have a need for a system to support high volume flight plan processing and can also be customized to integrate with specific operational requirements, such as reservations, crew scheduling, and operations control.

COMRAD (Compuflight's Runway Analysis Delivery System). Comrad is a Microsoft Windows(TM) based software product that delivers runway analysis data to the flight crew via a portable personal computer. This approach provides the crew with an ability to optimize aircraft performance based on aircraft manufacturer's data, current aircraft configuration, runway data, and current environmental conditions in real time as compared to the previous paper-based manual method of look-up tables. COMRAD also allows the pilot to maximize payload, thereby providing potential economic returns to the airline. During 1997, the Company's software development department is planning to increase the aircraft types currently available in the system and to integrate the information with the FOMS and COMPASS systems.

V1PLUS PERFORMANCE ENGINEERING SERVICE. V1PLUS is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments or that wish to augment their existing in-house database.

The V1PLUS Manual provides the airline customer with customized take-off and landing data specific to various aircraft/engine combinations, flap settings and runways. Commercial pilots are required by law to have in their possession a current runway analysis for each flap setting of their aircraft for each end of each runway for each airport from/to which they depart/land.


CLIENT SUPPORT SERVICES

The Company offers comprehensive software support throughout the United States, Canada, Mexico, Africa, and Europe which is designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new systems functionality and ongoing enhancements, and telephone hot-line support. Due to the significant value of the customer's investment in the licensing of the Company's software, the Company believes that quality support services are a critical component of the customer's satisfaction level.

The Company's Flight Operations Support group is located in its Waterloo, Ontario facility, operating 24 hours per day, 7 days per week. The Support Group is staffed by qualified aviation and systems professionals who provide full operations and technical support to the customer.

The software update and maintenance service consists of periodic releases of new systems functionality and ongoing enhancements to current functionality. These services are provided to customers through an annual agreement.


DESIGN AND PROGRAMMING SERVICES

Design and programming services are provided to customers that require specific custom solutions to their flight operations requirements. Fees are based on time and material usage as determined through customer specifications and quotations. The Company perceives that there is an increased demand in the commercial aviation market for systems integration services which link the Company's software with third party vendors' applications such as Crew Scheduling, Maintenance, Flight Following, and Reservations. The Company also provides consulting services to assist customers in optimizing the use of the product functionality within their flight operations process.

In 1997, the Company will seek to introduce new integration solutions to meet the aviation industry's need to operate with maximum efficiency in the FANS environment.

MARKETING AND SALES

The Company maintained its global marketing strategy throughout 1996, either through its own sales force or through agency agreements. The intended target markets were airlines seeking service bureau options and carriers seeking to internalize their flight operations function by utilizing the Company's software.

Due to resource constraints, the Company continued to focus its primary marketing effort in North America, with additional success being achieved in South and Central American markets. The marketing and sales program, as managed by the Vice-President of Business Development, seeks to present all available product and service options to current and potential customers.

Historically, the Company's marketing and sales program has involved product demonstrations to the flight operations department of a specific airline. In an effort to improve resource efficiency and gain maximum client exposure to its products and services, the Company has introduced a symposium series designed to target North American carriers on a regional basis. This may result in increased expenses which could have an adverse impact on the results of operations.

The Company's resource constraints have also limited its ability to successfully market itself outside the Americas. In order to remain visible in foreign markets, the Company has pursued and obtained agency agreements to distribute COMPASS(TM) and V1PLUS services. These agreements have resulted in an initial penetration of the European and African marketplaces.

Although the full potential of the North American market has yet to be realized, the Company believes that future operational results will depend in part on its ability to increase sales in the international marketplace, specifically Europe, Africa, and Asia/Pacific. The Company's marketing plans therefore include a strategy to supplement its agency agreements with direct marketing efforts, although such a strategy may result in increased expense which could have an adverse effect on the results of operations.

COMPETITION

The applications software market for airline operations management systems is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality, total cost of solution, support infrastructure, underlying technology, product architecture, and the financial stability of the vendor. The Company believes that it competes effectively with respect to these factors, although it may be at a competitive disadvantage against companies with greater financial and marketing resources.

The two primary competitors to the Company's FOMS product in the commercial airline in-house systems market are Jeppesen Sanderson ("Jeppesen") and Sabre Decision Technologies Inc. ("Sabre").

    *Jeppesen, based in Denver, Colorado, is the recognized leader in aviation related charts and maps, as well as computerized flight planning and aviation weather mapping services. Jeppesen also provides an in-depth line of pilot and instructor training courses and videos. It has been a dominant information provider in the aviation industry since the combination of Jeppesen & Company with Sanderson Films in 1974. As a subsidiary of the Times Mirror Corporation, it clearly has organizational and financial resources superior to those of the Company.

    *Sabre acquired the PC-based flight planning  technology  developed by David
     Bornemann & Associates, a leading provider of crew scheduling software solutions to airlines. Sabre is porting the Bornemann technology to UNIX in an effort to address the complex multi-tasking and multi-user requirements of large in-house installations at major air carriers.

The primary competitors for COMPASS(TM) and FOMS in the service bureau marketplace are Jeppesen, EDS Services("EDS"), and SITA.

    *Jeppesen's  service bureau offering,  Dataplan,  was acquired from Lockheed
     Corporation, which had originally designed the system for the United States Air Force. Jeppesen bundles the flight plan services with its other products, such as navigational charts and performance engineering services, and markets it on a price competitive basis.

    *EDS has particular strengths with the integration of its flight planning services with a reservations system originally developed by Continental Airlines.

    *SITA, which has the largest market share in Europe and Africa, provides flight planning services as part of a suite of programs including weather and reservations. The key feature of SITA's systems is its worldwide aviation communications network which provides an advantage over other competitors who, in the developing nations, must utilize SITA or ARINC due to the poor quality of their telecommunications systems. This advantage is quickly eroding due to the advent of low cost, high quality communications alternatives in both Eastern Europe, Russia, and the developing countries in Asia and Africa.

The three competitors listed above have greater financial, technical, and marketing resources than the Company and, as a result, may be able to respond more effectively to changes in customer requirements or to devote greater resources to technological development.

RESEARCH AND DEVELOPMENT

The Company invested significant resources during fiscal 1996 to develop new software functionality and to enhance its existing software. Research and development expenses were $412,524 and $223,224 for the years ending October 31, 1996 and 1995, respectively. See Item 6 hereof.

The Company plans to continue enhancing its existing software products in an effort to respond to the increasing demands of its customers and to improve the ease of use of the software. The Company's 1997 Development Plan includes the creation of a four dimensional flight path computation module, capable of integrating all operating costs and producing a flight path solution that meets a wide range of an airline's mission requirements. The solution will analyze the costs of maintenance, crew staffing needs, fuel requirements, etc., to produce flight plans that achieve a desired or required flying time for the lowest possible operating cost. A major part of creating this capability centers on the incorporation of a Variable Cost Index (VCI) into the profile computation. The VCI Plan technology is a proprietary product developed by Applied Aeronautical Systems Inc. and provided to the Company under a marketing agreement.

In addition to the work undertaken on the integration of VCI Plan, the Company, under contract with Unisys Corporation, implemented an integrated flight planning and graphical situation display during the fourth quarter of 1996. FOMS aircraft position data is interfaced with real time map data from Skyvision(TM) (a proprietary product developed by Unisys Corporation) which is then overlaid with a weather composite picture. This combined system will provide the dispatcher with the ability to visualize the effect of weather on a flight, or to forecast the delays at an airport hours before they occur. With the completion of the initial phase, the Company is now in the process of defining a business relationship with Unisys with respect to further development and marketing of this product.

INTELLECTUAL PROPERTY RIGHTS

The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. The Company has not filed for patents due to the lack of effective patent protection for software. In the past, the Company and Support have licensed certain versions of source code to a limited number of customers for specific uses. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to the Company's. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and increased investment in research and development of new products.

EMPLOYEES

As of December 31, 1996, the Company had a total of 40 employees including 14 in operations and client services, 13 in research and product development, 2 in sales and marketing, and 11 in finance and administration. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good. The Company believes that its success will depend, to a large degree, upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and to retain personnel with flight operations expertise. The Company has experienced intense competition for technical staff thereby encountering difficulties in hiring a sufficient number to meet custom software design and programming order backlog. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service, and support its products and conduct its operations successfully.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company maintains offices in Port Washington, New York; Waterloo, Ontario; and Ottawa, Ontario.

Compuflight leases approximately 2,700 square feet of office space at 99 Seaview Boulevard, Port Washington, New York, for its executive offices and for product marketing and aircraft performance engineering. The monthly rent expense as of December 31, 1996 was $4,160 and increased to $4,326 effective January 1, 1997 1997. The lease terminates on December 31, 1998.

Support leases approximately 9,300 square feet of office space at 175 Columbia Street West, Waterloo, Ontario, which is used for flight operations, software development, customer support, and administration. This lease became effective November 1, 1996 and terminates October 31, 2006. The monthly rent expense, inclusive of common area rent, is approximately $8,900 Canadian. The lease calls for additional increases on each anniversary.

Prior to October 31, 1996, Support leased approximately 4,200 square feet of office space at 550 Parkside Drive, Waterloo, Ontario which was used for flight operations, software development, customer support, and administration. The monthly rent expense, inclusive of common area rent, was $3,352 Canadian. This lease terminated December 14, 1996. The rent for the period of November 1 to December 14 was assumed by the landlord of the new premises.

Support's leased premises in Ottawa, Ontario function as the marketing office for Federal Systems Sales efforts. The space encompasses approximately 1,000 square feet at 50 O'Connor Street, Ottawa, Ontario with a monthly rent expense, inclusive of common area rent, of $1,355 Canadian as of December 31, 1996. The lease is terminable by either party with 60 days notice.

The Company's total rent expense was approximately $94,000 in fiscal 1996. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.   LEGAL PROCEEDINGS


Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1996.

                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  MARKET INFORMATION

The Company's common stock is traded in the over-the-counter market under the symbol "CMFL". The high and low bid prices of the common stock, as furnished by the National Quotation Bureau, Incorporated, are shown for the fiscal periods indicated. Such prices represent prices between dealers, do not include retail markup, markdown or commission and do not represent actual transactions.


Fiscal Year Ended              Bid Price
October 31, 1996           High        Low
------------------        ------      ------
First Quarter              $5/8        $5/8
Second Quarter               1          1/2
Third Quarter               1/2         1/2
Fourth Quarter              1/2         1/2

Fiscal Year Ended
October 31, 1995
-------------------
First Quarter              $1/2        $1/4
Second Quarter              5/8         1/4
Third Quarter               5/8         1/2
Fourth Quarter              5/8         1/2


(b) APPROXIMATE NUMBER OF RECORD HOLDERS

Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of record holders of the Company's common stock at December 31, 1996 was 845.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue represented by certain items in the Company's consolidated statement of earnings for the years indicated:

                                                   Percentage of Total Revenue
                                                       Year ended October 31
                                                        1996           1995
                                                    ---------------------------
Revenue
   Service fees                                          86%            98%
   Hardware, software and license sales                  14              2
                                                    -------------  ------------
     Total revenue                                      100            100
                                                    -------------  ------------

Costs and expenses
   Operating                                             57             63
   Research and development                              12              7
   Selling, general and administrative                   31             28
   Depreciation and amortization                          4              4
                                                    -------------  ------------
     Total operating expenses                           104            102
                                                    -------------  ------------

Loss from operations                                     (4)            (2)
Other income                                              8              7
                                                    -------------  ------------

Net earnings                                              4%             5%
                                                    =============  ============


REVENUE

The Company's revenue is derived from two major sources: (i) service fees derived from the provision of flight planning services, runway analysis services, and ongoing customer support and (ii) sales of hardware and licenses of software. Revenue from license fees is recognized at the later of delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under terms of a license agreement. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized as cash is received. The face value of a long term licensing agreement is discounted to give an effective rate of return of 15% over the life of the contract to cover financing costs. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom software development, communication charges, and aviation database income and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed.

Total revenue increased to approximately $3.6 million in 1996 from approximately $3.2 million in 1995.

GEOGRAPHIC ANALYSIS

                            Total Revenue (in $'000)         % of Total Revenue
--------------------------------------------------------------------------------
                                          For the year ended October 31
                                      1996      1995           1996      1995
                                    --------  --------       --------  --------
United States                       $  2,970  $  2,620          83%       83%
Canada                                   369       371          10%       12%
Other Jurisdictions                      236       174           7%        5%
                                    --------  --------       --------  --------
                                    $  3,575  $  3,165         100%      100%
                                    ========  ========       ========  ========

The Company's products and services are used by airline carriers primarily in the United States and Canada, although its customers are also located in Europe, Mexico, Africa, and South America. In fiscal 1996, the Company derived approximately $3.0 million from sales in the United States as compared to approximately $2.6 million in fiscal 1995. This increase is due primarily to the inclusion of a one-time settlement from Harris Corporation ("Harris") related to a software development contract in a prior year, for which the Company had not previously included any income as the ultimate settlement was not measurable. Sales in Canada accounted for approximately $369,000 in fiscal 1996 as compared to approximately $371,000 in fiscal 1995. This small decline is due primarily to a reduction in Canadian customer billings and customer base. Sales in other jurisdictions amounted to approximately $236,000 in fiscal 1996 as compared to approximately $174,000 in fiscal 1995. This increase is due primarily to the Company's continued efforts to expand its markets.


SERVICE FEES

Revenue from service fees was approximately $3.08 million in 1996 compared with approximately $3.10 million in 1995, a decrease of 1% or approximately $25,000. The decrease in service fees is attributed primarily to declines in ongoing customer billings. The majority of the decline relates to the expiration of a joint software development contract with a large airline customer.

HARDWARE, SOFTWARE, AND LICENSE SALES

Revenue from hardware, software, and license sales increased approximately $435,000, from approximately $62,000 in 1995 to approximately $497,000 in 1996. This increase is primarily attributable to the inclusion of the Harris settlement of $450,000.

COSTS AND EXPENSES

OPERATING EXPENSES

Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in the operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

Operating expenses were approximately $2.05 million in 1996 compared with approximately $2.00 million in 1995, an increase of approximately $48,000, or 2%. This increase is primarily attributable to an increase in salaries and benefits of approximately $245,000 from the addition of several senior staff in sales, as well as additional operations and support staff. Furthermore, an increase in computer maintenance and lease costs of approximately $21,000, an increase in long distance charges of approximately $19,000, and an increase in subcontractor charges of approximately $22,000 added to the overall increase in operating expenses. These increases were offset by a decline in communication costs of approximately $265,000.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's Research and Development activities are undertaken in Canada. Support qualifies for certain Scientific Research and Experimental Development (SR&ED) investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Refundable tax credits have been recorded at a rate of 35% and non-refundable tax credits, which can be used to offset Canadian federal income taxes otherwise payable, will be recognized at 20% when such taxes become payable.

Research and Development expenses increased from approximately $223,000 in 1995 to approximately $413,000 in 1996, representing an increase of approximately $190,000, or 85%. This increase is primarily attributable to increased activities in the research and development of new products. While the Company maintains its commitment to utilizing in-house personnel and expertise, the Company retained contract services for the delivery of two development projects due to aggressive delivery schedules. Approximately $53,000 of the net increase above is due to the inclusion of these contract services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased by approximately $227,000, or 25%, from approximately $900,000 in 1995 to approximately $1.1 million in 1996. This increase can be attributed primarily to increases in bad debt expense of approximately $59,000 and in consulting fees of approximately $55,000 due mainly to the Company's entering into a Key Advisor Agreement with Kenneth M. Snyder, a director of the Company. This Agreement will terminate in September, 1997 unless extended by the Company. Furthermore, travel expenses increased approximately $105,000 as a result of frequent movement of management between the two locations as well as the Company's increase in marketing and sales activities targeted at increasing revenues from current customers. Specific expenses related to a product release introducing COMRAD to the U.S. market resulted in a net increase of approximately $7,000 in marketing and sales expenses. These increases, coupled with an increase in other administrative expenses of approximately $110,000 (including $27,000 in costs related to the first time filing of the Company's regulatory submissions using the Edgar electronic filing system), were offset by a decrease in professional fees of approximately $113,000.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below.

Interest expense decreased approximately $30,000, or 26%, from approximately $117,000 in 1995 to approximately $87,000 in 1996 due to a reduction in balances due to certain creditors and a decline in interest rates over the period.

Scientific research and experimental development investment tax credits increased approximately $131,000, or 82%, from approximately $159,000 in 1995 to approximately $290,000 in 1996. This increase corresponds to the increase in eligible expenditures shown above.

EARNINGS OF MINORITY INTEREST

Earnings of minority interest, for 1995 only, reflect the share of earnings attributable to the 12% minority shareholder of the Company's subsidiary, Support.

During fiscal 1996, the remaining minority shareholder in Support exercised its option to exchange its 500,000 shares of common stock in Support for 125,000 shares of common stock of Compuflight. Accordingly, as of the date of this exchange, the Company became the owner of all of the outstanding common stock of Support.


NET EARNINGS

The financial statements reflect net earnings of $149,666 for fiscal 1996, as compared to $154,207 for fiscal 1995. This represents a decline of $4,541.


LIQUIDITY AND CAPITAL RESOURCES

In 1996, the Company financed a considerable part of its operations through the early payment of a license fee receivable, a modest increase in revenue and effective cost cutting measures that maintained certain expenses at levels similar to 1995. The principal use of these funds has been the retirement of the amount due to Sandata, Inc. ("Sandata"), a former affiliate of the Company, and the financing of the Company's software development activities.

The Company's financial position in 1996 declined somewhat as cash decreased by $60,550. However the deficiency in working capital decreased by approximately $222,355 from $463,003 in 1995 to $240,648 in 1996. The financial position of the Company is expected to improve substantially following the eventual completion of the Revenue Canada audit of the Company's scientific research and experimental development investment tax credit claims, which is scheduled to be performed by the end of March 1997, and the subsequent collection of these amounts.

Cash flows from operations decreased approximately $345,000 to approximately $104,000 in 1996 primarily due to the increase in receivables from Harris of $375,000 at year end, which amount was paid in its entirety after the year end. Cash flows from investing activities amounted to a net outflow of approximately $10,000 as compared to a net outflow of approximately $56,000 in 1995. The change is primarily attributable to decreased purchases of fixed assets. Cash flows from financing activities amounted to a net outflow of approximately $455,000 in 1995, as compared to a net outflow of approximately $155,000 in 1996. This outflow is attributable primarily to the repayment of amounts due to Sandata. As a result of these activities and the resulting effect of foreign currency transactions, the Company recorded a net cash outflow of $60,550 in 1996 as compared to a net cash outflow of $42,039 in 1995.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of October 31, 1996, the Company's available funds consisted of $37,362 in cash.


COMMITMENTS AND CONTINGENCIES

SUPPORT CLASS B SPECIAL SHAREHOLDERS REDEMPTION

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for an aggregate amount of $540,000 Canadian. As at October 31, 1996, no dividends had been paid or declared on these shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

Reference is made to Note I-2 to the Company's consolidated financial statements included herein as Item 7 for a discussion of certain employment and consulting agreements entered into by the Company or Support and certain minimum compensation obligations thereunder.


PLAN OF OPERATION

The Company's liquidity at October 31, 1996 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

TRADE CREDITORS

In the past, the Company has successfully negotiated extended repayment terms with several large trade creditors. Although the Company's objective is to be current with all its creditors, these extensions have ensured the continued viability of the Company. The Company is continuing to actively pursue additional extensions with its creditors.

INCREASE REVENUES FROM EXISTING CUSTOMERS

The Company's products and services are used by more than 50 customers worldwide. The Company is seeking to expand its current customer revenues by providing additional products and services, by licensing additional users and by upgrading customers from its COMPASS(TM) service bureau to its FOMS service bureau offering. To assist in this effort, the Company has reorganized its development group into teams and tasked these teams with the development of new functionality based on customer-based market research.

EXPAND SALES EFFORTS

In 1996, the Company introduced COMRAD to the marketplace and had successfully sold this offering to two airlines prior to October 31, 1996. The Company also realized the need for more representation in the North American market. It is the Company's intention to seek such representation in the near future and to provide for continued effective management of the sales and marketing group.

MANAGEMENT STRUCTURE

The Company, through recruitment, has continued to strengthen the capabilities of the management team. Specifically, the appointment of a Chief Operating Officer during the year (see Item 9 hereof) has resulted in a more cohesive operating plan for the Port Washington and Waterloo offices for 1997.

SUMMARY

Management is committed to implementing and enhancing the above noted plan on an ongoing basis. While these plans have resulted in some immediate benefits, the Company will require additional funding to achieve its objectives and intends to seek such from various sources, including debt or equity offerings when and if such financing is available to the Company. No assurances can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful (whether due to a lack of required financing or otherwise).

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the positions and offices presently held with the Company and Support by each executive officer who is not a Director of the Company, as well as by each significant employee of the Company and Support, and his or her age as of December 31, 1996:


                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
                    ----------------------------------------

                                            Positions and Offices Presently Held
            Name                     Age        With the Company and Support
--------------------------------- --------- ------------------------------------

     Duncan Macdonald                 37       Chief Executive Officer and
                                               Chief Financial Officer

     William Bowra                    36       Chief Operating Officer and
                                               Vice President of Business
                                               Development
================================================================================

                             SIGNIFICANT EMPLOYEES
                             ---------------------
                                            Positions and Offices Presently Held
            Name                      Age      With the Company and Support
---------------------------------- -------- ------------------------------------

     Kahal de Haan                    33        Director of Functional
                                                Architecture for Support

     Robert Dowding                   29        Director of Systems Development
                                                for Support

     Eric Johnson                     54        Vice President Technical of
                                                Support

     Robert Sosnowski                 31        Director of Technical
                                                Architecture for Support

     Michael Taylor                   55        Director of Flight Operations
                                                for Support

     Rainer Vietze                    30        Director of Finance
================================================================================

     DUNCAN MACDONALD has served as Chief Executive Officer of the Company since March 1996 and Chief Financial Officer of the Company since July 1995 (see Item 12 hereof). From July 1994 to July 1995, Mr. Macdonald provided management consulting services to the Company and Support in a non-officer capacity. Since January 1992, Mr. Macdonald has also served as managing partner of Decision Strategies Inc., a management consulting firm based in Ottawa, Ontario.

     WILLIAM BOWRA has served as Vice President of Business Development for Support since March 1996. Furthermore, he has served as Vice President of Business Development and Chief Operating Officer of the Company since October 1996. From 1993 to 1996, Mr. Bowra served as the Regional Sales Manager for AT&T Canada, a Canadian telecommunications service provider. From 1988 to 1993, Mr. Bowra served as a Corporate Account Manager for AT&T/NCR.

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

     ERIC JOHNSON has held the position of Vice President Technical of Support since 1987. From 1982 to 1987, Mr. Johnson owned Hangar Books, a publishing company that specialized in the aviation field. Mr. Johnson also has fifteen years experience as a navigator in the Royal Canadian Air Force.

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

     Certain other information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended October 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended October 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended October 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for hereunder has been omitted pursuant to Paragraph E(3) of the General Instructions inasmuch as the Company intends to file definitive proxy materials containing such information with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended October 31, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

     10(A) Employment Agreement dated as of December 1, 1993 between the Company and Russell K. Thal (4) Amendment #1 thereto dated March 14, 1996 (5), and amendment thereto dated January 8, 1997

     10(B) Incentive Stock Option Plan (3)

     10(C) Non-Qualified Stock Option Plan (2)

     10(D)   Consulting   Agreement   dated  as  of  November  1,  1993  between
Compuflight, Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

     10(E) Promissory Note dated as of November 1, 1993 payable by Bert E. Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000
(1)

     10(F) Letter agreement dated November 1, 1993 between Sandata, Inc. and Compuflight, Inc. (5)

     10(G) Lease  dated  March 31, 1994  between  Seagull  Associates  Inc.  and
Compuflight, Inc., as amended, with respect to Port Washington, New York premises (5)

     10(H) Lease dated October 8, 1996 between Ferdi Investments Company Limited and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises

     10(I) 1995 Key Employees and Advisors Stock Option Plan as amended (5)

     10(J) Consulting and Marketing Agreement dated as of January 1, 1995 between Navtech Systems Support Inc. and Ray English and Associates Inc. (5)

     10(K) Promissory Note dated as of July 15, 1995 payable by Ray English and Associates Inc. in the principal amount of $750,000 (5)

     10(L) Amendment to the Promissory Note payable by Ray English and Associates Inc. in the principal amount of $750,000 dated as of June 12, 1996
(6)

     10(M)  Key  Advisor   Agreement   dated  as  of  October  1,  1995  between
Compuflight, Inc. and Kenneth M. Snyder (5)

     10(N) Amended and Restated Stock Option Agreement dated as of August 9, 1995 between Compuflight, Inc. and Kenneth M. Snyder (5)

     10(O)  Stock  Option   Agreement   dated  as  of  August  9,  1995  between
Compuflight, Inc. and Duncan Macdonald (5)

     10(P) Key Advisor Agreement dated as of June 1, 1996 between Navtech Systems Support Inc. and Duncan Macdonald (6)

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

(6) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.


(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1996.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of  Independent  Certified Public  Accountants                      F-2

Financial  Statements
     Consolidated  Balance Sheet as of October 31, 1996                    F-3

     Consolidated  Statements  of Earnings  for the Years Ended
     October 31, 1996 and 1995                                             F-4

     Consolidated Statement of Shareholders' Equity for
     the Years Ended  October 31, 1996 and 1995                            F-5

     Consolidated  Statements of Cash Flows for the Years Ended
     October 31, 1996 and 1995                                             F-6

     Notes to  Consolidated Financial Statements                     F-7 - F-20

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
   Compuflight, Inc.

We have audited the accompanying consolidated balance sheet of Compuflight, Inc. and Subsidiaries (the "Company") as of October 31, 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compuflight, Inc. and Subsidiaries as of October 31, 1996, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a deficiency in working capital of $240,648. This factor, among others, as described in Note B to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Grant Thornton LLP
GRANT THORNTON LLP


Melville, New York
January 21, 1997

                       Compuflight, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1996


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   37,362
    Accounts receivable, net of allowance for doubtful accounts
      of $72,700                                                       601,075
    License fee receivable                                             108,750
    Prepaid expenses and other                                          22,500
                                                                    ----------
        Total current assets                                           769,687

INVESTMENT TAX CREDITS RECEIVABLE                                      762,331

FIXED ASSETS, NET                                                      253,044

OTHER ASSETS                                                            29,836
                                                                    ----------

                                                                    $1,814,898
                                                                    ----------
                                                                    ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable and accrued liabilities                       $  765,162
     Deferred salaries                                                   8,155
     Due to related parties - current portion                          237,018
                                                                    ----------
                                                                     1,010,335

 DUE TO RELATED PARTIES                                                 39,750

 MINORITY INTERESTS                                                    258,790

 COMMITMENTS

 SHAREHOLDERS' EQUITY
     Common stock, par value $.001 per share; authorized
       2,500,000 shares; issued and outstanding,
       1,701,980 shares                                                  1,702
     Additional paid-in capital                                      1,545,745
     Notes receivable - former chairmen                               (962,508)
     Cumulative foreign exchange adjustment                             65,159
     Accumulated deficit                                              (144,075)
                                                                    ----------
                                                                       506,023
                                                                    ----------
                                                                    $1,814,898
                                                                    ----------
                                                                    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       Compuflight, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended October 31,

                                                  1996                  1995
                                               -----------           ----------

Revenue
    Service fees                               $3,078,084            $3,102,667
    Hardware, software and license sales          496,505                62,101
                                               ----------            ----------

                                                3,574,589             3,164,768
                                               ----------            ----------

Costs and expenses
    Operating                                   2,048,957             2,001,449
    Research and development                      412,524               223,224
    Selling, general and administrative         1,123,920               896,759
    Depreciation and amortization                 133,072               132,874
                                               ----------            ----------

                                                3,718,473             3,254,306
                                               ----------            ----------

         Operating loss                          (143,884)              (89,538)

Other income (expense)
    Interest income                                59,825                42,983
    Interest expense - related parties            (40,351)              (75,858)
    Interest expense - other                      (46,587)              (41,520)
    Realized foreign exchange loss                   (645)              (20,919)
    Scientific research and experimental
     development credits                          290,347               159,395
    Waiver of deferred salaries                     5,499               174,759
    Other                                          25,462                13,140
                                               ----------            ----------

Earnings before minority interests                149,666               162,442

Earnings of minority interests                                           (8,235)
                                               ----------            ----------
         NET EARNINGS                          $  149,666            $  154,207
                                               ==========            ==========

Net earnings per share                              $0.09                 $0.10
                                                     ====                  ====

Weighted average number of common shares
outstanding                                     1,691,563             1,576,980
                                                =========             =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Compuflight, Inc. and Subsidiaries


                        STATEMENT OF SHAREHOLDERS' EQUITY

                      Years ended October 31, 1996 and 1995




                                                                                Notes        Cumulative
                                                               Additional    receivable -      foreign
                                          Common stock          paid -in       former        translation    Accumulated
                                        Shares      Amount       capital       chairmen       adjustment      deficit       Total
                                      ----------   ---------   -----------   ------------    -----------   -------------  ---------

Balance at November 1, 1994            1,576,980   $   1,577   $ 1,444,308   $ (1,149,780)   $    37,528   $    (447,948) $(114,315)

Amortization of notes receivable -
   former chairman                                                                 68,136                                    68,136
Repayments from RE&A - net                                                         31,111                                    31,111
Foreign translation adjustment                                                                    16,506                     16,506
Net earnings                                                                                                     154,207    154,207
                                       ---------   ---------   -----------   ------------    -----------   -------------  ---------

Balance at October 31, 1995            1,576,980       1,577     1,444,308     (1,050,533)        54,034        (293,741)   155,645

Issuance of common stock                 125,000         125       101,437                                                  101,562
Amortization of notes receivable -
   former chairman                                                                 71,266                                    71,266
Repayments from RE&A - net                                                         16,759                                    16,759
Foreign translation adjustment                                                                   11,125                      11,125
Net earnings                                                                                                     149,666    149,666
                                     -----------   ---------   -----------   -----------    -----------    -------------  ---------

Balance at October 31, 1996            1,701,980   $   1,702   $ 1,545,745   $  (962,508)   $    65,159   $  (144,075)   $  506,023
                                     ===========   =========   ===========   ===========    ===========   ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,


                                                                                       1996             1995
                                                                                 ------------     ------------

Cash flows from operating activities
   Net earnings                                                                  $    149,666        $ 154,207
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                                  133,072          132,874
       Provision for uncollectible accounts                                            68,685            9,892
       Minority interests                                                                                8,235
       Consulting fees, net                                                            71,266           68,136
       (Increase) decrease in operating assets
         Accounts receivable                                                         (266,390)         (54,047)
         Scientific research and experimental development credits                    (290,559)        (160,106)
         License fees receivable                                                      235,110          296,727
         Prepaid expenses and other                                                     3,247             (607)
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                                       5,763          271,140
         Deferred salaries                                                             (5,499)        (174,759)
         Due to related parties                                                                       (102,815)
                                                                                    ---------        ---------

         Net cash provided by operating activities                                    104,361          448,877
                                                                                    ---------        ---------

Cash flows from investing activities
   Purchase of fixed assets                                                           (27,247)         (87,284)
   Payments from RE&A                                                                  16,759           31,111
                                                                                    ---------        ---------

         Net cash used in investing activities                                        (10,488)         (56,173)
                                                                                    ---------        ---------

Cash flows from financing activities
   Payment of notes - former affiliate                                               (197,337)        (240,000)
   Payment of demand loan                                                                             (203,789)
   Proceeds from notes                                                                 44,753           17,578
   Payment of notes                                                                    (2,943)         (29,063)
                                                                                    ---------        ---------

         Net cash used in financing activities                                       (155,527)        (455,274)
                                                                                    ---------        ---------

Effect of foreign translations on cash                                                 (1,104)          20,531
                                                                                    ---------        ---------


         NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (60,550)         (42,039)

Cash and cash equivalents at beginning of year                                         97,912          139,951
                                                                                    ---------        ---------

Cash and cash equivalents at end of year                                            $  37,362        $  97,912
                                                                                    =========        =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                       Compuflight, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1996 and 1995



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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     1.  BASIS OF PRESENTATION

          The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1996, the Company has a deficiency in working capital of $240,648 and has incurred losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.



         The Company and its senior management group have focused on three specific areas to address both the strategic direction required and the daily operational issues to position the Company for profitability. First, the Company has continued to increase its marketing endeavours to obtain new customers and will be introducing a number of complementary products to address marketplace demands. Secondly, the Company has been building an effective management structure. Thirdly, the Company has continued its pursuit of financing. The Company's operation is dependent upon its ability to obtain new customers, to maintain profitable levels of service, and to maintain existing financial arrangements or obtain new financing. However, no assurances can be given that the Company will be able to obtain additional financing or that the above plans will enable the Company to continue in existence.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE B (continued)

     2.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Compuflight and its 100%-owned subsidiaries, Support and EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component of stockholder's equity.

     3.  FIXED ASSETS

         Fixed assets are recorded at cost. Depreciation is provided using the straight-line and declining balance methods over the estimated useful lives of the related assets.

     4.  GOODWILL

          Goodwill is recorded at cost and is included as a component of other assets. Amortization is computed on the straight-line method over ten years.

     5.  SOFTWARE COSTS

         The Company capitalizes expenditures incurred for the development of existing software which has already reached technological feasibility and expenses all other costs. Amortization is computed by the straight-line method over the estimated useful life of the software.

     6.  MINORITY INTERESTS

         Effective November 24, 1995, the Company issued 125,000 shares of its common stock in exchange for 500,000 shares of Support, which represented the common shares of Support held by the one remaining common shareholder of Support, Innovation Ontario Corporation, a provincial government agency, and, accordingly, the Company now owns 100% of the outstanding common shares of Support. The excess of the fair market value of the Company's common stock on the date of the exchange ($101,563) over the Company's minority interest ($78,411) has been recorded as goodwill (included in other assets) in the accompanying consolidated balance sheet.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE B (continued)

         Minority interests at October 31, 1996 consist of 3,600 shares of Class B, nonvoting shares of Support. Such shares, issued for $358,200 Canadian ($258,790 U.S. at October 31, 1996), are entitled to noncumulative dividends of $8 per share and are redeemable at the option of the Company for $540,000 Canadian ($405,000 U.S.). To date, no dividends have been declared or paid with respect to such shares.

     7.  USE OF ESTIMATES

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

     8.  INCOME TAXES

         Deferred income taxes are recognized for the tax consequences of temporary differences by employing enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance has been established to offset the deferred tax assets as it is more likely than not that such deferred tax assets will not be realized.

     9.  NET EARNINGS PER SHARE

         Net earnings per share of common stock are based upon the weighted average number of shares outstanding during each year. Common stock equivalents consist of additional shares that would be outstanding assuming the exercise of dilutive outstanding stock options and stock warrants. No common stock equivalents were included in the earnings per share calculation during fiscal 1996 and 1995 as their inclusion would not be materially dilutive.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE B (continued)

    10.  REVENUE RECOGNITION

         Revenue from license fees is recognized at the later of delivery of software master copy or, if applicable, fulfillment of all other significant obligations under terms of license agreements. The Company has no significant expenditures relating either to warranties or post-contract customer support bundled with the initial sale of the license and, therefore, no provision is included in the consolidated financial statements. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received (see Note J). Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom programming, communication and database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

    11.  CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest of approximately $47,600 for the year ended October 31, 1996 and approximately $69,300 for the year ended October 31, 1995.

    12.  ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

          Statement of Financial Accounting Standards No.123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," is required to be implemented in fiscal 1997 and introduces a choice in the method of accounting used for employee stock-based compensation. Entities may use the "intrinsic value" method currently based on Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" or the new "fair value" method contained in SFAS No.123. The Company intends to implement SFAS No. 123 in fiscal 1997 by continuing to account for employee stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair-value-based method had been applied and disclosed in the notes to the consolidated financial statements. The Company will apply the provisions of SFAS No. 123 in accounting for stock options issued to nonemployees.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE C - LICENSE FEE RECEIVABLE

     The Company has entered into license agreements granting end user licensees a nonexclusive perpetual right to use the Company's flight-planning software. Historically, the Company has offered its licensees extended payment terms. In those instances, the related license fees have been discounted to reflect financing costs of 15% per annum. Revenue from such agreements is recorded upon the later of the delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under the contract. For agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. The license fee receivable at October 31, 1996 is due from one licensee.


NOTE D - INVESTMENT TAX CREDITS RECEIVABLE

     The Company has filed claims for Canadian investment tax credits aggregating $762,331 for fiscal years ended October 31, 1992 through October 31, 1996. These scientific research and experimental development investment tax credits are available to certain entities located in Canada for qualified scientific research expenditures. The rate of credit for qualified research and development expenditures varies according to the status of the company and, in certain instances, the company's taxable income for the prior year.

     In order for a company to receive their refunds, the claims must undergo both a financial audit and a scientific audit by Revenue Canada, the Canadian taxing authority. Due to administrative delays by Revenue Canada, the scientific research and experimental development investment tax credits audit process has been slowed. As a result, all claims made by the Company remain outstanding. The Company's claims filed for fiscal 1996 must undergo both a financial and a scientific audit. A financial audit of all other claims filed by the Company has been completed. These other claims remain subject to the scientific audit, which is expected to be completed during March 1997. The actual amount and ultimate collection of these investment tax credits is dependent upon the results of the Revenue Canada audit process and, accordingly, actual collections may be materially different from the amounts provided for by the Company.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:
                                                   Useful
                                                    life                1996
                                                 ----------          ----------

        Computer software                        5-10 years          $ 411,319
        Computer equipment                       5-10 years            307,408
        Furniture and fixtures                   5-20 years             26,218
        Leasehold improvements                      5 years              9,778
                                                                     ---------

                                                                       754,723
        Less accumulated depreciation and amortization
                                                                       501,679

                                                                     $ 253,044
                                                                     =========




     Amortization expense for capitalized software totaled approximately $75,000 and $85,000 in 1996 and 1995, respectively. Accumulated amortization approximated $299,000 and $224,000 at October 31, 1996 and 1995,
     respectively.


NOTE F - TRANSACTIONS WITH RELATED PARTIES

     NOTES RECEIVABLE - FORMER CHAIRMEN

     1. The Company's former Chairman's (through December 1, 1993) total indebtedness (the "Note") to the Company of $804,000 as of November 1, 1993 is payable in equal monthly installments over a ten-year period together with interest at 4-1/2% per annum. Further, the Company entered into a ten-year consulting agreement, as of November 1, 1993, with the former Chairman providing for fees payable substantially upon the same terms of the indebtedness repayment. As the balance of the Note will be recovered by the Company through the utilization of the former Chairman's consulting services, the Note has been presented as a separate component of shareholders' equity.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE F (continued)

     2. In 1993, Support charged its parent company, Ray English & Associates ("RE&A"), a management and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. RE&A is owned by a former chairman of the Company (for the period from December 1, 1993 through October 31,
          1994) who resigned from that position on October 31, 1994. Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence certain obligations to Support as of such date. The RE&A Note is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually.

         Further, pursuant to a consulting and marketing agreement between RE&A and Support, RE&A will provide software marketing services to the Company. Support shall have the right to offset $3,500 Canadian per month ($2,625 U.S. at October 31, 1996) against compensation otherwise payable to RE&A thereunder as a payment of amounts due under the RE&A Note. The consulting and marketing agreement also provides for finder's fees and commissions of 2% and 10%, respectively, for the introduction of potential clients and for the licensing of software. The Company has the right to apply 10% to 25%, as defined, of the finder's fees and commissions against amounts outstanding on the RE&A Note.

         Concurrent with the signing of the RE&A Note, RE&A also transferred all of its common stock of the Company to a Voting Trust ("Trust") under the sole administration of Dorothy A. English. Mrs. English is an Executive Vice President of the Company and the spouse of Raymond F. English, chairman and chief financial officer of RE&A. RE&A may recover its stock from the Trust upon the full payment of the RE&A Note and all accrued interest. Furthermore, while the RE&A Note remains outstanding, all dividends, if any, accruing to RE&A's common stock held in the Trust will be applied against the balance owing on the RE&A Note.

         The Company has provided for an allowance of $300,000 Canadian as of October 31, 1996 ($225,000 U.S. as of October 31, 1996) to reflect management's estimate of the amount ultimately collectible from RE&A. Such estimate is based principally on the estimated net worth of RE&A, which, in turn, is substantially based upon the estimated fair value of the common shares of the Company beneficially owned by RE&A.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE F (continued)

          Since the amount due from RE&A is in all likelihood recoverable only from amounts payable by the Company to RE&A or from the proceeds derived from RE&A's sale of the Company's common stock, the amount due from RE&A, net of allowance, has been classified as a separate component of shareholders' equity.


     DUE TO RELATED PARTIES

         Due to related parties at October 31, 1996 consists of the following:

             Accounts payable - former affiliate               $   26,002
             Support shareholder demand loans (i)                  55,829
             Accrued interest (i)                                  59,158
             Loans payable - related parties (ii)                  90,000
             Note payable - related party (iii)                    45,779
                                                                  -------
                                                               $  276,768
                                                                  =======

          (i) Support shareholder demand loans bear interest at 15% per annum. Interest in the amount of $59,158 is in arrears and is included in accrued interest.

          (ii) Loans payable - related parties includes a chattel mortgage on specific computer equipment in the amount of $120,000 Canadian
          ($90,000 U.S. at October 31, 1996) due to a company owned by the brother of a shareholder of the Company. The mortgage is due May 10, 1997 and bears interest at 15% per annum payable monthly.


          (iii) Note payable - related party consists of a note payable to a company related to a director of the Company.


     WAIVER OF DEFERRED SALARIES

     During fiscal 1996 and 1995, certain employees waived salaries accrued in prior years, and, accordingly, the Company has presented the effect of such waivers as a component of other income in the accompanying consolidated statements of earnings.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE G - INCOME TAXES

     The Company's fiscal 1996 and 1995 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:
                                                  1996                    1995
                                                --------                -------

        Statutory U.S. Federal tax rate           34.0%                   34.0%
        Utilization of NOL carryforward          (34.0)                  (34.0)
                                                -------                 -------
                                                   -  %                    -  %
                                                =======                 =======

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1996 are summarized as follows:

        Deferred tax assets
            Net operating loss carryforwards                     $ 306,000
            Deferred salaries                                        6,000
            Allowance for doubtful accounts                        127,000
            Fixed assets                                            16,000
                                                                  --------

                 Total deferred tax assets                         455,000
                                                                  --------

        Deferred tax liabilities
            License fees receivable                             $  (48,000)
            Scientific research and experimental development
               credits, net                                       (260,000)
                                                                  --------
                 Total deferred tax liabilities                   (308,000)
                                                                  --------
                 Net deferred tax assets                        $  147,000
                                                                 =========

        Valuation allowance                                     $ (147,000)
                                                                 =========

          During fiscal 1996, the Company increased its valuation allowance by $23,000 principally due to the recognition of additional U.S. net operating loss carryforwards.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE G (continued)

     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $1,309,000 at October 31, 1996, which expire through 2010. However, due to the change in the Company's ownership, utilization of the Company's net operating loss carryforwards is limited, pursuant to Internal Revenue Code Section 382, to an annual amount of approximately $13,000. Therefore, of the $1,309,000 in net operating loss carryforwards, the Company will only be able to utilize approximately $349,000 of these net operating loss carryforwards to offset future taxable income. Further, for Canadian tax purposes, the Company has available net operating loss carryforwards and scientific research and experimental development credits of $631,000 Canadian ($470,000 U.S.) and $77,000 Canadian ($57,226 U.S.), respectively, expiring through 2000 and 2004, respectively. The Company has established a valuation allowance with respect to its net deferred tax assets, as it cannot presently assess the utilization of such deferred tax assets as more likely than not.


NOTE H - STOCK OPTIONS

     The Company has adopted an incentive stock option plan which, as amended, reserved 125,000 unissued shares of common stock for the plan. The plan requires that all options be granted at exercise prices not less than the fair market value of the stock on the date of grant. In September 1987, the Company adopted a nonqualified stock option plan which reserved 62,500 unissued shares of common stock for the plan. The Company's subsidiary, Support, has outstanding options to purchase 300,000 shares of its common stock at exercise prices ranging from $.20 to $.50 Canadian per share.

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which was subject to shareholder approval within a one-year period from its adoption by the Board of Directors. As no such approval was obtained, the 1995 Plan, and the options previously granted thereunder, have been terminated.

     Further, in 1995, the Company adopted the 1995 Key Advisor Stock Option Plan (the "1995 Advisor Plan"), which provides for the granting to key employees and advisors of the Company of nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock. Under the terms of the plan, the options, which expire no later than ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE H (continued)

     Summary information with respect to the stock option plans follows:



                                       Range of       Outstanding   Outstanding
                                       exercise         options       options
      Balance at November 1, 1994       prices          granted     exercisable
                                     -------------    -----------   -----------
      Granted                        $1.00 - $3.24       78,377         77,627
      Became exercisable
                                      0.625           1,150,000
                                      0.625 -  3.24                    350,250
                                                      ---------        -------

      Balance at October 31, 1995     0.625 -  3.24   1,228,377        427,877

      Terminated                      0.625            (600,000)
      Granted                         0.625              25,000
      Became exercisable              0.625 -  3.24                    225,250
                                                      ---------        -------

      Balance at October 31, 1996     0.625 -  3.24     653,377        653,127
                                                      =========        =======


NOTE I - COMMITMENTS

     1.   OPERATING LEASE COMMITMENTS

          The Company leases equipment and office space pursuant to various lease agreements which expire through fiscal 1999. The annual rent of office space consists of minimum rent, real estate taxes, maintenance and other expenses. The Company also leases certain computer equipment from a company controlled by the spouse of an Officer and Director of the Company pursuant to an agreement which expires in fiscal 1998.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE I (continued)

     Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1996 are summarized as follows:

                                                     Related
                        Office                        party
                        space       Equipment       equipment         Total
                      --------      ---------       ---------       ---------

            1997      $ 77,866      $ 32,332        $ 41,005        $ 151,203
            1998        99,131        28,611          28,215          155,957
            1999        61,480        23,532                           85,012
            2000        59,479        14,349                           73,828
            2001        66,476         1,073                           67,549
                       -------       -------         -------          -------

                      $364,432      $ 99,897        $ 69,220        $ 533,549
                       =======       =======         =======          =======


     Rental costs for fiscal 1996 and 1995 were $162,468 and $173,543, respectively. Rental cost incurred in 1996 and 1995 in connection with the equipment lease with the related party was $11,448 and $32,485, respectively.


     2.   EMPLOYMENT AND CONSULTING CONTRACTS

          The Company has entered into employment and consulting agreements with its chairman, chief executive officer, former chairmen and a director of the Company, which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from September 1997 through March 31, 2004. Further, the employment agreement with the Company's chairman, as amended, provides for the obtaining of an annuity and/or insurance policy under which 60 consecutive monthly payments of $10,000 would be payable upon termination of his employment and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE I (continued)

     Approximate aggregate minimum compensation obligations under all agreements at October 31, 1996 are summarized as follows:

                Year                                          Amount

                1997                                       $   416,500
                1998                                           313,300
                1999                                           231,500
                2000                                           219,000
                2001                                           136,500
                Thereafter                                     290,000
                                                             ---------
                                                            $1,606,800
                                                             =========

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS AND BUSINESS CONCENTRATIONS

     The carrying amounts of cash, accounts receivable, and investment tax credits receivable are estimated to approximate their fair values. The Company believes that it is not practicable to estimate the fair value of its liabilities due to its current financial condition.

     During fiscal 1996, the Company settled a contract claim against a former customer for additional work performed by the Company through fiscal 1993. Under the terms of the final settlement, the Company received $450,000, of which $375,000 is included in accounts receivable at October 31, 1996, and has included the settlement proceeds as a component of hardware, software and license sales revenue for the fiscal year ended October 31, 1996.

     In fiscal 1996, three customers, including the former customer discussed above, accounted for 13%, 11% and 10%, respectively, of the Company's consolidated revenues, and, in 1995, two customers accounted for 15% and 14%, respectively, of the Company's consolidated revenues.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1996 and 1995



NOTE J (continued)

     The Company has a significant concentration in credit risk with respect to its license fee receivable, in that the remaining unpaid fee receivable is due from a single customer in the commercial air transportation business. Generally, the Company does not obtain other collateral in addition to its software license.


NOTE K - INDUSTRY SEGMENT INFORMATION AND GEOGRAPHIC AREA OPERATIONS

     The Company operates in one business segment, providing computerized flight planning services and software to commercial airlines and corporate aircraft users in the aviation industry.

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1996 and 1995 is as follows:

                                                      1996               1995
                                                   ----------         ---------

        Net sales
            United States                       $  2,970,308        $ 2,620,421
            Canada                                   368,743            370,766
            Other                                    235,538            173,581
                                                   ---------          ---------

                Total net sales                 $  3,574,589        $ 3,164,768
                                                   =========          =========

        Operating profit (loss)
            United States                       $    178,834        $    91,461
            Canada                                  (322,718)          (180,999)
                                                   ---------          ---------

                Total operating profit (loss)   $   (143,884)       $   (89,538)
                                                   =========          =========

        Identifiable assets
            United States                       $  1,570,299        $ 1,261,846
            Canada                                 1,095,580          1,186,761
            Eliminations                            (850,981)          (749,568)
                                                   ---------          ---------

                Total identifiable assets       $  1,814,898        $ 1,699,039
                                                   =========          =========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 1997                     COMPUFLIGHT, INC.


                                                    By: /s/ RUSSELL K. THAL
                                                    -----------------------
                                                    Russell K. Thal, Chairman
                                                    of the Board of Directors


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                 CAPACITY                            DATE

                               Chairman of the Board
                               of Directors, Executive
                               Vice President and
/s/ Russell K. Thal            Director                        February 11, 1997
--------------------------
Russell K. Thal

                               Chief Executive Officer
                               and Chief Financial
                               Officer (Principal
                               Executive Officer and
                               Principal Financial
/s/ Duncan Macdonald           Officer)                        February 11, 1997
--------------------------
Duncan Macdonald

                               Executive Vice President
/s/ Dorothy A. English         and Director                    February 11, 1997
--------------------------
Dorothy A. English


/s/ Denis L. Metherell         Secretary and Director          February 11, 1997
--------------------------
Denis L. Metherell


/s/ Kenneth M. Snyder          Director                        February 11, 1997
--------------------------
Kenneth M. Snyder


                               Director of Finance
                               (Principal Accounting
/s/ Rainer Vietze              Officer)                        February 11, 1997
--------------------------
Rainer Vietze