Form 10KSB/A
period 1996-10-31
COMPUFLIGHT INC
filed 1997-02-28
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           October 31, 1996
                          -----------------------------------

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________

Commission File Number                                  0-15362
--------------------------------------------------------------------------------
                                 COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

           Delaware                                         11-2883366
-------------------------------               ----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)


     99 Seaview Boulevard, Port Washington, NY           11050
---------------------------------------------------------------------
     (Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number,               516-625-0202
                           ------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:


         Title of each class                     Name of each exchange on
                None                                  which registered
-------------------------------------    ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --- ---
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year (1996):$ 3,574,589
                                                                    -----------
     The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of December 31, 1996 was $ 332,712.
---------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the positions and offices presently held with the Company and Support by each present Director and executive officer, as well as by each significant employee of the Company and Support, and his or her age as of December 31, 1996:

  Executive Officers and Directors
==================================== ------- ===================================
                                               Positions and Offices Presently
          Name                         Age     Held With the Company and Support
------------------------------------ ------- -----------------------------------
Russell K. Thal                         62     Chairman of the Board, Executive
                                               Vice President and Director
------------------------------------ ------- -----------------------------------
Duncan Macdonald                        37     Chief Executive Officer and Chief
                                               Financial Officer
------------------------------------ ------- -----------------------------------
William Bowra                           36     Chief Operating Officer and Vice
                                               President of Business Development
------------------------------------ ------- -----------------------------------
Dorothy A. English                      54     Executive Vice President and
                                               Director of the Company and
                                               Managing Director of Support
------------------------------------ ------- -----------------------------------
Denis L. Metherell                      64     Secretary and Director
------------------------------------ ------- -----------------------------------
Kenneth M. Snyder                       50     Director
==================================== ------- ===================================

  Significant Employees
==================================== ------- ===================================
                                              Positions and offices Presently
          Name                         Age    Held with the Company and Support
==================================== ------- ===================================
Kahal de Haan                           33    Director of Functional
                                              Architecture for Support
------------------------------------ ------- ===================================
Robert Dowding                          29    Director of Systems Development
                                              for Support
------------------------------------ ------- ===================================
Eric Johnson                            54    Vice President Technical
                                              of Support
------------------------------------ ------- ===================================
Robert Sosnowski                        31    Director of Technical Architecture
                                              for Support
------------------------------------ ------- ===================================
Michael Taylor                          55    Director of Flight Operations
                                              for Support
------------------------------------ ------- ===================================
Rainer Vietze                           30    Director of Finance
==================================== ======= ===================================

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

     Dorothy A. English has served as Executive Vice President of the Company since July 1995 and a Director of the Company since February 1994. Mrs. English also served as the Company's Chief Operating Officer from December 1993 to July 1994 and Chief Executive Officer from July 1994 to July 1995. She co-founded the Company's wholly-owned subsidiary, Navtech Systems Support Inc. ("Support"), and has served as its Managing Director since March 1996, its Treasurer since February 1992 and a Director since 1987. Mrs. English also served as Vice President and Secretary of Support from 1987 to February 1992, President from February 1992 to October 1993 as well as from October 1995 to March 1996, and Chief Operating Officer from February 1992 to October 1993.

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

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1996, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

ITEM 10.      EXECUTIVE COMPENSATION

    (a)  Summary Compensation Table

     The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1996 who had a total salary and bonus for such year in excess of $100,000 as well as all persons who served as Chief Executive Officer of the Company during the fiscal year ended October 31, 1996.



 =========================================================================================================

                   Annual Compensation                               Long-Term Compensation
----------------------------------------------------------------------------------------------------------
                                                                   Awards           Payouts

                                                                        Common
Name and                                                   Restricted    Stock
Principal                                    Other Annual    Stock     Underlying    LTIP     All Other
Position     Year    Salary     Bonus        Compensation   Award(s)    Options     Payouts  Compensation
-----------  ----    ------     -----        ------------  ----------  ----------   -------  ------------
Duncan
Macdonald,   1996     -0-        -0-         $106,359(1)       -0-         -0-      -0-         -0-
Chief        1995     -0-        -0-         $ 95,316(1)       -0-       200,000    -0-         -0-
Executive    1994     -0-        -0-         $ 16,864(1)       -0-         -0-      -0-         -0-
Officer

----------------------------------------------------------------------------------------------------------

Russell K    1996   $135,863     -0-         $ 14,800(2)(3)    -0-         -0-     -0-          -0-
Thal,        1995   $128,808     -0-         $ 14,800(2)(3)    -0-         -0-     -0-          -0-
Chairman     1994   $125,000     -0-         $ 14,800(2)(3)    -0-        65,000   -0-          -0-

==========================================================================================================

(1) Represents amounts paid as an independent advisor to the Company. See Item 12 hereof.
(2) Includes $12,000 paid by the Company as an automobile allowance.
(3) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.

    (b)      Option Grants Table

     The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 1996 to the persons named in Item 10(a) hereof:


================================================================================
                    Shares of       Percent of
                   Common Stock   Total Options
                    Underlying      Granted to     Exercise
                     Options       Employees in     Price/      Expiration
     Name            Granted        Fiscal Year     Share         Date
--------------------------------------------------------------------------------
Duncan Macdonald       -0-             -0-           N/A           N/A
--------------------------------------------------------------------------------
Russell K. Thal        -0-             -0-           N/A           N/A
================================================================================

         (c)  Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value as of October 31, 1996 of unexercised options held by the persons named in Item 10(a) hereof:

================================================================================
                       Number of Unexercised             Value of Unexercised
                            Options at                   In-the-Money Options
                         October 31, 1996                 at October 31, 1996
--------------------------------------------------------------------------------
     Name            Exercisable/Unexercisable        Exercisable/Unexercisable
--------------------------------------------------------------------------------
Duncan Macdonald            200,000/-0-                       -0-/-0-
--------------------------------------------------------------------------------
Russell K. Thal              75,938/-0-                       -0-/-0-
================================================================================

No options were exercised by any of the named persons during the fiscal year ended October 31, 1996.

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


    (e) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     See Item 12 hereof for a discussion of a certain Key Advisor Agreement between Support and Mr. Macdonald.

     Mr. Thal is employed by the Company pursuant to an employment agreement, as amended, (the "Employment Agreement") which expires on March 31, 1999 (the "Expiration Date") and provides for a minimum annual salary of $125,000 effective December 1, 1993, with annual cost of living increases. Pursuant to the Employment Agreement, as amended, subject to the terms and conditions thereof, the Company has agreed to acquire an annuity and/or universal life insurance policy which will provide for the following: (i) Mr. Thal being the beneficiary thereof; (ii) provided that Mr. Thal does not voluntarily terminate his employment with the Company prior to the Expiration Date, following the cessation of Mr. Thal's employment with the Company, the payment to him of an aggregate of $600,000, payable in 60 equal monthly installments of $10,000 each and (iii) a death benefit covering Mr. Thal's death through the fifth anniversary of the Expiration Date, which face amount shall decrease to the extent of any monthly benefits paid pursuant to (ii) above. In addition, pursuant to the Employment Agreement, in the event of Mr. Thal's death during the employment period, his estate would be entitled to receive payments equal to three months salary. Further, under certain circumstances, Mr. Thal may be entitled to receive two years severance payments upon the termination of his employment.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The total number of shares of Common Shares outstanding as of December 31, 1996 was 1,701,980. The Common Shares are the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding Common Shares beneficially owned as of December 31, 1996 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) each present Director, (iii) each person named in the Summary Compensation Table above, and (iv) all of the Company's present executive officers and Directors as a group:

================================================================================
                                                               Approximate
  Name  and Address of           Number of Shares             Percentage of
    Beneficial Owner            Beneficially Owned          Outstanding Shares
=========================== ---------------------------- =======================
Dorothy A. English               1,007,766(1)(2)                  59.2%
175 Columbia Street West
Waterloo, Ontario,
Canada
=========================== ---------------------------- =======================
Raymond F. English                 918,766(1)(2)                  51.0%
22 West McKay Crescent                    (3)(4)
Cochrane, Alberta,
Canada
=========================== ---------------------------- =======================
Ray English and                    802,766(2)(3)                  47.2%
 Associates Inc.
17 Cardinal Street
Elmira, Ontario,
Canada
=========================== ---------------------------- =======================
Kenneth M. Snyder                  350,000(5)                     17.1%
207 Pittman Place
Carson City, Nevada
=========================== ---------------------------- =======================
Duncan Macdonald                   200,000(5)                     10.5%
50 O'Connor
Ottawa, Ontario,
Canada
=========================== ---------------------------- =======================
Innovation Ontario                 125,000                         7.3%
 Corporation
56 Wellesley Street West
Toronto, Ontario, Canada
=========================== ---------------------------- =======================
Russell K. Thal                     93,813(6)                      5.3%
99 Seaview Boulevard
Port Washington, NY
=========================== ---------------------------- =======================
Denis L. Metherell                   3,000                          *
175 Columbia Street West
Waterloo, Ontario,
Canada
=========================== ---------------------------- =======================
All executive officers and       1,654,579(1)(5)                  71.1%
Directors as a group                      (6)
(6 persons)
================================================================================

*    Less than 1%

(1) Represents 802,766 shares beneficially owned by Raymond English and Associates, Inc. ("RE&A") and 205,000 shares beneficially owned by Ms. English. All such shares are held by Ms. English as voting trustee pursuant to a Voting Trust Agreement which expires on the date Note (as defined and described under "Certain Relationships and Related Transactions") payable by RE&A to Support is satisfied in full and canceled. Does not include 16,000 shares beneficially owned by Raymond F. English, Ms. English's husband. Ms. English disclaims beneficial interest in such shares.
(2)  Such persons may be deemed parents of the Company.
(3) Includes 802,766 shares beneficially owned by RE&A, of which, the Company has been advised, Mr. English is the Chairman, Chief Executive Officer and sole stockholder. Such shares are held pursuant to a Voting Trust Agreement as discussed in footnote (1) hereof.
(4) Includes 100,000 shares issuable upon exercise of currently exercisable options.
(5) Represents shares issuable upon exercise of options that are currently exercisable.
(6) Includes 75,938 shares issuable pursuant to currently exercisable options and 312 shares owned by Mr. Thal's wife. This shall not be deemed an admission that Mr. Thal is the beneficial owner of the shares owned by his wife.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.   AVCON Associates Inc. ("AVCON")

     AVCON, an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director, leased certain computer equipment to Support. Effective January 31, 1996, the leases were terminated. On October 31, 1996, the Company executed and delivered to AVCON a promissory note in the principal amount of $53,000 Canadian (the "AVCON Note") to evidence amounts due under the terminated lease agreements and outstanding as of such date. The AVCON Note is payable on June 1, 1999 or sooner and provides for payments as follow:

     (i)  interest of $795 Canadian only from December 1996 to August 1998; and,

     (ii) interest and principal of $5,747 Canadian from September 1998 until June 1999.

     Subsequent to the fiscal year end, the Company entered into two new lease agreements for certain computer equipment which call for varying payments until August 1998. The Company believes that the lease payments, which will commence December 1996 at $3,265 Canadian per month, are no higher than would be payable to a nonaffiliated third party.


2.   Ray English and Associates Inc. ("RE&A")

     In 1993, prior to the acquisition discussed in Item 1 hereof, RE&A engaged Support to provide certain management and marketing services in connection with the management of the military and air traffic control ("ATC") versions of Support's FOMS software. During such year and prior thereto, Support also advanced funds to RE&A in order to assist RE&A in meeting its obligations. RE&A is wholly owned by Raymond F. English, a former Chairman of the Company, who resigned from such position on October 31, 1994 (see Item 11 hereof).

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

     (ii) 20% of the next $10,000 Canadian of commissions and finder's fees earned during a contract year; and

     (iii)25% of any earned commissions or finder's fees exceeding $20,000 Canadian in a contract year.

     The   Consulting   Agreement  is   terminable   by  Support  under  certain
circumstances.


3.   Kenneth Snyder

     Effective as of October 1, 1995, the Company entered into a one year Key Advisor Agreement (the "Snyder Key Advisor Agreement") with Kenneth Snyder pursuant to which Mr. Snyder has been retained to provide certain consulting, advisory and corporate finance services. Subsequent to the year end, Mr. Snyder exercised his right under the Snyder Key Advisor Agreement to extend the expiration date for a period of six months. The Company shall have the right to extend the term of the Snyder Key Advisor Agreement further for a period of six months. Pursuant to the Snyder Key Advisor Agreement, Mr. Snyder is entitled to receive a base monthly fee of $11,000 as well as, under certain circumstances, certain finders fees with respect to equity and/or debt financings (such fee, with respect to any particular transaction, to equal the lesser of 5% of the financing proceeds or $75,000 Canadian). During the fiscal year, Mr. Snyder requested, and was granted, a six month unpaid sabbatical from his duties, and accordingly, all notification and expiration dates were adjusted by six months.

4.   Duncan Macdonald

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

Dated:  February 28, 1997                   COMPUFLIGHT, INC.

                                            By: /s/ Duncan Macdonald
                                                --------------------
                                                Duncan Macdonald,
                                                Chief Executive Officer