Form 10QSB
period 1997-01-31
COMPUFLIGHT INC
filed 1997-03-24
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       January 31, 1997
--------------------------------------------------------------------------------

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                       to
                              ----------------------    ------------------------
Commission File Number              0-15362
                      ----------------------------------------------------------
                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     11-2883366
------------------------------------           ---------------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                       Identification No.)

     99 Seaview Drive, Port Washington, NY                  11050
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip code)

Issuer's telephone number                      516-625-0202
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
                                        Yes   X         No
                                           --------       --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                        Yes            No
                                           --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of March 15, 1997 was 1,701,980 shares.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------

                                    I N D E X


                                                                            Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited)
          as of January 31, 1997 .............................................3

          Consolidated Statements of Earnings (Unaudited) for the Three Months
          Ended January 31, 1997 and January 31, 1996 ........................4

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the
          Three Months Ended January 31, 1997 and January 31, 1996 ...........5

          Notes to Condensed Consolidated Financial Statements ...............6

Item 2.   Management's Discussion and Analysis
          or Plan of Operation ...............................................7

PART II.  OTHER INFORMATION .................................................10

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
Item 1:  Financial Statements
--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                    January 31,
                                                                           1997
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
      Cash and equivalents                                      $        42,141
      Accounts receivable, net of allowance for doubtful
       accounts of $73,374                                              374,847
      Prepaid expenses and other                                         10,596
                                                                   ------------
         Total current assets                                           427,584

INVESTMENT TAX CREDITS RECEIVABLE                                       805,234

FIXED ASSETS, NET                                                       484,121

OTHER ASSETS                                                             29,257
                                                                   ------------
                                                                $     1,746,196
                                                                   ============
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                  $       731,861
      Deferred salaries                                                   8,072
      Deferred lease inducements - current portion                       16,140
      Due to related parties - current portion                          219,504
                                                                   ------------
         Total current liabilities                                      975,577

DUE TO RELATED PARTIES                                                   39,345

DEFERRED LEASE INDUCEMENTS                                              131,703

MINORITY INTERESTS                                                      265,913

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Capital stock, par value $.001 per share; authorized
       2,500,000 shares; issued and outstanding 1,701,980
       shares                                                             1,702
      Additional paid-in capital                                      1,545,745
      Notes receivable - former Chairmen                               (930,892)
      Cumulative foreign translation adjustment                          52,269
      Accumulated deficit                                              (335,166)
                                                                   ------------
                                                                        333,658

                                                                $     1,746,196
                                                                   ============

       See notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
For The Three Months Ended January 31,                1997                 1996
--------------------------------------------------------------------------------

Revenue
      Service fees                          $      672,681       $      837,112
      Hardware, software and license sales               -               16,709
                                             -------------         ------------
                                                   672,681              853,821
                                             -------------         ------------

Costs and Expenses                                 505,756              491,910
      Operating                                     68,333               98,441
      Research and development                     237,125              255,926
      Selling, general and administrative           39,280               32,918
      Depreciation and amortization           ------------         ------------
                                                   850,494              879,195

         Operating Loss                           (177,813)             (25,374)

Other income (expense)
      Interest income                               15,217               15,333
      Interest expense - related parties           (10,698)              (7,947)
      Interest expense - other                      (4,848)             (16,643)
      Office relocation expenses                   (60,954)
      Realized foreign exchange loss                (2,516)              (3,580)
      Scientific research and experimental
       development credits                          50,521               53,026
      Other                                              -                2,701
                                              ------------         ------------

          NET (LOSS) EARNINGS               $     (191,091)      $       17,516
                                              ============         ============

--------------------------------------------------------------------------------

Net (loss) earnings per share               $        (0.11)      $         0.01
                                              ============         ============

Weighted Average Number of Common Shares
 Outstanding                                     1,701,980            1,660,313
                                              ============         ============


       See notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)
For The Three Months Ended January 31,                       1997          1996
--------------------------------------------------------------------------------

Cash flows from operating activities
   Net (loss) earnings                                  $  (191,091) $   17,516
   Adjustments to reconcile net earnings
    to net cash provided by operating activities
       Depreciation and amortization                         39,280      32,918
       Provision for uncollectible accounts                     770
       Consulting fees, net                                  18,322      17,516
       Decrease (increase) in operating assets-net          293,336     (40,580)
       Increase (decrease) in operating liabilities-net     119,336      (6,726)
                                                         ----------   ---------
         Net cash provided by operating activities          279,953      20,644
                                                         ----------   ---------

Cash flows from investing activities
      Purchase of fixed assets                             (270,123)    (14,475)
      Payments from (advances to) RE&A                        9,570       2,740
                                                         ----------   ---------
         Net cash used in investing activities             (260,553)    (11,735)
                                                         ----------   ---------
Cash flows from financing activities
      Payment of notes - former affiliate                         -     (60,000)
      Payment of notes                                      (15,325)
                                                         ----------   ---------
         Net cash used in financing activities              (15,325)    (60,000)
                                                         ----------   ---------

Effect of foreign translations on cash                          704      (2,720)
                                                         ----------   ---------

                           NET INCREASE (DECREASE) IN
                              CASH AND EQUIVALENTS            4,779     (53,811)


Cash and equivalents at beginning of year                    37,362      97,912
                                                         ----------   ---------

Cash and equivalents at end of period                   $    42,141  $   44,101
                                                         ==========   =========


       See notes to unaudited condensed consolidated financial statements.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended January 31, 1997
--------------------------------------------------------------------------------

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

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of January 31, 1997, and the consolidated statements of earnings and cash flows for the three months ended January 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997, and for all periods presented, have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996. Results of operations for the three months ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Revenue

Revenue from service fees was approximately $673,000 in the three months ended January 31, 1997 compared with approximately $837,000 for the three months ended January 31, 1996, a decrease of 20%, or approximately $164,000. This decrease is primarily due to the expiration of a joint software development contract with a large airline customer in June 1996, resulting in a decline of approximately $100,000. Furthermore, revenue for the three months ended January 31, 1996 included approximately $49,000 from a teaming arrangement with a U.S. systems integrator which was completed in 1996. Also, approximately $24,000 in revenue was lost due to the bankruptcies of two airline customers. A portion of this lost revenue was offset by the addition of several new customers.

Revenue  from  hardware  sales  and  software   licenses   decreased   100%,  or
approximately $17,000. During the fourth quarter of 1996, the remaining long term license fee receivable was converted to a fixed term receivable, and the resulting monthly financing charges were eliminated.

Costs and expenses

Operating expenses increased approximately 3% or $14,000 from approximately $492,000 for the three months ended January 31, 1996 to approximately $506,000 for the three months ended January 31, 1997. This change is primarily attributable to an increase in salaries and benefits of approximately $3,000, an increase in communications costs of approximately $3,000, an increase in rent of approximately $16,000 and a net decrease in other operating expenses of approximately $8,000.

Net research and development expenditures decreased approximately 31%, or approximately $30,000, during the three months ended January 31, 1997 over the same period in fiscal 1996 as the result of disruptions during the transfer of the Company's communication and computer networks to the new location.

Selling, general and administrative expenses decreased approximately 7%, or $19,000, from approximately $256,000 for the three months ended January 31, 1996 to approximately $237,000 for the three months ended January 31, 1997. This decrease is primarily attributable to decreases in consulting fees of approximately $17,000, travel costs of approximately $3,000, and a net increase in other expenses of approximately $1,000.

Other income (expense)

The Company recorded a loss of $3,000 on realized foreign exchange transactions for the three months ended January 31, 1997 which is similar to the loss recorded for the same period in 1996. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and experimental development credits of approximately $51,000 in the three months ended January 31, 1997 as compared

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------
to approximately $53,000 for the three months ended January 31, 1996. The decrease is due primarily to a decrease in research and development expenditures as noted above.

The Company has segregated office relocation expenses related to the move of its operations and administrative centre to larger premises in Waterloo, Ontario, Canada. These costs include, among other items, the cost of managing both the construction phase and the successful transfer of the Company's communication and computer networks.

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $181,000 for the three months ended January 31, 1997 as compared to net earnings of approximately $18,000 for the three months ended January 31, 1996. The change is due to the decline in revenues and the one time cost of the office relocation and is offset by a decline in total costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net increase in cash resources of $4,779 for the three months ended January 31, 1997 compared to a net decrease of $53,811 for the three months ended January 31, 1996. In addition, at January 31, 1997, the Company had a working capital deficiency of $538,293 as compared to $240,648 as of October 31, 1996.

Cash flows from operations accounted for an increase in cash of $279,953, primarily as a result of the collection of the large receivable due from Harris Corporation and the deferral of lease inducements over the term of the new lease and offset by the net loss during the quarter. Cash flows from investing activities for the three months ended January 31, 1997 represent a net outflow of $260,553, primarily due to the purchase of fixed assets. Cash flows from financing activities for the three months ended January 31, 1997 represent a net outflow of $15,325, all of which relates to payments on existing notes and related accrued interest.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.

As of January 31, 1997, the Company's available funds consisted of $42,141 in cash.

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

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------
PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its research and development, marketing, and operational activities. Management recently undertook an appraisal of its operations, new product strategies, and customer delivery capabilities in an effort to address this working capital deficiency. This in-depth appraisal resulted in a decision to refocus the Company's marketing and operations resources on its service bureau solution for customers in the North American commercial aviation sector.

To achieve this objective, the Company launched a development effort dedicated to providing customer support services by offering custom enhancements, integration services, and communication systems upgrades. Through this Technical Operations Support Group, Management believes that it can increase profitability by growing revenues from its current customer base which can also be leveraged into new sales opportunities.

In addition to refocusing the Company's product strategy, a number of other initiatives are underway with results expected during the second and third quarters. The most significant of these is the effort to realize the refundable investment tax credits from scientific research and development efforts under the Revenue Canada SR&ED program. Due to delays on the part of Revenue Canada, it is anticipated that the scientific audit of the Company's claims will be undertaken during the latter half of the quarter ended April 30, 1997.

Management is preparing a restructuring plan for presentation to the Board of Directors during the second quarter which further consolidates its Port Washington and Waterloo facilities. It is anticipated that this effort will result in decreased costs and increased profitability for the Company.

No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------



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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Three Months Ended January 31, 1997
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    COMPUFLIGHT, INC.
                                       -----------------------------------------
                                                      (Registrant)

Date:       March 24, 1997             By:  /s/  Russell K. Thal
     -------------------------------        ------------------------------------
                                                 Chairman of the Board

Date:       March 24, 1997             By:  /s/  Duncan Macdonald
     -------------------------------        ------------------------------------
                                                 Chief Executive Officer
                                                 and Chief Financial Officer