Form 10QSB
period 1997-04-30
COMPUFLIGHT INC
filed 1997-06-20
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         April 30, 1997
--------------------------------------------------------------------------------

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                        to
                              -----------------------    -----------------------
Commission File Number                 0-15362
--------------------------------------------------------------------------------
                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                         11-2883366
 --------------------------------                 ------------------------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No.)

       99 Seaview Drive, Port Washington, NY                 11050
--------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip code)

Issuer's telephone number                      516-625-0202
--------------------------------------------------------------------------------


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
                                        Yes   X        No
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
                                        Yes               No
                                           -------          -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of May 31, 1997 was 1,701,980 shares.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Six Months Ended April 30, 1997
--------------------------------------------------------------------------------



                                    I N D E X



                                                                            Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of April 30, 1997...........3

          Consolidated Statements of Earnings for the Six and Three Months
          Ended April 30, 1997 and April 30, 1996.............................4

          Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended April 30, 1997 and April 30, 1996.............................5

          Notes to Condensed Consolidated Financial Statements................6

Item 2.   Management's Discussion and Analysis or
          Plan of Operation...................................................7

PART II.  OTHER INFORMATION..................................................13

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                       April 30,
                                                                           1997
--------------------------------------------------------------------------------



                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for
      doubtful accounts of $73,232                              $       378,939
      Prepaid expenses and other                                         40,960
                                                                   ------------
         Total current assets                                           419,899

INVESTMENT TAX CREDITS RECEIVABLE                                       835,690

FIXED ASSETS, NET                                                       446,754

OTHER ASSETS                                                             28,678
                                                                   ------------

                                                                $     1,731,021
                                                                   ============

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank indebtedness                                         $        73,170
      Accounts payable and accrued liabilities                          804,901
      Deferred salaries                                                   7,779
      Note payable                                                       12,000
      Deferred lease inducements - current portion                       15,555
      Due to related parties - current portion                          205,924
                                                                   ------------
         Total current liabilities                                    1,119,329

DUE TO RELATED PARTIES                                                   37,918

DEFERRED LEASE INDUCEMENTS                                              132,217

MINORITY INTERESTS                                                      256,306

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Capital stock, par value $.001 per share; authorized
      2,500,000 shares; issued and outstanding 1,701,980
      shares                                                              1,702
      Additional paid-in capital                                      1,545,745
      Notes receivable - former Chairmen                               (893,564)
      Cumulative foreign translation adjustment                          36,466
      Accumulated deficit                                              (505,098)
                                                                   ------------
                                                                        185,251
                                                                   ------------

                                                                $     1,731,021
                                                                   ============


     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 3 of 12


------------------------------------------------------------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
                                                    Six Months Ended                   Three Months Ended
                                                        April 30,                           April 30,
                                                   1997            1996               1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                           $  1,317,895    $  1,669,052         $   672,214   $    831,940
      Hardware, software and license sales         40,700          27,368              13,700         10,659
                                                ---------       ---------           ---------      ---------
                                                1,358,595       1,696,420             685,914        842,599
                                                ---------       ---------           ---------      ---------

Costs and Expenses
      Operating                                 1,021,665       1,019,187             510,236        522,055
      Research and development                    150,305         219,068              81,972        120,627
      Selling, general and administrative         446,803         472,557             215,351        221,853
      Depreciation and amortization                81,312          66,089              42,032         33,171
                                                ---------       ---------           ---------      ---------
                                                1,700,085       1,776,901             849,591        897,706
                                                ---------       ---------           ---------      ---------

         Operating (loss)                        (341,490)        (80,481)           (163,677)       (55,107)

Other income (expense)
      Interest income                              29,064          30,897              13,847         15,564
      Interest expense - related parties          (24,117)        (21,265)            (13,419)       (13,318)
      Interest expense - other                    (26,644)        (25,935)            (21,796)        (9,292)
      Office relocation expenses                  (63,463)              -              (2,509)             -
      Realized foreign exchange (loss) gain        (2,804)          6,759                (288)        10,339
      Restructuring costs                         (42,741)              -             (42,741)             -
      Scientific research and development
         credits                                  111,172         118,077              60,651         65,051
      Other                                             -           2,707                   -              6
                                                 --------       ---------           ---------      ---------

         NET (LOSS) EARNINGS                 $   (361,023)   $     30,759         $  (169,932)  $     13,243
                                                =========       =========           =========      =========

-----------------------------------------------------------------------------------------------------------------------------

Net (loss) earnings per share                $      (0.21)   $       0.02         $     (0.10)  $       0.01
                                                =========       =========           =========       ========

Weighted Average Number of Common
      Shares Outstanding                        1,701,980       1,681,147           1,701,980      1,701,980
                                                =========       =========           =========      =========


     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 4 of 12



------------------------------------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)
For The Six Months Ended April 30,                                   1997                 1996
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
      Net (loss) earnings                                     $       (361,023)     $        30,759
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
              Depreciation and amortization                             81,312               66,089
              Consulting fees, net                                      36,851               35,232
              Decrease (increase) in operating assets - net            191,741              (61,442)
              Increase in operating liabilities - net                  224,814                4,726
                                                                  ------------         ------------
                  Net cash provided by operating activities            173,695               75,364
                                                                  ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                        (286,585)             (22,608)
      Repayments from RE&A                                              15,790               10,210
                                                                  ------------         ------------
                  Net cash used in investing activities               (270,795)             (12,398)
                                                                  ------------         ------------

Cash flows from financing activities
      Payment of notes - former affiliate                                    -             (100,000)
      Payment of loans                                                 (22,639)                   -
                                                                  ------------         ------------
                  Net cash used in financing activities                (22,639)            (100,000)
                                                                  ------------         ------------

Effect of foreign translations on cash                                   9,217               (5,486)
                                                                  ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                (110,522)             (42,520)

Cash and equivalents at beginning of year                               37,352               97,912
                                                                  ------------         ------------

(Bank indebtedness)cash and equivalents at end of period      $        (73,170)     $        55,392
                                                                  ============         ============


     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 5 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------

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

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of April 30, 1997, and the consolidated statements of earnings for the three and six months ended April 30, 1997 and 1996, and the condensed consolidated statements of cash flow for the six months ended April 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996. Results of operations for the six months ended April 30, 1997 are not necessarily indicative of the operating results for the full year.




Part I, Item 1.                                                     Page 6 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenue

Revenue from service fees was approximately $1.3 million in the six months ended April 30, 1997 compared with approximately $1.7 million for the six months ended April 30, 1996, a decrease of 21%, or approximately $350,000. This decrease is primarily attributable to the expiration of a joint software development contract with a large airline customer in June 1996, resulting in a decline of approximately $170,000. Furthermore, revenue for the six months ended April 30, 1996 included approximately $106,000 from a teaming arrangement with a U.S. systems integrator which was completed in 1996. Also, approximately $49,000 was lost due to the bankruptcies of two airline customers and approximately $156,000 was attributable to the loss of two larger service bureau customers. Increases were realized from revenues from a contract with the United States Postal Service totaling approximately $81,000 as well as an increase in billings of approximately $50,000 from existing customers.

Revenue from hardware, software and license sales increased approximately 49%, or approximately $14,000, from approximately $27,000 for the six months ended April 30, 1996 to approximately $41,000 for the six months ended April 30, 1997. Revenue for fiscal 1997 and fiscal 1996 was obtained through the sale of a performance engineering system and the sale of a license to use the Company's flight planning software, respectively. During the third quarter of 1997, the airline customer that purchased the performance engineering system committed to an enhancement of the current system to be delivered prior to the end of fiscal 1997 for a fee of approximately $40,000.

Costs and expenses

Operating expenses increased approximately 0.02%, or $2,000, from approximately $1,019,000 for the six months ended April 30, 1996 to approximately $1,021,000 for the six months ended April 30, 1997. This change is primarily attributable to an increase in communication costs of approximately $23,000, an increase in rent expense of approximately $29,000 and an increase in subcontracting expense of approximately $28,000. These increases were offset by a decrease in salaries and benefits of approximately $55,000, a decrease in telephone costs of approximately $15,000, a decrease in equipment rental and lease charges of approximately $3,000, and a net decrease in other operating expenses of approximately $5,000.

Research and development expenditures decreased approximately 31%, or approximately $69,000, during the six months ended April 30, 1997 over the same period in fiscal 1996 as the result of the Company entering an analysis and design phase of new product development.

Selling, general and administrative expenses decreased approximately 5%, or approximately $26,000, from approximately $473,000 for the six months ended April 30, 1996 to approximately $447,000 for the six months ended April 30, 1997. This decrease is primarily attributable to a decrease in consulting expense of approximately $3,000 and a decrease in travel costs of approximately $36,000. These decreases were offset by an increase in copier expense of approximately $8,000 and a charge of $15,000 associated with the bankruptcy of a former airline customer.


Part I, Item 2.                                                     Page 7 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------

Other income (expense)

The Company recorded a loss of approximately $3,000 on realized foreign exchange transactions for the six months ended April 30, 1997. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and experimental development credits of approximately $111,000 in the six months ended April 30, 1997 compared to approximately $118,000 for the six months ended April 30, 1996. The decrease is due primarily to a decrease in research and development expenditures as noted above, all of which are eligible for the credit.

The Company has segregated office relocation expenses related to the move of its operations and administrative center to larger premises in Waterloo, Ontario, Canada. These costs include, among other items, the cost of contract management for the construction phase and the successful transfer of the Company's communication and computer networks.

The Company has also segregated costs related to its restructuring plan which commenced in February 1997. See "Restructuring of the Company's Operations" below.

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $361,000 for the six months ended April 30, 1997 compared to net earnings of approximately $31,000 for the six months ended April 30, 1996. The change is due to the decline in revenues and the costs of both the office relocation and the restructuring effort and is offset by a decline in total costs and expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash resources of $110,522 for the six months ended April 30, 1997 compared to a net decrease of $42,520 for the six months ended April 30, 1996. In addition, at April 30, 1997, the Company had a working capital deficiency of $699,430 as compared to $240,648 as of October 31, 1996.

Cash flows from operations accounted for an increase in cash of $173,695, primarily as a result of the collection of the large receivable due from Harris Corporation and the deferral of lease inducements over the term of the new lease and is offset by the net loss during the quarter. Cash flows from investing activities for the six months ended April 30, 1997 represent a net outflow of $270,795, primarily due to the purchase of fixed assets. Cash flows from financing activities for the six months ended April 30, 1997 represent a net outflow of $22,639, all of which relates to payments on existing notes and related accrued interest.

The Company currently has no significant capital commitments but may, from time to time, consider acquisitions of complementary businesses, products or technologies; it has no present understandings, commitments or agreements with respect to any such acquisitions.


Part I, Item 2.                                                     Page 8 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------

As of April 30, 1997, the Company's bank indebtedness consisted of $73,170.

See "Plan of Operation-Financing Initiatives" for a discussion of certain lending arrangements entered into by the Company.


COMMITMENTS AND CONTINGENCIES

Employment Agreement

The employment agreement with the Company's current Chairman, Russell K. Thal, as amended, provides for the obtaining of an annuity and/or insurance policy on or before November 1, 1997 under which 60 consecutive monthly payments of $10,000 would be payable upon termination of his employment and $600,000 would be payable upon his death through March 31, 2004 (which amount decreases to the extent of the $10,000 payments).


PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its research and development, marketing and operational activities. Management has undertaken several initiatives to both alleviate the working capital deficiency and return the Company to profitability as more fully described below.

Marketing and Operations Focus

Management undertook an appraisal of its operations, new product strategies and customer delivery capabilities in the first quarter of fiscal 1997 in an effort to address the working capital deficiency. As a result, the 1997 Operational Plan focuses the Company's marketing and operations resources on its service bureau solution for customers in the North American commercial aviation sector.

The first stage of the plan is the delivery of custom enhancements, integration services and communication systems upgrades by the newly formed Technical Operations Group. Management believes that it can increase profitability by growing revenues from its current customer base which can also be leveraged into new sales opportunities.

Scientific Research and Experimental Development Investment Tax Credits

The Company is currently working on providing initial responses to the Revenue Canada technical auditor assigned to the Company's SR&ED claim, and it is anticipated that the scientific audit of the Company's claims will be undertaken during the latter half of the quarter ended July 31, 1997.

Restructuring of the Company's Operations

Management has prepared and initiated the implementation of a restructuring plan which consolidates the operations of its Port Washington and Waterloo facilities. During the month of May 1997, the Company successfully integrated its Performance Engineering services into its Waterloo operations


Part I, Item 2.                                                     Page 9 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------

center. It is anticipated that COMRAD development, currently performed in the Port Washington facility, will shift to the Waterloo development team by the end of the third quarter of 1997. As a result, staff levels in Port Washington will be significantly reduced.

The Company has also successfully merged its accounting and administrative group in the Waterloo office resulting in a further anticipated reduction in operating expense.

During the quarter ended April 30, 1997, the Company incurred approximately $43,000 in costs associated with this restructuring. The majority of these costs relate to contract work being undertaken to restructure the operations in Port Washington.

As this restructuring does not represent an exit from an activity, but rather a move of activities, current accounting pronouncements preclude the Company from recording the entire financial impact associated with this plan as a single restructuring charge in the second quarter. While the Company has not yet determined the full effect of its plan for future quarters, it is anticipated that termination benefits with respect to the downsizing of the Port Washington facility will not exceed approximately $30,000. Further costs will include expenditures related to the movement of required assets and the cost of staff and consultants used in this restructuring. In return, the Company sees the major benefit of this restructuring to be the freeing up of both capital and working capital associated with the Port Washington facility.

Financing Initiatives

In March 1997, the Company's subsidiary, Support, obtained a line of credit from its Canadian bank in the amount of $115,000 Canadian (approximately $82,000 US as of April 30, 1997). The line of credit provides for interest at the rate of prime plus 1.25% per annum (6% at April 30, 1997) and is secured by a specific security interest in the receivables of Support, as well as a security interest in a 30 day term deposit in the amount of $50,000. This term deposit has been netted against bank indebtedness for presentation purposes. As of April 30, 1997, Support has drawn down the full amount of this line of credit.

In June  1997,  Support  obtained  a four year term  loan of  $230,520  Canadian
(approximately $162,000 US as of April 30, 1997) from such bank. The loan provides for interest at the rate of prime plus 1.75% per annum (6.5% at April 30, 1997) and is repayable in monthly principal installments of approximately $5,000 Canadian plus interest with principal payments commencing in September 1997. Repayment of the loan is secured by a general security interest in all the assets of Support.

The Company is continuing discussions to secure additional financing in the second half of 1997.


No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful.

Part I, Item 2.                                                    Page 10 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES
Other Information
Six Months Ended April 30, 1997
--------------------------------------------------------------------------------



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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

Part II                                                            Page 11 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC. and SUBSIDIARIES

Six Months Ended April 30, 1997
--------------------------------------------------------------------------------


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         COMPUFLIGHT, INC.
                                                   ---------------------------
                                                           (Registrant)


Date:        June 20, 1997                   By:      /s/  Russell K. Thal
      ------------------------------               ---------------------------
                                                      Chairman of the Board


Date:        June 20, 1997                   By:     /s/  Duncan Macdonald
      ------------------------------               ---------------------------
                                                   Chief Executive Officer
                                                   and Chief Financial Officer