Form 10-Q
period 1997-07-31
COMPUFLIGHT INC
filed 1997-09-22
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       July 31, 1997
                              --------------------------------------------------

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE EXCHANGE ACT

For the transition period from                             to
                              ----------------------------   -------------------
Commission File Number                    0-15362

--------------------------------------------------------------------------------
                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              11-2883366
-------------------------------                            ---------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

99 Seaview Boulevard, Port Washington, NY                         11050
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number                                     516-625-0202
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
                                        Yes  X            No
                                           ----             ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                        Yes               No
                                           ----             ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock as of September 15, 1997 was 1,701,980 shares.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
Nine Months Ended July 31, 1997
--------------------------------------------------------------------------------




                                    I N D E X



                                                                            Page
                                                                         Numbers
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheet as of July 31, 1997...............3

        Consolidated  Statements of Operations - For the Nine Months and Three
        Months Ended July 31, 1997 and July 31, 1996...........................4

        Condensed Consolidated Statements of Cash Flows - For the Nine Months
        Ended July 31, 1997 and July 31, 1996..................................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis
        or Plan of Operation...................................................7

PART II.OTHER INFORMATION.....................................................13

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
                               COMPUFLIGHT, INC.
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                        July 31,
                                                                            1997
--------------------------------------------------------------------------------




Part I, Item 1.
                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for
      doubtful accounts of $73,277                               $       373,437
      Prepaid expenses and other                                          30,251
                                                                    ------------
          Total current assets                                           403,688

INVESTMENT TAX CREDITS RECEIVABLE                                        909,323

FIXED ASSETS, NET                                                        444,703

OTHER ASSETS                                                              22,699
                                                                    ------------
                                                                 $     1,780,413
                                                                    ============

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Bank indebtedness                                          $        41,439
      Accounts payable and accrued liabilities                           835,819
      Deferred salaries                                                    7,871
      Deferred lease inducements - current portion                        15,739
      Note payable                                                         6,000
      Loan payable - current portion                                      40,793
      Due to related parties - current portion                           179,095
                                                                    ------------

         Total current liabilities                                     1,126,756

DUE TO RELATED PARTIES                                                    38,367

DEFERRED LEASE INDUCEMENTS                                               129,845

LOAN PAYABLE                                                             126,080

MINORITY INTERESTS                                                       259,309

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Capital stock, par value $.001 per share; authorized 2,500,000
       shares; issued and outstanding 1,701,980 shares                     1,702
      Additional paid-in capital                                       1,545,745
      Notes receivable - former Chairmen                               (868,877)
      Cumulative foreign translation adjustment                           41,374
      Accumulated deficit                                              (619,888)
                                                                    ------------

                                                                         100,056
                                                                    ------------
                                                                 $     1,780,413
                                                                    ============
     See notes to unaudited condensed consolidated financial statements.
Part I, Item 1.

-------------------------------------------------------------------------------------------------------------
                               COMPUFLIGHT, INC.
Consolidated Statements of Operations
(Unaudited)

                                                     Nine Months Ended                Three Months Ended
                                                          July 31,                         July 31,
                                                  1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                           $  1,984,628     $  2,400,632    $     666,733    $    731,580
      Hardware, software and license sales         70,700           43,522           30,000          16,154
                                                ---------       ----------       ----------       ---------
                                                2,055,328        2,444,154          696,733         747,734
                                                ---------       ----------       ----------       ---------

Costs and Expenses
      Operating                                 1,503,191        1,488,075          481,526         501,643
      Research and development                    236,292          326,811           85,987         107,743
      Selling, general and administrative         664,398          813,333          217,595         312,246
      Depreciation and amortization               128,317           99,346           47,005          33,257
                                                ---------       ----------       ----------       ---------
                                                2,532,198        2,727,565          832,113         954,889
                                                ---------       ----------       ----------       ---------

Operating (loss) income                          (476,870)        (283,411)        (135,380)       (207,155)

Other income (expense)
      Interest income                              42,008           45,786           12,944          14,889
      Interest expense - related parties          (34,139)         (30,835)         (10,022)         (9,570)
      Interest expense - other                    (52,167)         (42,955)         (25,523)        (17,020)
      Office relocation expenses                  (63,463)               -                -               -
      Payable forgiveness                          30,814                -           30,814               -
      Realized foreign exchange gain (loss         (3,630)           2,096             (826)         (4,663)
      Restructuring costs                         (90,948)               -          (48,207)              -
      Scientific research and development
         credits                                  175,017          177,697           63,845          59,620
      Other                                        (2,435)          (4,235)          (2,435)         (2,717)
                                                ---------       ----------       ----------       ---------

         NET LOSS                            $   (475,813)    $   (135,857)   $    (114,790)   $   (166,616)
                                                =========       ==========       ==========       =========



Net loss per share                           $      (0.28)    $      (0.08)   $       (0.07)   $      (0.10)
                                                =========       ==========       ==========       =========

Weighted Average Number of Common
      Shares Outstanding                        1,701,980        1,694,313        1,701,980       1,701,980
                                                =========       ==========       ==========       =========


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.

-----------------------------------------------------------------------------------------------------------------------------
                               COMPUFLIGHT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended July 31,                                                       1997                  1996
-----------------------------------------------------------------------------------------------------------------------------



Cash flows from operating activities
      Net loss                                                          $       (475,813)     $      (135,857)
      Adjustments to reconcile net (loss) earnings to net cash
         provided by operating activities
              Depreciation and amortization                                      128,317               99,346
              Consulting fees, net                                                55,590               53,147
      Decrease in operating assets - net                                         151,397               35,146
      Increase in operating liabilities - net                                    216,271               70,048
                                                                            ------------         ------------
                  Net cash provided by operating activities                       75,762              121,830
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                  (331,400)             (26,370)
      Repayments from RE&A - net                                                  25,431               25,939
                                                                            ------------         ------------
                  Net cash used in investing activities                         (305,969)                (431)
                                                                            ------------         ------------

Cash flows from financing activities
      Payment of notes - former affiliate                                                            (180,000)
      Increase in bank loan                                                      166,873                    -
      Payment of loans                                                           (22,637)                   -
                                                                            ------------         ------------
                  Net cash provided by (used in) financing activities            144,236             (180,000)
                                                                            ------------         ------------

Effect of foreign translations on cash                                             7,180               (1,253)
                                                                            ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                           (78,791)             (59,854)

Cash and equivalents at beginning of year                                         37,352               97,912
                                                                            ------------         ------------

Bank indebtedness at end of period                                      $        (41,439)     $        38,058
                                                                            ============         ============

     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 5 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nine Months Ended July 31, 1997
--------------------------------------------------------------------------------


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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of July 31, 1997, and the consolidated statements of operations for each of the three months and nine months ended July 31, 1997 and 1996, and the condensed consolidated statements of cash flows for each of the nine months ended July 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1996. Results of operations for the nine months ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

Part I, Item 1.

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Nine Months Ended July 31, 1997
--------------------------------------------------------------------------------

Part I, Item 2.
RESULTS OF OPERATIONS

REVENUE

Revenue from service fees was approximately $1.984 million in the nine months ended July 31, 1997 compared with approximately $2.400 million for the nine months ended July 31, 1996, representing a decrease of approximately 17%, or approximately $416,000. This decrease is primarily attributable to the expiration of a joint software development contract with a large airline customer in June 1996, resulting in a decline of approximately $88,000. Furthermore, revenue for the nine months ended July 31, 1997 included approximately $106,000 from a teaming arrangement with a U.S. systems integrator which was completed in 1996. Also, approximately $49,000 was lost due to the bankruptcies of two airline customers and approximately $282,000 was attributable to the loss of two larger service bureau customers. Increases were realized from revenues from a contract with the United States Postal Service totaling approximately $81,000 as well as a net increase in billings of approximately $56,000 from existing customers.

Revenue from hardware sales and software licenses increased approximately 62%, or approximately $27,000, from approximately $44,000 for the nine months ended July 31, 1996 to approximately $71,000 for the nine months ended July 31, 1997. This increase can be attributed to the sale of a license of the Company's performance engineering system to an airline customer.

Costs and expenses

Operating expenses increased approximately 1%, or approximately $15,000, from approximately $1.488 million for the nine months ended July 31, 1996 to approximately $1.503 million for the nine months ended July 31, 1997. This change is primarily attributable to an increase in rent expense of approximately $13,000 and an increase in subcontracting expense of approximately $28,000. These increases were offset by a decrease in salaries and benefits of approximately $30,000.

Research and development expenditures decreased approximately 28%, or approximately $91,000, during the nine months ended July 31, 1997 as a result of the move of the research and development activities to the new facility in Waterloo during the quarter ending January 31, 1997.

Selling, general and administrative expenses decreased approximately 18%, or approximately $149,000, from approximately $813,000 for the nine months ended July 31, 1996 to approximately $664,000 for the nine months ended July 31, 1997. This decrease is primarily attributable to a decrease in consulting expense of approximately $25,000, a decrease in travel costs of approximately $40,000, a decrease in publications costs of approximately $19,000 and a decrease in office expenses of approximately $7,000. In addition, professional fees decreased approximately $35,000 although this was offset by a charge of $15,000 associated with the bankruptcy of a former airline customer.

Part I, Item 2.                                                     Page 7 of 12

Other income (expense)

The Company recorded a loss of $3,630 on realized foreign exchange transactions for the nine months ended July 31, 1997. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

The Company has claimed scientific research and experimental development credits of approximately $175,000 for the nine months ended July 31, 1997 compared to approximately $178,000 for the nine months ended July 31, 1996. The decrease is due primarily to a decrease in research and development expenditures as noted above, all of which are eligible for the credit.

The Company has segregated office relocation expenses related to the move of its operations and adminstrative center to premises in Waterloo, Ontario, Canada. These costs include, among other items, the cost of contract management for the construction phase and the successful transfer of the Company's communication and computer systems.

The Company has also segregated costs related to its restructuring plan which commenced in February 1997. See "Restructuring of the Company's Operations" below.

Net loss

The unaudited consolidated financial statements reflect a net loss of approximately $476,000 for the nine months ended July 31, 1997 compared to a net loss of approximately $136,000 for the nine months ended July 31, 1996. The change is due to the decline in revenues as well as the costs incurred in the office relocation and the restructuring effort, and is offset by the decline in costs and expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a net decrease in cash resources of $78,791 for the nine months ended July 31, 1997 compared to a net decrease of $59,854 for the nine months ended July 31, 1996. In addition, at July 31, 1997, the Company had a working capital deficiency of $723,068 as compared to $519,545 as of July 31, 1996.

Cash flows from operations for the nine months ended July 31, 1997 accounted for an increase in cash of $75,762, primarily as a result of the collection of the large receivable due from Harris Corporation and the deferral of lease inducements over the term of the new lease and as offset by the net loss over the nine months. Cash flows from investing activities for the nine months ended July 31, 1997 represent a net outflow of $305,969, primarily due to the purchase of fixed assets. Cash flows from financing activities for the nine months ended July 31, 1997 represent a net inflow of $144,236, primarily due to the Company obtaining a four year term loan in June 1997 as previously described in the Form 10-QSB for the quarter ended April 30, 1997.

Part I, Item 2.                                                     Page 8 of 12

The Company currently has no significant capital commitments but may, from time to time, consider business combinations with complementary corporations or acquisitions of new technologies or services; it has no present understandings, commitments or agreements with respect to any such combinations or acquisitions.

As of July 31, 1997, the Company's bank indebtedness consisted of $41,439.


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


PLAN OF OPERATION

The Company believes that its existing working capital is insufficient to finance its research and development, marketing and operational activities. Management has continued to undertake several initiatives which it feels will contribute to improving the working capital deficiency and to returning the Company to profitability, as more fully described below.

Restructuring of the Company's Operations

The restructuring plan which was initiated during the second quarter of 1997 to consolidate the operations of the Company's Port Washington and Waterloo facilities continued to be implemented throughout the quarter ending July 31, 1997. The aircraft performance engineering software development effort has been successfully transferred from Port Washington to the Waterloo facility. Administration and accounting functions performed in Port Washington have also been integrated into the finance and administration department located in Waterloo. As a result of these activities, both staff levels and related operating costs have been reduced at the Port Washington facility.


Scientific Research and Experimental Development Tax Credits

The Company is in the final stages of providing its response to the Revenue Canada technial auditor's initial review with respect to the Company's outstanding SR&ED claim. It is anticipated that the scientific audit of the Company's claims will be undertaken during the month of September, 1997.

Part I, Item 2.                                                     Page 9 of 12

Marketing and Sales Focus

Over the quarter ending July 31, 1997, Management has positioned the Company in the service bureau flight oeprations market segment. The Company was also proactive in identifying new markets for expansion of its service bureau and performance engineering lines of business. As a result, the Company will enter the next fiscal year with a diversified revenue base and a plan for aggressive expansion of its presence in the North American market.

External and Contract Financing

The Company is continuing discussions to secure additional financing during the last quarter of 1997.

No assurance can be given that any required financing will be available on commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's Plan of Operation as set forth above will be successful.



Part I, Item 2.                                                    Page 10 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
Other Information
Nine Months Ended July 31, 1997
--------------------------------------------------------------------------------


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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).


Part II                                                            Page 11 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.

Nine Months Ended July 31, 1997
--------------------------------------------------------------------------------




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            COMPUFLIGHT, INC.
                                                               (Registrant)

Date:         September 22, 1997                 By:      /s/  Russell K. Thal
         -------------------------------                  ----------------------
                                                           Chairman of the Board

Date:         September 22, 1997                 By:      /s/  Duncan Macdonald
         -------------------------------                  ----------------------
                                                         Chief Executive Officer
                                                     and Chief Financial Officer