Form 10QSB
period 1998-01-31
COMPUFLIGHT INC
filed 1999-10-20
CIK 790272

United states
                       securities and exchange commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended              January 31, 1998
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                     to

Commission File Number             0-15362

                               Compuflight, Inc.
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         11-2883366
----------------------------------             ---------------------------------
State  or  other  jurisdiction  of             (IRS Employer Identification No.)
incorporation  or  organization)


              125 Mineola Ave., Roslyn Heights, NY      11577
--------------------------------------------------------------------------------
            (Address of principal executive offices) (Zip code)

                                  516-625-0202
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                99 Seaview Boulevard, Port Washington, NY 11050
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No Applicable only to corporate issuers

   The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 2,001,980 shares.

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------


                                    I n d e x

                                                                            Page
                                                                         Numbers

Part I.   Financial Information
Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited) as of
          January 31, 1998.....................................................3

          Consolidated Statements of Operations (Unaudited)-For the Three Months
          Ended January 31, 1998 and January 31, 1997..........................4

          Condensed  Consolidated  Statements of Cash Flow  (Unaudited)-For the
          Three Months Ended January 31, 1998 and January 31, 1997.............5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis or Plan of Operation............7

Part II.  Other Information...................................................11

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                     January 31,
                                                                            1998
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, net of allowance for
     doubtful accounts of $176,278                               $       195,094
     Prepaid expenses and other                                           13,112
                                                                    ------------

          Total current assets                                           208,206

INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                      485,490

FIXED ASSETS, NET                                                        361,156

RESTRICTED CASH                                                           50,000

OTHER ASSETS                                                              21,541
                                                                    ------------
                                                                 $     1,126,393

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash overdraft                                              $      143,875
      Bank revolving demand loans                                         78,512
      Accounts payable and accrued liabilities                           880,594
      Deferred lease inducements - current portion                        14,843
      Due to related parties - current portion                            15,461
      Long term debt - current portion                                    41,968
                                                                    ------------

         Total current liabilities                                     1,175,253

DUE TO RELATED PARTIES                                                   223,011

LONG TERM DEBT                                                            97,925

DEFERRED LEASE INDUCEMENTS                                               115,035

MINORITY INTERESTS                                                       244,547

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 1,701,980 shares                   1,702
      Additional paid-in capital                                       1,545,745
      Notes receivable - Parent Company                                (266,604)
      Cumulative foreign translation adjustment                           52,364
      Accumulated deficit                                            (2,062,585)
                                                                    ------------
                                                                       (729,378)

                                                                    ------------
                                                                 $     1,126,393
                                                                    ============

     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 3 of 12



-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Consolidated Statements of Operations
(Unaudited)
Three Months Ended January 31,                                                      1998                 1997
-------------------------------------------------------------------------------------------------------------
Revenue
      Service fees                                                      $        753,578      $       642,681
      Hardware, software and license sales                                         3,159               30,000
                                                                            ------------         ------------
                                                                                 756,737              672,681
                                                                            ------------         ------------

Costs and Expenses
      Operating                                                                  616,396              505,756
      Research and development, net of Investment Tax Credits                      6,262               17,812
      Selling, general and administrative                                        174,743              237,125
      Office relocation expenses                                                       -               60,954
      Depreciation and amortization                                               35,819               39,280
                                                                            ------------         ------------
                                                                                 833,220              860,927
                                                                            ------------         ------------

          Operating loss                                                         (76,483)            (188,246)

Other income (expense)
      Interest income                                                              5,922               15,217
      Interest expense - related parties                                          (9,160)             (10,698)
      Interest expense - other                                                   (23,435)              (4,848)

      Realized foreign exchange gain (loss)                                        4,294               (2,516)
                                                                            ------------         ------------

          NET LOSS                                                      $        (98,862)     $      (191,091)
                                                                            ============         ============



Net loss per share                                                      $          (0.06)     $         (0.11)
                                                                            ============         ============

Weighted Average Number of Common Shares Outstanding                           1,701,980            1,701,980
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 4 of 12


-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Three Months Ended January 31,                                                      1998                 1997
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
      Net loss                                                          $        (98,862)     $      (191,091)
      Adjustments to reconcile net loss to net cash provided
         by operating activities
              Depreciation and amortization                                       35,819               39,280
              Provision for uncollectable accounts                                     -                  770
              Consulting fees, net                                                     -               18,322
              Decrease in operating assets - net                                  41,317              293,336
              Increase (decrease) in operating liabilities - net                 (28,758)             119,336
                                                                            ------------         ------------
                  Net cash (used in) provided by operating activities            (50,484)             279,953
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                    (4,738)            (270,123)
      Payments from Parent Company                                                 1,162                9,570
                                                                            ------------         ------------
                  Net cash used in investing activities                           (3,576)            (260,553)
                                                                            ------------         ------------

Cash flows from financing activities
      Cash overdraft                                                              61,879
      Payment of long term debt                                                  (10,788)                   -
      Payment of notes                                                              (307)             (15,325)
                                                                            ------------         ------------
                  Net cash provided by (used in) financing activities             50,784             (15,325)
                                                                            ------------         ------------

Effect of foreign translations on cash                                             3,276                  704
                                                                            ------------         ------------

                  NET INCREASE IN CASH AND EQUIVALENTS                                 -                4,779

Cash and equivalents at beginning of year                                              -               37,362
                                                                            ------------         ------------


Cash and equivalents at end of period                                   $              -      $        42,141
                                                                            ============         ============



     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 5 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------

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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The condensed consolidated balance sheet as of January 31, 1998, and the consolidated statements of operations and cash flows for the three months ended January 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998, and for all periods presented, have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997. Results of operations for the three months ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

Part I, Item 2.                                                     Page 6 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------


ITEM 2.  Management's discussion and analysis or plan of operation

Results of operations

Revenue

Revenue from service fees was approximately $754,000 in the three months ended January 31, 1998 compared with approximately $643,000 for the three months ended January 31, 1997, an increase of approximately 17%, or approximately $111,000. This increase is primarily due to the inclusion of fees of approximately $158,000 from four airline customers who had signed contracts in the last two quarters of 1997, an increase in fees from one customer of approximately $25,000 and a net decrease in fees from other customers of approximately $73,000. Approximately $33,000 of the net decrease relates to airlines that had ceased business in fiscal 1997.

Revenue from hardware sales and software licenses decreased approximately 90%, or approximately $27,000. There were no significant AURORA or COMRAD license sales in the quarter ended January 31, 1998.

Costs and expenses

Operating  expenses increased  approximately 22% or approximately  $110,000 from approximately $506,000 for the three months ended January 31, 1997 to approximately $616,000 for the three months ended January 31, 1998. This change is primarily attributable to an increase in salaries and benefits of approximately $176,000 and is offset by a decrease in communications costs of approximately $40,000 and a net decrease in other operating expenses of approximately $26,000. A significant portion of the increase in salaries and benefits relates to the decrease in pure research and development activities; accordingly, those salaries are also allocated to operating expenses.

Net research and development expenditures decreased approximately 65%, or approximately $12,000, during the three months ended January 31, 1998 over the same period in fiscal 1997. By the end of fiscal 1997, the Company's research and development team had completed the majority of its work on the new AURORA program, and, accordingly, this resulted in a decline in research and development expenses during the quarter. The Company has claimed scientific research and experimental development credits of approximately $14,000 in the three months ended January 31, 1998 as compared to approximately $51,000 for the three months ended January 31, 1997.

Selling, general and administrative expenses decreased approximately 26%, or approximately $62,000, from approximately $237,000 for the three months ended January 31, 1997 to approximately $175,000 for the three months ended January 31, 1998. This decrease is primarily attributable to a decrease in professional fees of approximately $31,000, a decrease in travel expenses of approximately $21,000 and a net decrease in other selling, general and administrative expenses of approximately $10,000.

Part I, Item 2.                                                     Page 7 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------

Other income (expense)

The Company recorded a gain of approximately $4,000 on realized foreign exchange transactions for the three months ended January 31, 1998 as compared to a loss of approximately $3,000 for the same period in 1997. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $99,000 for the three months ended January 31, 1998 as compared to a net loss of approximately $191,000 for the three months ended January 31, 1997. The change is due to the increase in revenues and is offset by a net increase in operating expenses and in selling, general and administrative expenses. Also, the Company incurred one-time office relocation expenses of approximately $61,000 in the three months ended January 31, 1997, further contributing to the reduction in losses between quarters.

Liquidity and Capital Resources

The Company had no cash and equivalents as at January 31, 1998 as compared to $42,141 as at January 31, 1997. In addition, at January 31, 1998 the Company had a working capital deficiency of $967,047 as compared to $1,039,201 as of October 31, 1997.

Cash flows from operations accounted for a net outflow of $50,484, primarily as a result of the net loss for the quarter as offset by the depreciation adjustment and a net increase in operating assets. Cash flows from investing activities for the three months ended January 31, 1998 represent a net outflow of $3,576, primarily due to the purchase of fixed assets. Cash flows from financing activities for the three months ended January 31, 1998 represent a net inflow of $50,784, which relates to the net infusion of additional funds from the Company's Canadian bank.

As of January 31, 1998, the Company had no significant capital commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services
(UK) Limited. The Company may, from time to time, consider additional acquisitions of complementary businesses, products and technologies.

As of January 31, 1998, the Company's bank indebtedness, after offsetting the loans with restricted cash held by the bank as security, equaled $172,387.

Part I, Item 2.                                                     Page 8 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Employment Agreement

     Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces a previous employment agreement, as amended, and calls for, among other things, the payment of $600,000 in 96 semi-monthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors).

Part I, Item 2.                                                     Page 9 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------

Plan of Operation

The Company's Plan of Operation is discussed in its Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999,, which are being filed concurrently with this Form 10-QSB.

Part I, Item 2.                                                    Page 10 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Other Information
(Unaudited)
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

Part II                                                            Page 11 of 12

--------------------------------------------------------------------------------
COMPUFLIGHT, INC.
Three Months Ended January 31, 1998
--------------------------------------------------------------------------------


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:     October 20, 1999                             By: /s/   Russell K. Thal
        ----------------------                             ---------------------
                                                           Chairman of the Board

Date:     October 20, 1999                             By: /s/  Duncan Macdonald
        ----------------------                             ---------------------
                                                         Chief Executive Officer

Date:     October 20, 1999                             By: /s/     Rainer Vietze
        ----------------------                             ---------------------
                                                         Chief Financial Officer