Form 10QSB
period 1998-04-30
COMPUFLIGHT INC
filed 1999-10-20
CIK 790272

United states
                       securities and exchange commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[x] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarterly period ended             April 30, 1998
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                       to

Commission File Number             0-15362

                               Compuflight, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                               11-2883366
------------------------------------            --------------------------------
(State   or  other   jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

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

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

                                    I n d e x

                                                                            Page
                                                                         Numbers

Part I.   Financial Information
Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited) as of
          April 30, 1998.......................................................3

          Consolidated Statements of Operations (Unaudited) - For the Six and
          Three Months Ended April 30, 1998 and April 30, 1997.................4

          Condensed Consolidated Statements of Cash Flows (Unaudited) - For the
          Six Months Ended April 30, 1998 and April 30, 1997...................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis or Plan of Operation............7

Part II.  Other Information...................................................10

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                       April 30,
                                                                           1998
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for
      doubtful accounts of $186,744                             $       120,020
      Prepaid expenses and other                                         16,705
                                                                   -------------
           Total current assets                                         136,725

INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                     508,367

FIXED ASSETS, NET                                                       334,120

RESTRICTED CASH                                                          50,000

OTHER ASSETS                                                             20,962

                                                                $     1,050,174

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash overdraft                                             $       99,958
      Bank revolving demand loans                                        80,037
      Accounts payable and accrued liabilities                        1,009,451
      Deferred lease inducements - current portion                       15,132
      Due to related parties - current portion                           41,870
      Long term debt - current portion                                   42,783
                                                                   -------------

         Total current liabilities                                    1,289,231

DUE TO RELATED PARTIES                                                  206,830

LONG TERM DEBT                                                           89,131

DEFERRED LEASE INDUCEMENTS                                              113,487

MINORITY INTERESTS                                                      249,296

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 1,701,980 shares                  1,702
      Additional paid-in capital                                      1,545,745
      Notes receivable - Parent Company                                (319,503)
      Cumulative foreign translation adjustment                          47,744
      Accumulated deficit                                            (2,173,489)
                                                                  --------------
                                                                       (897,801)
                                                                  --------------
                                                                 $    1,050,174
                                                                  ==============


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 3 of 11


--------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                    Six Months Ended               Three Months Ended
                                                          April 30,                     April 30,
                                                    1998           1997           1998           1997
--------------------------------------------------------------------------------------------------------

Revenue
      Service fees                              $ 1,534,685    $ 1,317,895    $   781,107    $   672,214
      Hardware, software and license sales            3,159         40,700           --           13,700
                                                -----------    -----------    -----------    -----------
                                                  1,537,844      1,358,595        781,107        685,914
                                                -----------    -----------    -----------    -----------

Costs and Expenses
      Operating                                   1,221,156      1,015,992        604,760        510,236
      Research and development, net of
         Investment Tax Credits                      12,516         39,133          6,254         21,321
      Selling, general and administrative           380,590        452,476        205,847        215,351
      Restructuring costs                              --           42,741           --           42,741
      Office relocation expenses                       --           63,463           --            2,509
      Depreciation and amortization                  70,418         81,312         34,599         42,032
                                                -----------    -----------    -----------    -----------
                                                  1,684,680      1,695,117        851,460        834,190
                                                -----------    -----------    -----------    -----------

         Operating loss                            (146,836)      (336,522)       (70,353)      (148,276)

Other income (expense)
      Interest income                                11,847         29,064          5,925         13,847
      Interest expense - related parties            (18,741)       (24,117)        (9,581)       (13,419)
      Interest expense - other                      (54,949)       (26,644)       (31,514)       (21,796)
      Realized foreign exchange (loss) gain          (1,087)        (2,804)        (5,381)          (288)
                                                -----------    -----------    -----------    -----------

         NET LOSS                               $  (209,766)   $  (361,023)   $  (110,904)   $  (169,932)
                                                ===========    ===========    ===========    ===========



Net loss per share                              $     (0.12)   $     (0.21)   $     (0.07)   $     (0.10)
                                                ===========    ===========    ===========    ===========

Weighted Average Number of Common
      Shares Outstanding                          1,701,980      1,701,980      1,701,980      1,701,980
                                                ===========    ===========    ===========    ===========


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 4 of 11


------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Six Months Ended April 30,                                                         1998                 1997
------------------------------------------------------------------------------------------------------------


Cash flows from operating activities
      Net loss                                                          $       (209,766)     $      (361,023)
      Adjustments to reconcile net earnings to net cash provided by operating activities
              Depreciation and amortization                                       70,418               81,312
              Provision for uncollectable accounts                                 9,196                    -
              Consulting fees, net                                                     -               36,851
              Decrease (increase) in operating assets - net                       92,965              191,741
              Increase in operating liabilities - net                             86,782              224,814
                                                                            ------------         ------------
                  Net cash provided by operating activities                       49,595              173,695
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                    (5,874)            (286,585)
      Advances to Parent Company                                                 (46,903)              15,790
                                                                            ------------         ------------
                  Net cash used in investing activities                          (52,777)            (270,795)
                                                                            ------------         ------------

Cash flows from financing activities
      Cash overdraft                                                              17,962               39,921
      Proceeds from bank revolving loans                                               -               83,249
      Restricted cash                                                                  -              (50,000)
      Payment of long term debt                                                  (21,561)                   -
      Advances from (payments to) related parties                                  6,289              (22,639)
                                                                            ------------         ------------
                  Net cash provided by financing activities                        2,690               50,531
                                                                            ------------         ------------

Effect of foreign translations on cash                                               492                9,217
                                                                            ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                                 -              (37,352)

Cash and equivalents at beginning of year                                              -               37,352
                                                                            ------------         ------------

Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 5 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The condensed consolidated balance sheet as of April 30, 1998, and the consolidated statements of operations for the three and six months ended April 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended April 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997. Results of operations for the six months ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

Results of operations

Revenue

Revenue from service fees was approximately $1.5 million in the six months ended April 30, 1998 compared with approximately $1.3 million for the six months ended April 30, 1997, an increase of approximately 16%, or approximately $217,000. This increase is primarily attributable to net increases in fees from existing customers of approximately $329,000 and the addition of approximately $107,000 from new customers added since the end of the second quarter of 1997. These increases are offset by the loss of approximately $135,000 related to customers who did not renew contracts and approximately $84,000 related to customers that have ceased operations. Furthermore, revenues for the six months ended April 30, 1997 included approximately $52,000 related to the Company's contract with the United States Postal Service.

Revenue from hardware, software and license sales decreased approximately 92%, or approximately $38,000, from approximately $41,000 for the six months ended April 30, 1997 to approximately $3,000 for the six months ended April 30, 1998.

Part I, Item 2.                                                     Page 6 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

Revenue for the six months ended April 30, 1997 included proceeds from the sale of a performance engineering system. There were no significant AURORA or COMRAD license sales in the six months ended April 30, 1998.

Costs and expenses

Operating expenses increased approximately 20%, or approximately $205,000, from approximately $1.0 million for the six months ended April 30, 1997 to approximately $1.2 million for the six months ended April 30, 1998. This change is primarily attributable to an increase in salaries and benefits of approximately $330,000, which was offset by decreases in communications costs of approximately $66,000, computer lease and maintenance expenses of approximately $23,000, subcontracting expenses of approximately $32,000 and a net decrease in other operating costs of approximately $4,000. A significant portion of the increase in salaries and benefits relates to the decrease in pure research and development activities; accordingly, those salaries are also allocated to operating expenses.

Research and development expenditures decreased approximately 68%, or approximately $27,000, during the six months ended April 30, 1998 over the same period in fiscal 1997. The Company's research and development team had completed the majority of its work on the new AURORA program, and, accordingly, this resulted in a decline in research and development expenses during the six months ended April 30, 1998. The Company has claimed scientific research and experimental development credits of approximately $27,000 in the six months ended April 30, 1998 compared to approximately $111,000 for the six months ended April 30, 1997.

Selling, general and administrative expenses decreased approximately 16%, or approximately $71,000, from approximately $452,000 for the six months ended April 30, 1997 to approximately $381,000 for the six months ended April 30, 1998. This decrease is primarily attributable to a decrease in professional fees of approximately $77,000 offset by a net increase in other selling, general and administrative expenses of approximately $6,000. The reduction in professional fees, in turn, is attributable to the costs expended in the six months ended April 30, 1997 to remedy the deficient regulatory filings.

Other income (expense)

The Company recorded a loss of approximately $1,000 on realized foreign exchange transactions for the six months ended April 30, 1998. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $210,000 for the six months ended April 30, 1998 compared to a net loss of approximately $361,000 for the six months ended April 30, 1997. The change is due to the increase in revenues as offset by a smaller decrease in costs and expenses. In addition, other expenses for the six months ended April 30, 1997 included one time charges for office relocation costs and restructuring costs.

Part I, Item 2.                                                     Page 7 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------
Liquidity and Capital Resources

The Company had no cash and equivalents as of April 30, 1998 and April 30, 1997. In addition, at April 30, 1998, the Company had a working capital deficiency of $1,152,506 as compared to $1,039,201 as of October 31, 1997.

Cash flows from operations accounted for an increase in cash of $49,595, primarily as a result of a decrease in operating assets and an increase in operating liabilities; this total is offset by the net loss for the period. Cash flows from investing activities for the six months ended April 30, 1998 represent a net outflow of $52,777, primarily due to advances made to the Company's parent. Cash flows from financing activities for the six months ended April 30, 1998 represent a net inflow of $2,690, which relates to the impact of additional financing from the Company's Canadian bank less payments on long term debt.

As of April 30, 1998, the Company had no significant commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services (UK) Limited. The Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

As of April 30, 1998, the Company's bank indebtedness, after offsetting the loans with restricted cash held by the bank as security, equaled $129,995.

Part I, Item 2.                                                     Page 8 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces a previous employment agreement, as amended, and calls for, among other things, the payment of $600,000 in 96 semimonthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors).

Plan of Operation

The Company's Plan of Operation is discussed in its Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999, which are being filed concurrently with this Form 10-QSB.

Part I, Item 2.                                                     Page 9 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Other Information
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

Part II                                                            Page 10 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Six Months Ended April 30, 1998
--------------------------------------------------------------------------------

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:     October 20, 1999                     By:   /s/  Russell K. Thal
     -------------------------------                 ---------------------------
                                                     Chairman of the Board

Date:     October 20, 1999                     By:   /s/  Duncan Macdonald
     -------------------------------                 ---------------------------
                                                     Chief Executive Officer

Date:     October 20, 1999                     By:   /s/  Rainer Vietze
     -------------------------------                 ---------------------------
                                                     Chief Financial Officer