Form 10QSB
period 1998-07-31
COMPUFLIGHT INC
filed 1999-10-20
CIK 790272

United states
                       securities and exchange commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report PURSuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended               July 31, 1998
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                  to

Commission File Number                0-15362

                                Compuflight, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


       Delaware                                             11-2883366
-----------------------                            -----------------------------
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

                   99 Seaview Blvd., Port Washington, NY 11050
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------


                                    I n d e x

                                                                            Page
                                                                         Numbers
Part I.   Financial Information

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited) as of
          July 31, 1998........................................................3

          Consolidated Statements of Operations (Unaudited) - For the Nine
          Months and Three Months Ended July 31, 1998 and July 31, 1997........4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          For the Nine Months Ended July 31, 1998 and July 31, 1997............5

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                        July 31,
                                                                            1998
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for
      doubtful accounts of $182,912                             $       405,072
      Investment tax credits receivable, net of allowance               497,900
      Prepaid expenses and other                                         15,845
                                                                   ------------

         Total current assets                                           918,817

FIXED ASSETS, NET                                                       291,012

RESTRICTED CASH                                                          50,000

DUE FROM RELATED PARTY                                                  281,644

OTHER ASSETS                                                             19,783

                                                                $     1,561,256
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash overdraft                                            $        87,887
      Bank revolving demand loans                                        83,249
      Accounts payable and accrued liabilities                        1,198,870
      Deferred lease inducements - current portion                       14,435
      Due to related parties - current portion                           91,019
      Long term debt - current portion                                  114,967
                                                                   ------------

         Total current liabilities                                    1,590,427

DUE TO RELATED PARTIES                                                  153,179

LONG TERM DEBT                                                          185,004

DEFERRED LEASE INDUCEMENTS                                              104,649

MINORITY INTERESTS                                                      237,809

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                  2,002
      Additional paid-in capital                                      1,680,445
      Cumulative foreign translation adjustment                          60,372
      Accumulated deficit                                            (2,452,631)
                                                                   ------------
                                                                       (709,812)

                                                                $     1,561,256


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 3 of 11

-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                                                        Nine Months Ended               Three Months Ended
                                                              July 31,                         July 31,
                                                       1998             1997             1998            1997
-------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                             $  2,298,709     $  1,984,628    $     764,024    $    666,733
      Hardware, software and license sales          249,966           70,700          246,807          30,000
                                                  ---------       ----------       ----------       ---------
                                                  2,548,675        2,055,328        1,010,831         696,733
                                                  ---------       ----------       ----------       ---------
Costs and Expenses
      Operating                                   1,884,365        1,497,518          663,209         481,526
      Research and development, net of
         Investment Tax Credits                      18,600           61,275            6,084          22,142
      Restructuring costs                                 -           90,948                -          48,207
      Selling, general and administrative           558,209          670,071          177,619         217,595
      Office relocation expenses                          -           63,463                -               -
      Depreciation and amortization                 101,362          128,317           30,944          47,005
                                                  ---------       ----------       ----------       ---------
                                                  2,562,536        2,511,592          877,856         816,475
                                                  ---------       ----------       ----------       ---------

Operating income (loss)                             (13,861)        (456,264)         132,975        (119,742)

Other income (expense)
      Interest income                                18,576           42,008            6,729          12,944
      Interest expense - related parties            (38,765)         (34,139)         (20,024)        (10,022)
      Interest expense - other                      (95,311)         (52,167)         (40,362)        (25,523)
      Other                                                           28,379                           28,379
      Provision for bad debt-related party         (349,542)               -         (349,542)              -
      Realized foreign exchange gain (loss)         (10,005)          (3,630)          (8,918)           (826)

         NET EARNINGS (LOSS)                   $   (488,908)    $   (475,813)   $    (279,142)   $   (114,790)
                                                  =========       ==========       ===========      =========

-------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                  $      (0.28)    $      (0.28)   $      (0.15)    $      (0.07)
                                                  =========       ==========       ==========       =========

Weighted Average Number of Common
      Shares Outstanding                          1,735,313        1,701,980        1,801,980       1,701,980
                                                  =========       ==========       ==========       =========


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 4 of 11


--------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended July 31,                                                          1998                  1997
--------------------------------------------------------------------------------------------------------------


Cash flows from operating activities
      Net loss                                                          $       (488,908)     $      (475,813)
      Adjustments to reconcile net loss to net cash
         provided by operating activities
              Depreciation and amortization                                      101,362              128,317
              Provision for uncollectable accounts                                 9,196                    -
              Provision for bad debt-related party                               349,542
              Consulting fees, net                                                     -               55,590
              (Increase) decrease in operating assets - net                     (218,992)             151,397
              Increase in operating liabilities - net                            305,139              216,271
                                                                            ------------         ------------
                  Net cash provided by operating activities                       57,339               75,762
                                                                            ------------         ------------
Cash flows from investing activities
      Purchase of fixed assets                                                    (5,874)            (331,400)
      (Advances to) repayments from Navtech Applied Research Inc.               (378,608)              25,431
                                                                            ------------         ------------
                  Net cash used in investing activities                         (384,482)            (305,969)
                                                                            ------------         ------------
Cash flows from financing activities
      Cash overdraft                                                               5,891                8,190
      Proceeds from bank revolving loans                                               -               83,249
      Restricted cash                                                                  -              (50,000)
      Proceeds from issue of common shares                                       135,000                    -
      Advances from (payment to) related parties - net                            11,216                    -
      Proceeds from long term debt                                               184,339                    -
      Payment of long term debt                                                  (32,041)                   -
      Increase in bank loan                                                            -              166,873
      Payment of loans                                                                 -              (22,637)
                                                                            ------------         ------------
                  Net cash provided by financing activities                      304,405              185,675
                                                                            ------------         ------------

Effect of foreign translations on cash                                            22,738                7,180
                                                                            ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                                 -              (37,352)

Cash and equivalents at beginning of year                                              -               37,352
                                                                            ------------         ------------


Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 5 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------

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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of July 31, 1998, and the consolidated statements of operations for each of the three months and nine months ended July 31, 1998 and 1997, and the condensed consolidated statements of cash flows for each of the nine months ended July 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1997. Results of operations for the nine months ended July 31, 1998 are not necessarily indicative of the operating results for the full year.


Part I, Item 1.                                                     Page 6 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------

Results of operations

Revenue

Revenue from service fees was approximately $2.3 million in the nine months ended July 31, 1998 compared with approximately $2.0 million for the nine months ended July 31, 1997, representing a increase of approximately 16%, or approximately $314,000. This increase is primarily attributable to net increases in fees from existing customers of approximately $502,000 and the addition of approximately $71,000 from new customers added since the end of the third quarter of 1997. These increases are offset by the reduction in fees of approximately $150,000 related to customers who did not renew contracts and approximately $131,000 related to customers that have ceased operations.
Furthermore, revenues for the nine months ended July 31, 1997 included approximately $23,000 related to the Company's contract with the United States Postal Service. Also included in revenue for the nine months ended July 31, 1998 are the fees of approximately $22,000 related to the provision of weather services from the operation in Monterey, California.

Revenue from hardware sales and software licenses increased approximately 254%, or approximately $179,000, from approximately $71,000 for the nine months ended July 31, 1997 to approximately $250,000 for the nine months ended July 31, 1998. This increase can be attributed to the sale of an AURORA license to Southern Air Transport for $236,500. Revenue for the nine months ended July 31, 1997 included proceeds from the sale and enhancement of a performance engineering system..

Costs and expenses

Operating expenses increased approximately 26%, or approximately $387,000, from approximately $1.5 million for the nine months ended July 31, 1997 to approximately $1.9 million for the nine months ended July 31, 1998. This change is primarily attributable to an increase in salaries and benefits of approximately $486,000, which is offset by a decreases in communications costs of approximately $25,000, computer lease and maintenance expenses of approximately $42,000 and subcontracting costs of approximately $32,000. A significant portion of the increase in salaries and benefits relates to the decrease in pure research and development activities; accordingly, those salaries are also allocated to operating expenses.

Research and development expenditures decreased approximately 70%, or approximately $43,000, during the nine months ended July 31, 1998 over the same period in fiscal 1997. By the end of fiscal 1997, the Company's research and development team had completed the majority of its work on the new AURORA program, and, accordingly, this resulted in a decline in research and development expenses during the nine months ended July 31, 1998. The Company has claimed scientific research and experimental development credits of approximately $40,000 for the nine months ended July 31, 1998 compared to approximately $175,000 for the nine months ended July 31, 1997.

Selling, general and administrative expenses decreased approximately 17%, or approximately $112,000, from approximately $670,000 for the nine months ended July 31, 1997 to approximately $558,000 for the nine months ended July 31, 1998.

Part I, Item 2.                                                     Page 7 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------

This decrease is primarily attributable to decreases in professional fees of approximately $94,000, consulting fees of approximately $38,000 and travel expenses of approximately $25,000. Offsetting these decreases, the Company's insurance expense increased approximately $15,000, most of which related to the insurance of receivables arranged by Canada's Export Development Corporation, taxes increased approximately $10,000 and other selling, general and administrative expenses increased approximately $20,000. The reduction in professional fees and consulting fees, in turn, is attributable to the costs expended in the nine months ended July 31, 1997 to remedy the deficient regulatory filings.

In addition, the Company took an allowance of approximately $350,000 in 1997 against amounts owed to it from a related party. The remaining balance has been deemed collectible.

The reduction in professional fees and consulting fees, in turn, is attributable to the costs expended in the nine months ended July 31, 1997 to remedy the deficient regulatory filings.

Other income (expense)

The Company recorded a loss of $10,005 on realized foreign exchange transactions for the nine months ended July 31, 1998. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $489,000 for the nine months ended July 31, 1998 compared to a net loss of approximately $476,000 for the nine months ended July 31, 1997. The change is due to an increase in revenues as offset by a smaller increase in costs and expenses. In addition, other expenses for the nine months ended July 31, 1997 included one time charges for office relocation costs and restructuring costs.

Liquidity and Capital Resources

The Company had no cash and equivalents as of July 31, 1998 and July 31, 1997. In addition, at July 31, 1998, the Company had a working capital deficiency of $671,610 as compared to $1,039,201 as of October 31, 1997.

Cash flows from operations for the nine months ended July 31, 1998 accounted for an increase in cash of $57,339, primarily as a result of an increase in operating liabilities, which were in turn offset by an increase in operating assets. Cash flows from investing activities for the nine months ended July 31, 1998 represent a net outflow of $384,482, primarily due to advances made to the Company's parent company. Cash flows from financing activities for the nine months ended July 31, 1998 represent a net inflow of $304,405, primarily due to the obtaining of a four year term loan and the proceeds from a share issuance.

As of July 31, 1998, the Company had no significant capital commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the quarter ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services
(UK) Limited. The Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

Part I, Item 2.                                                     Page 8 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Management's Discussion and Analysis or Plan of Operation
(Unaudited)
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------

As of July 31, 1998, the Company's bank indebtedness, after offsetting the loans with restricted cash held by the bank as security, consisted of $121,136.

COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces a previous employment agreement, as amended, and calls for the payment, among other things, of $600,000 in 96 semimonthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors).

Plan of Operation

The Company's Plan of Operation is discussed in its Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999, which are being filed concurrently with this Form 10-QSB.


Part I, Item 2.                                                     Page 9 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Other Information
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------

                           Part II. Other Information



Item 1.   Legal Proceedings:
          None

Item 2.   Changes in Securities:

          On July 15, 1998, the Company issued 250,000 shares of common stock to Global Weather Dynamics, Inc. ("GWDI") in connection with the acquisition of certain assets of GWDI by Navtech Applied Research
          Inc., ("NARI"), the holder of 40% of the Company's outstanding share of common stock. In connection therewith, the Company issued 50,000 shares of Common Stock to Cambridge Information Group, Inc. for investment banking services.

          Concurrently, the Company and NARI entered into a software license agreement pursuant to which NARI received a royalty payment from the Company for the Company's usage of the acquired software. The offering of the shares of Common Stock was a private offering, not involving a public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The Company determined that each investor had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of an investment in the shares.

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

Part II                                                            Page 10 of 11

--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Nine Months Ended July 31, 1998
--------------------------------------------------------------------------------


                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:       October 20, 1999                    By:/s/  Russell K. Thal
     -------------------------------               -----------------------------
                                                   Chairman of the Board

Date:       October 20, 1999                    By:/s/  Duncan Macdonald
     -------------------------------               -----------------------------
                                                   Chief Executive Officer

Date:       October 20, 1999                    By:/s/  Rainer Vietze
     -------------------------------               -----------------------------
                                                   Chief Financial Officer