Form 10KSB
period 1997-10-31
COMPUFLIGHT INC
filed 1999-10-21
CIK 790272

1997 FORM 10-KSB FINAL DRAFT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended                    October 31, 1997
                          ------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number                            0-15362

                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                             11-2883366
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                  125 Mineola Avenue, Roslyn Heights, NY 11577
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 625-0202
--------------------------------------------------------------------------------
                           Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

None
---------------------------------      -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year (1997): $ 2,790,367

     The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of September 30, 1999 was $ 122,689

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of the issuer's common stock, as of September 30, 1999 was 2,001,980 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                COMPUFLIGHT, INC.
                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS



                                   PART I                                   PAGE

Item 1.   Description of Business..............................................5
Item 2.   Description of Property.............................................14
Item 3.   Legal Proceedings...................................................15
Item 4.   Submission of Matters to a Vote of Security Holders.................16


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............17
Item 6.   Management's Discussion and Analysis or Plan of Operation...........18
Item 7.   Financial Statements................................................26
Item 8.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................27


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance  With Section  16(a) of the Exchange Act.................28
Item 10.  Executive Compensation..............................................31
Item 11.  Security Ownership of Certain Beneficial Owners and Management......33
Item 12.  Certain Relationships and Related Transactions......................35


                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K

          INDEX TO EXHIBITS...................................................39

          INDEX TO FINANCIAL STATEMENTS (F-1).................................41

          SIGNATURES..........................................................42

                                GLOSSARY OF TERMS


AFTN  (Aeronautical Fixed Telecommunications Network)
----------------------------------------------------
An international telecommunications network used for the transmission of NOTAMs, aircraft movement messages, and other relevant data.

ARINC  (Aeronautical Radio, Inc.)
--------------------------------
A vendor of a variety of communications services to the aviation industry.

Airway
------
Air traffic controlled airspace established in the form of a corridor, the centerline of which is normally defined by radio navigational aids.

CNS-ATM
-------
Communications, Navigation, Surveillance-Air Traffic Management. The key elements of the Future Air Navigation System (FANS).

Flight Dispatcher, Dispatcher
-----------------------------
An  airline  employee   responsible  for  pre-flight   planning  and  continuous
communication and monitoring of a flight from start to finish.

Flight Plan
-----------
A plan required by federal regulations to be filed by an aircraft that identifies the routing, alternate routing, altitude, enroute time, fuel consumption, and other information. This data is calculated by factoring, among other things, the aircraft manufacturer's performance data, aircraft specifications, forecasted upper air winds, and estimated payload.

FOMS
----
Navtech's Flight Operations Management System.

FANS (Future Air Navigation System)
----------------------------------
An international initiative by air traffic control providers and aviation users to provide aircraft with the capability of using any flight path, altitude or speed in order to obtain the maximum efficiency. Frequently referred to as "Free Flight".

GUI
---
Graphical User Interface.

IATA
----
International Air Transport Association. A trade association of the worldwide scheduled international airline industry with a membership of more that 220 airlines.

ICAO
----
International Civil Aeronautical Organization. The governing body for the civil aviation authorities in each country.

LINUX
-----
A  sophisticated   computer   operating  system  which  permits   multi-tasking.

Navigational Data Worldwide
---------------------------
Navigational flight information data which provides name and location of navigational aids. The data is updated every 28 days and checked against data provider charts every 56 days.



NOTAM (Notice to Airmen)
-----------------------
A notice containing information concerning the establishment, condition or change in any aeronautical facility, service procedure or hazard, the timely knowledge of which is essential to personnel concerned with flight operations.

Oceanic Airspace
----------------
Airspace over the oceans of the world, considered international airspace. Responsibility for the provisions of air traffic control service in this airspace is delegated to various countries, based generally upon geographic proximity and the availability of the required resources.

Preferred Routes
----------------
Fixed routes established between busier airports to increase air traffic control system efficiency and capacity. Also known as Preferred IFR Routes.

SITA (Societe  Internationale  de  Telecommunication  Aeronautique)
------------------------------------------------------------------
A vendor of aviation communication services.

                                     PART I

Forward Looking Statements

When used herein, the words "believe," "anticipate," "think," "intend," "may," "could," "will be," "expect," "estimate," and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future results and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by Compuflight, Inc. which attempt to advise interested parties of the factors which affect it, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in Item 6 hereof.

Item 1.       Description of Business

GENERAL
Compuflight, Inc. (the "Company" or "Compuflight"), directly or indirectly through its wholly-owned Canadian subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing, and supporting computerized flight operations management systems to the commercial aviation industry. The Company was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987.

Navtech Systems Support Inc. was incorporated in 1987 in the Province of Ontario. Support's Waterloo, Ontario facility houses the research and development, customer support, sales, and financial functions of the Company as well as an operations data center (see Item 2 hereof). Much of Support's early development work was undertaken for the installation of flight planning systems at Wardair and Pan American Airways (PanAm). The Company develops and markets software under the names of both Compuflight and Navtech that is designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations. Specifically, the Company's software provides on-line solutions in the areas of flight planning, route of flight analysis and optimization, hi-level winds, weather, and NOTAM (Notice to Airmen) information, communications, runway analysis, and various aspects of performance engineering. The Company's software is licensed for use on UNIX and LINUX open systems, client server platforms. The Company utilizes two primary delivery mechanisms to address its target markets: Service Bureau Operations and Product Licensing and Integration.

The Company's software operates in real time and is designed to enhance airline operational capabilities and competitiveness through flight plan optimization, reduced operational and fuel costs, and provision of faster and more inclusive operational and management information. Additionally, portions of the software are licensed as core technology around which the Company and its Teaming Agreement Partners construct leading edge enterprise systems.

The Company's success is based upon its highly skilled and experienced technical and flight operations personnel who develop and maintain the Company's core technology. The Company is focused on growing the product licensing and integration business to match or surpass the revenue generated by the service Bureau Operations.

Compuflight is publicly traded on the NASD OTC Electronic Bulletin Board under the symbol CMFL. The Company's principal executive offices are located at 125 Mineola Avenue, Roslyn Heights, New York (telephone number: (516) 625-0202.

RECENT DEVELOPMENTS

Acquisition of Skyplan Services (UK) Limited
--------------------------------------------
On October 1, 1999, Support entered into an agreement to purchase all of the outstanding shares of Skyplan Services (UK) Limited ("Skyplan") from Skyplan Services Ltd. Skyplan, incorporated in the United Kingdom, provides flight planning and overflight permit assistance through a service bureau located near Gatwick Airport, London, England. Currently, there are eight full-time staff members employed at this location. Skyplan's customer base is primarily located throughout Europe, Africa and the Middle East.

The Company will be accounting for this acquisition by the purchase method. Accordingly, the Company will only include results of operations of Skyplan in its books from October 1, 1999. Furthermore, under the purchase method, the Company will determine the fair market value of the assets in order to properly allocate the purchase price and separate out the goodwill component, if any. Goodwill, if any, will be amortized on a straight line basis over a ten year period.

In consideration for the shares of Skyplan, Support has agreed to pay to Skyplan Services Ltd. CDN $180,000 in two installments. The first installment of $125,000 was payable upon closing. The second installment of $55,000 is payable upon the successful transfer of services and systems to Support during the transition period from October 1, 1999 to October 22, 1999. No shares of the Common Stock of the Company were issued.


Acquisition of Weather Services Division of Global Weather Dynamics Inc. by Navtech Applied Research Inc.
--------------------------------------------------------------------------------
On July 15, 1998, Navtech Applied Research Inc. ("NARI"), a principal shareholder of the Company (see Items 11 and 12 hereof) and affiliate company of Compuflight, acquired the Weather Services Division ("WSD") of Global Weather Dynamics Inc. ("GWDI").

In connection with the acquisition, the Company issued 300,000 shares of Common Stock to NARI at a purchase price of $135,000 (see Item 12 hereof). NARI, in turn, transferred 250,000 of such shares to GWDI in consideration for the assets of WSD and issued 50,000 of such shares to Cambridge Information Group, Inc. for investment banking services.

Following the acquisition by NARI of the assets of WSD, NARI and Compuflight entered into a non-exclusive, non-transferable licensing agreement for a term commencing August 1, 1998 and expiring October 31, 2000 pursuant to which Compuflight was granted the right to install, configure, modify and use the software acquired by NARI in Compuflight business. In addition, Compuflight also entered into a sub-lease for the operations data center in Monterey, California, formerly that of the GWDI Weather Services Division. In addition, Compuflight hired the former employees of WSD.

The Weather Services Division of Compuflight provides weather data software and services and other related data services primarily to the commercial aviation community. The Monterey data center processes data describing or predicting the state of the atmosphere on a 24 hour, 7 day per week basis from sources including the U.S. National Weather Service and the Federal Aviation

Administration circuits as well as a number of other countries' data circuits. Customers access Compuflight's weather services through land-based communications networks employing the latest distributed processing technologies.

INDUSTRY BACKGROUND

Commercial Aviation

The commercial airline industry continued to realize positive results throughout 1997, having increased traffic and sales levels over 1996. The principal impetus for this turnaround is the ongoing restructuring that airlines were forced to undertake in 1993 due to a severe recession that lasted from 1990 to 1993, increased competition from non-traditional carriers seeking to serve a specific market segment and doing so with a lower operating cost structure, and continued long-term growth of the North American economies. According to the International Air Transportation Association ("IATA"), 1996 and 1997 set new profitability records for the world airline industry, and more specifically the North American one, with net profit for members rising to $5.5 billion in 1996, an increase of $300 million over 1995.

Airline Classification

There are over 1,500 commercial airlines providing service around the globe, and they are typically defined by either the type of service offered, annual revenues or by the type of aircraft they utilize. Major airlines are categorized as earning revenues in excess of US$1billion or more annually in scheduled service and generally providing countries with nationwide service and in some cases worldwide service. There are approximately 40 carriers in this category. National carriers are scheduled airlines with annual revenues between US$100 million and US$1billion, and typically serve particular regions of North America or serve as foreign country flag carriers. The national carriers also provide long haul and even international service. There are approximately 400 airlines in this category. Regional airlines are carriers whose service is limited to a single region of a country and tend to have annual revenue of US$20million to US$100 million. Their operations tend to either feed passengers to the larger airline's centers, or operate in under-served markets.

Geographic Trends

Economic forces are expected to continue driving consolidation to a point where major airline alliances occur, such as the One World Alliance and the Star Alliance. These alliances will face competition from a large number of niche airlines, including the national carriers that differentiate themselves by geography or market segmentation. Smaller regional carriers seeking to protect or expand their share of particular geographical markets or business segments will be forced to compete with these global alliances.

Flight Operations Software Market Outlook

While there are significant savings in fuel and flight time to be achieved by the major U.S. carriers within domestic flight operations, the most dramatic savings are to be realized on international routes. With the shifts in air traffic management, particularly the easing of overflight restrictions in China and the former Soviet republics, international air carriers can literally chart new territory, saving upwards of two hours per flight. This improvement is a result of integrating the international development referred to as FANS (Future Air Navigation System), which provides an air traffic management infrastructure that relies largely on the use of GPS (Global Positioning System) satellite-based navigation, with the carrier's flight operations system.

To address the requirements of FANS, airlines are now seeking new technology solutions to assist in the development of cost effective flight operations, including flight planning, weather management, crew scheduling, runway analysis, and chart management.

PRODUCTS AND SERVICES

Navtech's product strategy is to offer an integrated flight management system to medium size carriers. In 1998 the Company integrated flight planning, flight following, weather and NOTAMs into an Operations Control System product called AURORA. The AURORA product is delivered as an installed system at the customer's operations facility. In addition to AURORA, the Company offers COMPASS(TM), an easy to use flight planning software product designed for start-ups and small airlines. To complement AURORA and COMPASS, the Company also provides COMRADE(TM) , a Windows-based runway analysis solution for use in an aircraft cockpit or in the airlines operations center.

In addition to the Company's software products, the customer is also provided with a range of data services delivered from the Company's hosted systems, such as weather related data like high-level winds, text weather and NOTAMs. The Company also provides a subscription service for the provision of aircraft performance data to be used in the calculation of take-off and landing settings.

Operations Control Systems - AURORA

In March, 1998, the Company released its new core Flight Operations Control System, AURORA. The new product provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of the airline's performance.

The AURORA system was designed to operate on the powerful, scalable, open source LINUX operating system. LINUX provides an alternative to traditional UNIX based systems at a lesser cost without losing any of the power, speed or reliability that the commercial airline Information Technology division requires.

The Operations Control System can be implemented as a COTS (Commercial off the Shelf) application with reduced installation time and increased maintenance capability.

Through the Company's Value Added Reseller VAR agreement with IBM, the required hardware components are configured, tested and fully certified prior to delivery to the customer. As part of its project management services, the Company takes responsibility for all aspects of the delivery including ordering of communications circuits, installation of all hardware, and testing at the customer's site.

Flight Planning

Recognizing the fact that a customer's flight operations department may not grow large enough in size to utilize a fully integrated flight operations control system, the Company markets a scaled-down version of its AURORA product. In addition, the Company also markets to the regional carriers and to the airline utilizing less than 5 aircraft operators, the text-based flight planning system, COMPASS(TM), to fill the need to provide a basic flight plan and to position the Company to develop a relationship, as the carrier grows.

The Company's COMPASS(TM) flight planning software, which is provided on a service bureau basis, is designed to improve operational efficiency by providing easy-to-use `single screen' formats for timely dispatching of flights. The system responds quickly to changing flight situations so that fuel, flight time, alternate routing, and payload information can be readily modified.

Runway Analysis - COMRADTM

The Civil Aviation  Authority for each country  outlines the  regulations  under which an aircraft operator must conduct its flying operations. Most jurisdictions require the operator of a passenger or cargo carrying aircraft to complete a take-off and landing runway assessment before each flight to ascertain the feasibility and limitations of operating the aircraft on a particular runway given specific meteorological conditions.

Traditionally, this function is carried out in two places, the flight operation dispatch department and the aircraft cockpit. The source of data required to complete the runway analysis function has been a series of manuals containing hundreds of aircraft performance tables, which are either generated internally or by a third party. It is a very cumbersome and time consuming exercise to sort through these tables and gather the information necessary to complete the calculation.

The Company has responded by developing COMRAD, a PC/Windows based runway analysis solution which completely automates the calculation of take-off/landing speeds and maximum payload values. The major benefits of COMRADTM include:

      o  accuracy and consistency of output
      o  timeliness/accessibility of information
      o  ease of use

All of these benefits result in the aircraft being able to transport the maximum amount of payload, and therefore, generate the maximum yield for the flight.

To accelerate the growth of this market segment, in 1998 Support entered into a long-term software licensing agreement with Operational Performance Systems ("OPS") of Lake Forest, CA, a provider of aircraft engine calculation software. OPS has an extensive library of aircraft engine calculation software and has agreed to allow Support to incorporate these into its COMRAD product on a royalty basis.

V1 Plus(TM)

V1PLUS is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments or that wish to augment their existing in-house database.

The V1PLUS Manual provides the airline customer with customized take-off and landing data specific to various aircraft/engine combinations, flap settings and runways and is available 24 hours per day/7 days per week from Support's Waterloo operations center. Commercial pilots are required by law to have in their possession a current runway analysis for each flap setting of their aircraft for each end of each runway for each airport from/to which they depart/land.

Weather Systems

With the establishment of the Company's Weather Services Division, the Company began providing weather-related products and services to an established customer base complimentary in nature to its existing products and customers. The Company's weather-related products include high level winds and raw data feeds, text weather systems, and NOTAMs.

The Company, through proprietary access to certain data circuits of the U.S. National Weather Service, has become a primary provider of this data to foreign governments, marine service companies and airlines. Additionally, the Company has been able to differentiate itself by offering redundant sources and methods of delivery, thereby assuring customers of the timely delivery of this critical data.

Text Weather Solutions

Weather data is available by querying one of the Company's mainframes in Monterey or by licensing a distributed system which receives its data via satellite. Additionally, the customer can use templates and timed messaging utilities to automate the scheduling and delivery of critical flight information.

NOTAMs

NOTAMs (Notice to Airmen) are notices published by each country's Civil Aviation Authority ("CAA") to provide notice of restricted areas, meteorological changes, runway conditions and other pertinent information required by a pilot for safe flight.

The Weather Services Division processes, decodes and translates the data transmissions from 80% of the CAAs around the world. The NOTAMs database can then be queried by the airline customer to provide the relevant NOTAMs for the origin, destination and alternate airports along the route of flight.

Customer Support Services

The Company offers comprehensive software support and customer account management throughout the United States, Canada, Africa, and Europe which is designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new systems functionality and ongoing enhancements, and telephone hot-line support. Due to the significant value of the customer's investment in the licensing of the Company's software, the Company believes that quality support services are a critical component of the customer's satisfaction level. The Company's customer support services are provided from its Waterloo, Ontario and Monterey, California facilities, operating 24 hours per day, 7 days per week.

Custom Programming Services

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

MARKETING & SALES

The Company maintained its global marketing strategy throughout 1997 and 1998, either through direct sales or through agency agreements. The intended target markets were airlines seeking to internalize their flight operations function by utilizing the Company's software and those of its existing customers seeking to upgrade to AURORA. Additional emphasis has been placed on the formation of markets for derivatives of the core product offering and the Company was successful in licensing its technology to Techsult Eduplus Inc. based in Montreal, Quebec for the creation of a simulator to be used in the training of an airline's dispatchers.

To focus on increasing market share in the Company's defined niches, the Company continued to focus its primary marketing effort in North America and has achieved an order back-log of four months for its new products. The marketing and sales program, as managed by the Vice-President of Sales & Marketing, seeks to present selected product and service options to current and potential customers based on the Company's ability to provide a solution to fulfill a defined business need in the flight operations department.

Although the full potential of the North American market has yet to be realized, the Company believes that future operational results will depend in part on its ability to increase sales in the international marketplace, specifically Europe, South America, and Asia/Pacific. The Company's marketing plans, therefore, include a strategy to supplement its current agency agreements with direct marketing efforts, although such a strategy may result in increased expense which could have a short-term adverse effect on the results of operations.

The Company will be employing local in-country agents to sell the Company's products offshore. Additionally, through the development of a relationship with The Republic Group, an Arlington, Virginia based international technology marketing company, which has an established worldwide network of over 50 in-country agents around the globe, the Company has the opportunity to gain direct access to various state-owned airlines.

COMPETITION

The applications software market for airline operations management systems is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality, total cost of solution, support infrastructure, relationships, underlying technology, product architecture, and the financial stability of the vendor.

The Company competes or may compete directly or indirectly with i) development by the major airlines' Information Technology ("IT") departments, ii) aviation software vendors that may expand their product offerings by developing or acquiring flight operations systems, and iii) independent companies that have developed flight operations management solutions for commercial aviation.

A number of major airlines' have formed independent companies or divisions to develop, market and install flight operations solutions. American Airlines ("AMR") created The Sabre Group Holdings, Inc. in June 1996 to consolidate AMR's information technology solutions, including reservations and flight operations, into a separate company. Sabre currently focuses on providing outsourcing to AMR, Canadian Airlines, U.S. Airways and other customers. Other examples of major airline IT spinoffs include British Airway's Speedwing Technologies and Lufthansa's Informationstechnik & Software GMBH.

In addition to the major airlines direct involvement in the development and marketing of systems and services, a number of commercial carriers are utilizing, as partners, the large systems integrators, such as EDS, Unisys, KPMG, Anderson, and IBM Global Transportation Group. The system integrators promote complete end to end solutions through partnering with companies that have expertise in each facet of an airlines' operation and then providing the project management, integration and support services required by the airline.

The large aviation software vendors have a variety of backgrounds. Jeppesen, recognized as the industry leader in the provision of aviation charts, has been the dominant entrant in the provision of flight operations software and services to the major airlines in North America. In Europe and Africa, SITA, which started out as an aviation telecommunication organization, has branched out into a number of airline automation services, including flight operations.

The independent competitors to the Company tend to be relatively small firms with customer bases of less than 100 air carriers and have not realized significant gains in either sales or expanded product lines or consolidation with competitors.

Many of the Company's competitors have greater financial, technical, marketing, and other resources and a larger installed base of customers. In order to be successful in the market, the Company must respond quickly and effectively to changes in customer requirements.

RESEARCH AND DEVELOPMENT

The Company invested significant resources during fiscal 1997 and fiscal 1998 to develop new software functionality and to enhance its existing software. Research and development expenses were approximately $99,494 and $77,445 for the years ending October 31, 1997 and 1998, respectively. See Item 6 hereof.

The Company completed the commercial product release of its Aurora system in March, 1998 following beta testing at its launch customer, Southern Air Transport.

The research and development plans for the Year 2000 are based on a study of the customer requirements. The key results are as follows:

- The requirement to introduce new subject matter expertise to lead the design and development of new functional requirements.

- The adoption of a new design modeling framework to aid in rapid prototyping and testing of new technologies.

- A detailed product strategy plan and resultant research and development statement of work to achieve the goals of the plan. Some of these activities will include the integration of runway analysis, increased text weather capabilities, and overflight billing.

- Other activities are focused on the completion of the Company's integration project at its Monterey operation.

INTELLECTUAL PROPERTY RIGHTS

The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. The Company has not filed for patents due to the lack of effective patent protection for software. In the past, the Company and Support have licensed certain versions of source code to a limited number of customers for specific uses. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to that of the Company. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and increased investment in research and development of new products.

EMPLOYEES

As of September 30, 1999, the Company had a total of 67 employees including 29 in operations and account management, 21 in research and product development, 4 in sales and marketing, and 13 in management, finance and administration. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good. The Company believes that its success will depend, to a large degree, upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and to retain personnel with flight operations expertise. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service, and support its products and conduct its operations successfully.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company maintains offices in the following locations.

Roslyn Heights, New York

Compuflight leases approximately 1090 square feet of office space at 125 Mineola Avenue, Roslyn Heights, New York. Concurrent with the move of the Company's executive offices from Port Washington to Roslyn Heights on July 1, 1998, the remaining operational functions in New York were shifted to Monterey, California and Waterloo, Ontario. The monthly rent expense as of September 30, 1999 is approximately $3,000 per month and the lease terminates on December 31, 1999 at which time the executive offices will be transferred to the Monterey, California offices.

Until June, 1998, Compuflight leased approximately 2,700 square feet of office space at 99 Seaview Boulevard, Port Washington, New York, for its executive offices. The monthly rent expense as of June 1, 1998 was $4,499 per month.

Monterey, California

Effective as of July 31, 1998, Compuflight subleased approximately 5,400 square feet of office space at 2400 Garden Road, Monterey, California for the establishment of the Company's Weather Services Division. The monthly rent expense as of September 30, 1999 was $6,150. The main tenant's lease expires December 31, 2001.

Waterloo, Ontario

Support leases approximately 9,300 square feet of office space at 175 Columbia Street West, Waterloo, Ontario, which is used for flight operations, software development, customer support, and administration. This lease became effective November 1, 1996 and terminates October 31, 2006. The monthly rent expense, inclusive of common area rent, is approximately CDN $14,100 as of September 30, 1999. The lease calls for additional increases on each anniversary.

Ottawa, Ontario

Support's leased premises in Ottawa, Ontario function as the corporate offices for the Company. Until September 1, 1998, the space encompassed approximately 1,000 square feet at 50 O'Connor Street, Ottawa, Ontario with a monthly rent expense, inclusive of common area rent, of CDN $1,400 per month.

As of September 1, 1998, Support's office was relocated to 275 Slater Street, Ottawa, Ontario. The sublease for approximately 1,000 square feet expires on September 30, 2000, and the monthly rent expense as of September 30, 1999 was approximately CDN $1,790.

The Company's total rent expenses were approximately $149,000 for the years ending October 31, 1996 and 1997, respectively. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS


Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1997.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The Company's common stock is traded on the NASD OTC Electronic Bulletin under the symbol "CMFL". The high and low bid prices of the common stock, as furnished by the National Quotation Bureau, Incorporated, are shown for the fiscal periods indicated. Such prices represent prices between dealers which, do not include retail markup, markdown or commission and do not represent actual transactions.

Fiscal Year Ended             Bid Price
October 31, 1997         High           Low
-----------------        ----           ---

First Quarter            $ 1/2          $ 3/8

Second Quarter            13/32           3/8

Third Quarter              3/8            1/4

Fourth Quarter             2/3            5/16


Fiscal Year Ended
October 31, 1996         High           Low
------------------       ----           ---

First Quarter            $ 5/8          $5/8

Second Quarter             1             1/2

Third Quarter              1/2           1/2

Fourth Quarter             1/2           1/2

(b)  Approximate Number of Record Holders

Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of record holders of the Company's common stock at September 30, 1999 was 826.

(c)  Payment of Cash Dividends

No cash dividends have been paid by the Company on its common stock and no cash dividends are anticipated in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenue represented by certain items in the Company's consolidated statements of operations for the years indicated:

                                                  Percentage of Total Revenue
                                                      Year ended October 31,
                                                        1997           1996
                                                --------------------------------

Revenue
   Service fees                                          96%             86%
   Hardware sales and software licenses
   sales                                                  4              14
                                                 ---------------  --------------
     Total revenue                                       100             100
                                                 ---------------  --------------

Costs and expenses
   Operating                                              86              57
   Research and development, net                           1               3
   Selling, general and administrative                    55              32
   Allowance for reduction in SR&ED credits               11               -
   Restructuring costs                                     3
   Office relocation costs                                 2
   Depreciation and amortization                           6               4
                                                 ---------------  --------------
     Total operating expenses                            164              96
                                                 --------------  --------------

Income (Loss) from operations                            (64)              4
Other (expense) income                                    (1)              -
                                                 ---------------  --------------

Net (loss) earnings                                      (65)%             4%
                                                 ===============  ==============


REVENUE

The Company's revenue is derived from two major sources: (i) service fees for the provision of flight planning services, runway analysis services, and ongoing customer support and (ii) sales of hardware and software license sales. Revenue from license fees is recognized at the later of delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under terms of a license agreement. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized as cash is received. Systems consulting and implementation fees and hardware commissions are recognized upon rendering of services. Custom software development, communication charges, and aviation database income and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed.

Total revenue decreased approximately $784,000, or approximately 22%, from approximately $3.6 million in 1996 to approximately $2.8 million in 1997.

Geographic Analysis

                Total Revenue (in $'000)              % of Total Revenue
            ------------------------------------ -------------------------------
                          For the year ended October 31,
            --------------------------------------------------------------------
                         1997             1996             1997            1996
--------------------------------------------------------------------------------

United State        $      2,052     $      2,970            73%             83%
Canada                       524              369            19%             10%
Other jurisdictions          214              236             8%              7%
                         -------         --------           ----            ----
                    $      2,790     $      3,575           100%            100%
                         =======          =======           ====            ====

The Company's products and services are used by airline carriers primarily in the United States and Canada, although its customers are also located in Europe, Mexico, Africa, and South America (see Recent Developments - Acquisition of Skyplan Services (UK) Limited). In fiscal 1997, the Company derived approximately $2.1 million from sales in the United States as compared to approximately $3.0 million in fiscal 1996. This decrease is due primarily to the inclusion in fiscal 1996 of a one-time settlement from Harris Corporation ("Harris") related to a software development contract in a prior year, for which the Company had not previously included any income as the ultimate settlement was not measurable. Sales in Canada accounted for approximately $524,000 in fiscal 1997 as compared to approximately $369,000 in fiscal 1996. This increase is due primarily to an increase in Canadian customer billings and customer base. Sales in other jurisdictions amounted to approximately $214,000 in fiscal 1997 as compared to approximately $236,000 in fiscal 1996, which represents a decrease of approximately $22,000, or approximately 9%. This decrease is due primarily to the loss of one customer.

Service Fees

Revenue from service fees was approximately $2.7 million in 1997 compared with approximately $3.1 million in 1996, a decrease of 13% or approximately $413,000. The decrease is primarily attributable to the termination of a contract with a large airline customer in June 1996, resulting in a decline of approximately $77,000. Subsequent to July 1997, a new software development agreement was signed with the aforementioned airline. Furthermore, revenue for the year ended October 31, 1996 included approximately $106,000 from a teaming arrangement with a U.S. systems integrator which was completed in 1996. Also, approximately $136,000 was lost due to the bankruptcies of three airline customers and approximately $368,000 of the decline was attributable to the loss of two larger service bureau customers. Increases were realized from revenue from a contract with the United States Postal Service totaling approximately $61,000, as well as from a net increase in billings of approximately $213,000 from existing and new customers.

Hardware Sales and SoftwareLicenses/Sales

Revenue from hardware sales and software license sales decreased approximately $371,000, or approximately 75%, from approximately $497,000 in 1996 to approximately $125,000 in 1997. This decrease is primarily attributable to the inclusion of the Harris settlement of $450,000 in fiscal 1996 and is offset by licenses of both the Company's COMRAD and AURORA product of approximately $79,000.

COSTS AND EXPENSES

Operating Expenses

Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

Operating expenses were approximately $2.4 million in 1997 compared with approximately $2.0 million in 1996, an increase of approximately $374,000, or approximately 19%. This increase is primarily attributable to an increase in salaries and benefits of approximately $370,000 from the addition of several senior staff in sales, as well as additional operations and support staff. Furthermore, a decrease in computer maintenance and lease costs of approximately $31,000, a decrease in communications charges of approximately $25,000, an increase in rent costs of approximately $50,000 and an increase in subcontractor charges of approximately $16,000 added to the overall increase in operating expenses. There was a decline in other operating expenses of $6,000.

Research and Development Expenses

The Company's research and development activities are undertaken in Canada. Support qualifies for certain Scientific Research and Experimental Development (SR&ED) investment tax credits under the Income Tax Act (Canada) on eligible research and development expenditures. Refundable tax credits have been recorded at a rate of 35% and non-refundable tax credits, which can be used to offset Canadian federal income taxes otherwise payable, will be recognized at 20% when such taxes become payable. These refundable tax credits are netted against gross research and development expenses for financial statement purposes.

Net research and development expenses decreased from approximately $122,000 in 1996 to approximately $35,000 in 1997, representing a decrease of approximately $87,000, or approximately 71%. The Company's research and development team had completed the majority of its work on the new AURORA program during the last quarter of fiscal 1996 and the first quarter of fiscal 1997. Accordingly, this resulted in a decline in research and development expenses during 1997. The Company has claimed scientific research and experimental development investment tax credits of approximately $64,000 for the year ended October 31, 1997 as compared to a claim of approximately $290,000 for the same period in 1996.

The Company recorded an allowance for the assessed reduction of its Investment Tax Credits. These reductions are as a result of the technical audit performed by Revenue Canada and the Company has filed a Notice of Objection to these assessments. No assurance can be given as to the Company's ultimate success with respect to the Notice of Objection.

Selling, General, and Administrative Expenses

Selling,   general,  and  administrative  expenses  increased  by  approximately
$375,000, or approximately 32%, from approximately $1.2 million in 1996 to approximately $1.5 million in 1997. This increase can be attributed primarily to increases in bad debt expense of approximately $38,000 and in consulting fees of approximately $539,000. The increase in consulting fees is directly attributable to the write down of the note receivable due from a former Chairman of the Company. The note was being reduced on a monthly basis by payments due under a consulting agreement between the former Chairman and the Company. Based on an evaluation by the Company that it no longer derives any benefit from the consulting agreement, it has offset the required future contractual payments against the note in its entirety. The note had previously been included as a component of equity.

The Company recorded declines in several expense items, which served to offset the increases noted above. Specifically, professional fees decreased approximately $48,000, travel decreased approximately $52,000, shareholder relations costs decreased approximately $29,000 and net other selling, general and administrative expenses decreased approximately $73,000. Both professional fees and shareholder relations costs in 1996 reflected the additional costs incurred to remedy the Company's delinquent filings.

Restructuring Costs

The Company has segregated costs related to its restructuring plan, which commenced in February 1997. The plan was initiated to consolidate the Company's operations in the Port Washington and Waterloo offices, including the transfer of the aircraft performance engineering software development effort. As a result of these activities, both staff levels and related operating costs have been reduced at the New York facility.

Office Relocation Costs

The Company has segregated office relocation expenses related to the move of its operations and administrative center to premises in Waterloo, Canada. These costs include, among other items, the cost of contract management for the construction phase and the successful transfer of the Company's communications and computer system.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below.

Interest expense increased approximately $18,000, or 20%, from approximately $87,000 in 1996 to approximately $105,000 in 1997 due to continued deferrals on debt payments and from penalties related to late remittances with Revenue Canada.

NET EARNINGS

The financial statements reflect a net loss of $1.9 million for fiscal 1997, as compared to net earnings of $149,666 for fiscal 1996. This represents a decline of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the Company financed a significant part of its operations by negotiating a fixed term bank loan for the purchase of specific operation-critical fixed assets as well as a revolving line of credit with the same bank. In addition, the Company's lease at its new facility in Waterloo, Ontario provided for the landlord to install leasehold improvements at no additional cost.

As of October 31, 1997, the Company had a working capital deficiency of $1,039,201. The financial position of the Company has improved subsequent to the year ended October 31, 1997, primarily as a result of the partial collection of the Company's investment tax credits in the fourth quarter of 1998 and the second quarter of 1999. In addition, the Company has issued three AURORA licenses since the year ended October 31, 1997. These items are more fully disclosed in the Form 10-QSB for the particular quarter.

Cash flows from operations amounted to a net outflow of $221,574 in 1997 as compared to a net inflow of $104,361 in 1996. This outflow is primarily due to the impact of the net loss for the year, which in turn was offset by the write off of the note receivable from the Company's former Chairman. Lastly, the Company continued to defer payables whenever possible. Cash flows from investing activities amounted to a net outflow of approximately $123,000 as compared to a net outflow of approximately $10,000 in 1996. The change is primarily attributable to the purchase of fixed assets, less the proceeds from lease inducements received by the Company. Cash flows from financing activities amounted to a net outflow of approximately $155,000 in 1996, as compared to a net inflow of approximately $293,000 in 1997. This inflow is attributable primarily to the receipt of proceeds from a fixed term bank loan by Support for the purchase of specific fixed assets, as well as proceeds from bank revolving demand loans. As a result of these activities and the resulting effect of foreign currency transactions, the Company recorded a net cash outflow of $37,362 in 1997 as compared to a net cash outflow of $60,550 in 1996.

As of October 31, 1997, the Company had no significant capital commitments. Reference is made to Item 1 hereof for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services (UK) Limited. The Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

The Company's bank indebtedness, after offsetting the restricted cash held as security against the loans, as of October 31, 1997, was $113,611.

COMMITMENTS AND CONTINGENCIES

Support Class B Special Shareholders Redemption

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for an aggregate amount of $540,000 Canadian. As at October 31, 1997, no dividends had been paid or declared on these shares.

Employment and Consulting Agreements

Reference is made to Note I-2 to the Company's consolidated financial statements included herein as Item 7 for a discussion of certain employment and consulting agreements entered into by the Company or Support and certain minimum compensation obligations thereunder.

Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces a previous employment agreement, as amended, and calls for the payment, among other things, of $600,000 in 96 semimonthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors). See Item 12 hereof.

PLAN OF OPERATION

The Company's Plan of Operation is discussed in its Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999, which are being filed concurrently with this Form 10-KSB.

YEAR 2000 COMPLIANCE

In 1998, the Company implemented a Year 2000 Project Management Plan in which the Company adopted a phased-in approach in preparing its internal operations for the Year 2000 date change. These phases are identified as follows: Awareness and Strategy Phase - the process of defining project objectives and methodology while setting key milestones; Inventory Assessment and Business Impact Phase the process of taking inventory of all core business processes and assessing business and customer risks associated with non compliance; Renovation and Conversion Phase - the process of systematically diagnosing and replacing known systems identified to have Year 2000 date issues; Validation Phase - the process of testing replaced systems and ensuring compliance and the Implementation Phase
- the process of executing and monitoring action plans and contingency planning.

The Company's operations were segregated into six core systems areas as follows:
Commercial Software Systems, Financial Systems, Facilities and Operations, Information Systems, Data Exchange and Communications Interchange. Within each business process, categorizations of high, medium and low priorities were assigned to each inventoried item covering all facets of operations including hardware and software systems through to power generators and security systems.

The Company has been addressing the non IT areas of the business. Specific areas identified as having high priority to the continued day-to-day operation of the Company include electrical power and other utilities. It was determined that should such vendors suffer a business interruption from the Year 2000 date change, that could also cause the Company to suffer a business interruption. The Company has asked these vendors to certify the year 2000 readiness of the products and/or services they supply, as well as their own internal compliance programs. The majority of the vendors have furnished such certification. Those remaining vendors with a product or service determined not to be compliant or too cost excessive for replacement were isolated and alternative solutions implemented.

As part of the Year 2000 Project Management Plan the Company has also addressed third-party telecommunications vendors. The Company's business is dependent on the ability to transmit data via telecommunication service providers, including AT&T, SITA, ARINC and MCI Worldcom. Some or all of these service providers may rely on other communication service providers who may have insufficient resources to address Year 2000 compliance. A failure within any part of the telecommunications network could disrupt the Company's ability to provide services to its customers and depending on the severity of the interruption, it could have a material adverse effect on the Company's business and results of operations. The Company has asked the four above-named vendors to certify the Year 2000 readiness of the products and/or services they supply, as well as their own internal compliance programs, and has received certification from all of them. The Company does not anticipate the Year 2000 problems that could be encountered to be materially different from those of its competitors.

The Company has substantially completed Year 2000 readiness preparations as of the end of September 1999. The remaining work to be completed includes the testing of Data Exchange and Communications Interchange systems which have been scheduled for completion by October 31, 1999. Extensive testing has and will continue throughout 1999. The status of the Company's readiness efforts is as follows across the six core business processes: Commercial Software Systems-remediation complete with ongoing assessment and testing; Financial Systems-complete; Facilities and Operations-complete; Information Systems-substantially complete, with minor testing scheduled to be completed by November 15; Data Exchange-substantially complete, with minor systems testing scheduled to be completed by October 31; Communications Interchange-substantially complete, with minor re-testing scheduled to be completed by November 15.

Risks of Year 2000 Non Compliance

The Company has designed and tested the most current versions of its Commercial Software and confirmed them to be Year 2000 compliant. However, there can be no assurances that the Company's current customer systems, internal systems and third party systems do not contain undetected Year 2000 defects. The most reasonably likely worst case scenario is that such a defect would include the partial failure of a system that is of mission-critical importance to the Company. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company.

Costs of Year 2000 Project

The Company expects to incur hardware, software and labour costs, as well as other related expense, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $300,000, of which approximately $240,000 was incurred as of September 30, 1999. Costs of the Year 2000 Project will be expensed as incurred and will be paid from operating cash flows.

Contingency Planning

From the onset of the original Project Management Plan, and to the extent practical, contingency plans have been developed to address failures caused by the Year 2000 date change. Contingency planning will address a variety of issues including access to alternative third party vendors for any services, software, and hardware systems. The Company has already begun addressing potential and expected effects of the Year 2000 date change, such as planning for increased customer support in December 1999 and early January 2000, with significant resources scheduled for the cross-over period. The plans also include calculating flight plans and processes manually .The contingency planning will continue to be refined until the transition has been completed.

The aviation industry may be adversely affected by risks associated with Year 2000. The Company's business and results of operations could be materially adversely affected if internal or third-party data, software and hardware products are not Year 2000 compliant in time. There can be no assurances that the Company will not experience serious unanticipated negative consequences by undetected Year 2000 defects in its internal systems, including third party provided data, software or hardware products.

Although the Company is not aware of any claims against the Company related to Year 2000 compliance, the Company may be subjected to litigation. Such litigation, depending on the outcome, could have a material adverse effect on the Company.

ITEM 7.       FINANCIAL STATEMENTS

The financial statements, under Item 13 hereof, begin on Page F-1 following the main body of this document.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the positions and offices presently held with the Company and Support by each present Director and executive officer, as well as by each significant employee of the Company and Support, and his or her age as of September 30, 1999:

         Executive Officers and Directors

============================= --------- ========================================

                                 Age       Positions and Offices Presently Held
             Name                                with the Company and Support
============================= --------- ========================================

Russell K. Thal                   65     Chairman of the Board, Executive Vice
                                         President and Director
============================= --------- ========================================

Duncan Macdonald                  40     Chief Executive Officer
============================= --------- ========================================

Derek Dawson                      30     Chief Operating Officer
============================= --------- ========================================

Dorothy A. English                56     Executive Vice President &  Director of
                                         the Company, Managing Director of
                                         Support

============================= --------- ========================================

Denis L. Metherell                65     Secretary and Director
============================= --------- ========================================

Rainer Vietze                     33     Chief Financial Officer
============================= --------- ========================================

Kenneth M. Snyder                 51     Director
============================= --------- ========================================

Significant Employees
============================= --------- ========================================

                                          Positions and Offices Presently Held
                                               with the Company and Support
     Name                        Age
============================= --------- ========================================

William Bowra                    38       Vice President - Sales and Marketing
============================= --------- ========================================

Robert Sosnowski                 34     Vice President, Chief Technology Officer
============================= --------- ========================================

     Russell K. Thal, a founder of the Company, has served as Chairman of the Board of the Company since October 1994, Executive Vice President of the Company since March 1996 and a Director of the Company since its formation in 1981. Mr. Thal also served as the Company's President from 1981 to July 1995, Chief
Executive Officer from July 1995 to March 1996 and Treasurer from 1981 to December 1993. In addition to managing the Company's operations, Mr. Thal has been responsible for its marketing efforts. Prior to founding the Company, Mr. Thal served as Director - Stations for New York Air from December 1980 to June 1981. From 1978 to December 1980, he was Director of Operations for Seaboard World Airlines, and Senior Director-Military and Charter Operations for Flying Tigers, where he was responsible for day-to-day control of operations, charter and military operations, and fuel purchasing (see Item 12 hereof).

     Duncan Macdonald has served as Chief Executive Officer of the Company since March 1996 and served as Chief Financial Officer of the Company from July 1995 to January 1999 (see Item 12 hereof). From July 1994 to July 1995, Mr. Macdonald provided management consulting services to the Company and Support in a non-officer capacity. Since January 1992, Mr. Macdonald has also served as managing partner of Kintyre & Company, Inc., a management consulting firm based in Ottawa, Ontario.

     Derek Dawson has served as the Vice President - Operations since September 1997 and was appointed Chief Operating Officer in January 1999. From 1995 to 1997, Mr. Dawson served as Manager for Corporate Development for a large industrial contracting firm. From 1991 to 1995, Mr. Dawson was an air navigator with the Canadian Air Force involved in strategic and tactical airlifts as well as training duties.

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

     Rainer Vietze, MTax, C.A., C.P.A. joined the Company in November 1995 as the Director of Finance. He was appointed as Chief Financial Officer in January 1999. Prior to joining the Company, Mr. Vietze worked as a manager for Grant Thornton Chartered Accountants for the period from 1990 to 1995.

     Kenneth M. Snyder has served as a Director of the Company since February 1994. Since October 1995, he has also served as a management consultant to entities in the aviation industry and, since such date, has provided certain consulting, advisory and corporate finance services to the Company. Mr. Snyder served as Vice President and Treasurer of the Company from October 1993 to November 1994 and Chief Operating Officer from November 1994 to July 1995. From October 1993 to October 1995, he served as President and Chief Operating Officer of Support. Prior thereto and from 1984, Mr. Snyder served as Vice President of American AirLease Corporation, a company engaged in the leasing and financing of aircraft.

     William Bowra has served as Vice President of Sales and Marketing for Support since March 1996. Furthermore, he served as Vice President of Business Development and Chief Operating Officer of the Company from October 1996 to January 1999. From 1993 to 1996, Mr. Bowra served as the Regional Sales Manager for AT&T Canada, a Canadian telecommunications service provider. From 1988 to 1993, Mr. Bowra served as a Corporate Account Manager for AT&T/NCR.

     Robert Sosnowski has served as Vice President and Chief Technology Officer since January 1999. Prior to that he served as the Director of Technical Architecture for Support since September 1995. Prior thereto and from 1989, Mr. Sosnowski served as a software engineer for Support.

     Each Director will hold office until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1997, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

ITEM 10.      EXECUTIVE COMPENSATION

     (a)  Summary Compensation Table

                  The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1997 who had a total salary and bonus for such year in excess of $100,000 as well as Duncan Macdonald, the Chief Executive Officer of the Company during the fiscal year ended October 31, 1997.



                            Annual Compensation                 Long-Term Compensation
----------------------------------------------------------------------------------------------------------
                                                                   Awards           Payouts
==========================================================================================================

                                                                          Common
   Name and                                                Restricted     Stock
  Principal                                 Other Annual      Stock     Underlying    LTIP     All Other
   Position     Year    Salary     Bonus    Compensation     Award(s)    Options    Payouts   Compensation
--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============
    Duncan
  Macdonald,    1997     -0-        -0-     $118,826(1)        -0-         -0-        -0-         -0-
    Chief       1996     -0-        -0-     $106,359(1)        -0-         -0-        -0-         -0-
  Executive     1995     -0-        -0-     $ 95,316(1)        -0-       200,000      -0-         -0-
   Officer

--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============

  Russell K.    1997  $139,526      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
    Thal,       1996  $135,863      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
   Chairman     1995  $128,808      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-

=============== ===== =========== ========= ============== ============ =========== ========= =============

(1)  Represents amounts paid as an independent advisor to the Company.  See
     Item 12 hereof.
(2)  Includes $12,000 paid by the Company as an automobile allowance.

(3) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.


     (b) Option Grants Table

                  The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 1997 to the persons named in Item 10(a) hereof:

==========================================================================================================
                     Shares of                Percent of
                     Common Stock            Total Options
                     Underlying               Granted to                  Exercise
                     Options                 Employees in                  Price/          Expiration
         Name        Granted                  Fiscal Year                  Share              Date
----------------------------------------------------------------------------------------------------------
  Duncan Macdonald     -0-                        -0-                       N/A               N/A
----------------------------------------------------------------------------------------------------------
  Russell K. Thal      -0-                        -0-                       N/A               N/A
==========================================================================================================


     (c)  Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value as of October 31, 1997 of unexercised options held by the persons named in Item
10(a) hereof:

=======================================================================================================
                                        Number of Unexercised                Value of Unexercised
                                             Options at                      In-the-Money Options
                                          October 31, 1997                    at October 31, 1997
-------------------------------------------------------------------------------------------------------
              Name                    Exercisable/Unexercisable            Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------
        Duncan Macdonald                 200,000/-0-                              -0-/-0-
-------------------------------------------------------------------------------------------------------
        Russell K. Thal                   75,938/-0-                              -0-/-0-
============================= ================================== ======================================


No options were exercised by any of the named persons during the fiscal year ended October 31, 1997.

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

         Mr. Thal was employed by the Company pursuant to an employment agreement, as amended, (the "Employment Agreement"), which expired on July 31, 1999 (the "Expiration Date") and provided for a minimum annual salary of $125,000 effective December 1, 1993, with annual cost of living increases. Effective August 25, 1999, the Company entered into a retirement agreement (the "Retirement Agreement") with Mr. Thal. The Retirement Agreement replaces the Employment Agreement and calls for, among other things, the continued employment of Mr. Thal at the then existing salary rate until Mr. Thal's retirement date of October 31, 1999. In addition, the Company has committed itself to the payment of $600,000 in 96 semimonthly payments commencing after Mr. Thal's retirement. Mr. Thal will continue as Chairman without compensation (other than standard fees, if any, paid to outside directors) upon his retirement.

Pursuant to the Retirement Agreement, the Company also agreed to reimburse Mr. Thal for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and obtain a declining balance life insurance policy on Mr. Thal commencing with coverage of $600,000 and declining at the rate of $150,000 per year. Any proceeds received will be used by the Company to prepay to Mr. Thal's estate any remaining portion of the $600,000 due. All amounts due by the Company are evidenced by promissory notes that contain acceleration provisions in the event of, among other things, a default in payment.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The total number of shares of Common Stock outstanding as of September 30, 1999 was 2,001,980. The common Stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding Common Stock beneficially owned as of September 30, 1999 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock, (ii) each present Director, (iii) each person named in the Summary Compensation Table above, and (iv) all of the Company's present executive officers and Directors as a group:

==========================================================================================================

                                                                                    Approximate
  Name and Address of Beneficial    Number of Shares Beneficially Owned             Percentage of
              Owner                                                             Outstanding Shares
----------------------------------------------------------------------------------------------------------
Dorothy A. English                    1,007,766(1)(2)                                    50.3%
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Navtech Applied Research Inc.
175 Columbia Street West                802,766(2)(3)                                    40.1%
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Kenneth M. Snyder                       350,000(4)                                       14.9%
207 Pittman Place
Carson City, Nevada
----------------------------------------------------------------------------------------------------------
Innovation Ontario                      125,000                                           6.2%
 Corporation
56 Wellesley Street West
Toronto, Ontario, Canada
----------------------------------------------------------------------------------------------------------
Russell K. Thal                          93,813(5)                                      4.5%
125 Mineola Avenue
Roslyn Heights, NY
----------------------------------------------------------------------------------------------------------
Denis L. Metherell                        6,000                                          *
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Duncan Macdonald                        -   (6)                                          *
275 Slater Street, Suite 2002
Ottawa, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
All executive officers and            1,457,579(1)(4)(5)                               60.0%
Directors as a group (7 persons)
==========================================================================================================
*Less than 1%


(1) Represents 802,766 shares beneficially owned by Navtech Applied Research Inc. ("NARI") (see footnote (3) below) and 205,000 shares beneficially owned by Ms. English.
(2)  Such persons may be deemed parents of the Company.
(3) Represents shares beneficially owned by NARI, of which, the Company has been advised, Ms. English is the Chairman, Chief Executive Officer and sole stockholder. Furthermore, the Company has been advised that these shares have been pledged to Raymond English as collateral for certain amounts due to Mr. English under an agreement between Mr. English and NARI. NARI has maintained voting control over these shares (see Item 12 hereof).
(4) Represents shares issuable upon exercise of options that are currently exercisable.
(5) Includes 75,938 shares issuable pursuant to currently exercisable options and 312 shares owned by Mr. Thal's wife. This shall not be deemed an admission that Mr. Thal is the beneficial owner of the shares owned by his wife.
(6) Mr. Macdonald has voluntarily agreed not to exercise his 200,000 currently exercisable options until such time as the authorized share capital of the Company has been sufficiently increased.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

1.       Navtech Applied Research Inc.

General

Ray English and Associates Inc. ("RE&A") was a corporation incorporated in Ontario, Canada. Until July 15, 1995, RE&A was controlled by Raymond English, a former Chairman of the Company. As of that date, pursuant to a share transfer agreement, the ownership of RE&A was transferred to Mr. English's former spouse, Dorothy A. English. Dorothy A. English is an Executive Vice President and Director of the Company. As of July 2, 1998, RE&A was merged with Navtech Applied Research Inc. ("NARI") and continued operations under the latter name.

NARI was incorporated in Ontario, Canada, on December 31, 1997 and during all material times has been wholly owned by Dorothy A. English, who serves as its Chairman and Chief Executive Officer.

References to RE&A below will pertain strictly to the Company as it existed prior to the merger with NARI.

Share Ownership

NARI owns 802,766 shares of the Common Stock of the Company. On or about July 15, 1995, RE&A had transferred all of its Common Stock of the Company to Dorothy
A. English, as voting trustee pursuant to a voting trust agreement between them. When control of RE&A was transferred to Dorothy A. English, and RE&A and NARI had been merged, the voting trust was terminated and the share certificates returned to NARI. At that time, the shares were placed in escrow as security for amounts owed by NARI to Mr. English and payable under the share transfer agreement.

RE&A/Support Transactions
In 1993, Support charged RE&A, its then parent company, a management, consulting and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Support also advanced funds to RE&A in order to assist RE&A in meeting its continuing obligations. Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of CDN $750,000 (the "RE&A Note") to evidence certain obligations to Support as of such date. The RE&A Note is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually. Effective with the merger, NARI, by operation of law, assumed the obligations represented by the RE&A Note.

Further, pursuant to a consulting and marketing agreement between RE&A and Support, RE&A agreed to provide software marketing services to the Company. Support had the right to offset CDN $3,500 per month against compensation otherwise payable to RE&A thereunder as payment of amounts due under the RE&A Note. Effective July 15, 1998, this agreement was terminated by NARI and Support.

2.       Global Weather Dynamics, Inc.

On or about February 18, 1998, NARI entered into an agreement with Global Weather Dynamics, Inc. ("GWDI") to purchase all of the assets of the GWDI's Weather Services Division ("WSD") for a consideration consisting of $250,000 in cash, the delivery of 250,000 shares of the Common Stock of the Company to GWDI and the delivery of 50,000 shares of the Common Stock of the Company to an unrelated third party involved in brokering the deal. The agreement was consummated on July 15, 1998.

The primary assets acquired included the weather and NOTAMs software that had been developed by GWDI. Also, pursuant to the agreement, NARI obtained an assignment of the WSD contracts.

Following the acquisition by NARI of WSD, NARI and Compuflight entered into a non-exclusive, non-transferable software license agreement (the "license agreement") for a term commencing August 1, 1998 and expiring initially on October 31, 1999. Pursuant to which Compuflight has been granted the right to install, configure, modify and use the software acquired by NARI in Compuflight's business. Pursuant to the license agreement, the term automatically renews for additional one year periods unless either party gives at least 60 days prior written notice of it's desire not to renew. Since no notice was given at least 60 days prior to October 31, 1999, the current term of the license agreement has been extended to October 31, 2000. In addition, pursuant to the license agreement Compuflight is obligated to pay royalties in an amount equal to 10% of certain revenues derived from the sale of data processed using the licensed software. Concurrently, with the execution of the license agreement, NARI also signed to Compuflight the rights it had obtained from GWDI with respect to the WSD customer contracts.

In order to effect NARI's acquisition of WSD certain transactions were undertaken between the Company and NARI to provide the necessary financing as follows:

i. NARI purchased 300,000 shares of the Common Stock of the Company in return for cash consideration of $300 and the delivery of a promissory note in the amount of $134,700, payable in 36 monthly installments and bearing an interest rate of 10% per annum. The note provides that payments are to be made by offsetting royalties due under the Licensing Agreement.

ii. Compuflight borrowed $210,000 from a Canadian financial institution, which loan is repayable over a 28 month term bearing interest at a rate of 9.18% per month. Dorothy A. English was required to personally guarantee the payment of this loan.

iii. The proceeds from the loan were transferred to Support which, in turn, loaned $150,000 to NARI. This loan bears interest commencing November 1, 1998 at a rate of 10% per annum and repayable in 36 monthly installments commencing November 1, 1999.

iv. Subsequent to October 31, 1998, the Company advanced an additional $100,000 to NARI.

The weather and NOTAMs software acquired by NARI and licensed to the Company was of critical importance to the Company in order for it to maintain a competative advantage in the delivery of its products to the marketplace. The Company had determined that the internal development of this solftware wold require at least 10 man-years to complete at a cost estimated to be in excess of $700,000. Furthermore, the Company was paying a third party weather supplier approximately $4,000 per month for information it had determined was below the standards required by the Company's customers.

3.       Russell K. Thal
Reference is made to Item 10(O) hereof.

4.       AVCON Associates Inc. ("AVCON")

AVCON, an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director, leased certain computer equipment to Support. Effective January 31, 1996, the leases were terminated. On October 1, 1996, the Company entered into two new lease agreements for certain computer equipment. These agreements were replaced on June 1, 1999 with amended lease agreements. Under the present agreements, the Company is required to make varying payments until November 2004. The Company believes that the lease payments, which commenced July 1999 at $1,952 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

On October 31, 1996,  the Company  executed and  delivered to AVCON a promissory note in the principal amount of $53,000 Canadian (the "AVCON Note") to evidence amounts due under the terminated lease agreement noted above and outstanding as of such date. On June 1, 1999, the Company amended the note (the "Amended AVCON Note") to include additional arrears that had accumulated on the two leases. The Amended AVCON Note is in the principle amount of $90,000 Canadian and is payable on May 1, 2005 or sooner and provides for payments as follow:

(i)  interest of $1,350 Canadian only from July 1999 to September 2000;

(ii) interest and principal of $2,400 Canadian from October 2000 to April 2005; and,

(iii)a residual payment of principal and interest of $1,263 during May 2005.


5.       Duncan Macdonald

Effective as of June 1, 1996, Support entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald has been retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, as amended in January 1997, Mr. Macdonald is entitled to receive a base weekly fee of $3,000 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter is payable during the term of the agreement. Mr. Macdonald has agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald has waived his entitlement to the bonus amounts related to each of the fiscal quarters of 1997. The Macdonald Key Advisor Agreement expired in 1998 and has not been replaced. Mr. Macdonald continues to serve as Chief Executive Officer. Effective January 1, 1999, the base weekly fee has been paid to a company controlled by Mr. Macdonald, again without the benefit of an agreement.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

          3(A) Certificate of  Incorporation  and amendments  thereto  including
               Certificate of Ownership and Merger (1)

          3(B) By-Laws (2)

          10(A)Employment Agreement dated as of December 1, 1993 between the Company and Russell K. Thal (3) Amendment #1 thereto dated March 14, 1996 (1), and amendment thereto dated January 8, 1997 (4)

          10(B) Incentive Stock Option Plan (2)

          10(C) Non-Qualified Stock Option Plan (5)

          10(D)Consulting  Agreement  dated  as  of  November  1,  1993  between
               Compuflight, Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (6)

          10(E)Promissory  Note dated as of November 1, 1993  payable by Bert E.
               Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (6)

          10(F)Lease dated  October 8, 1996 between  Ferdi  Investments  Company
               Limited  and  Navtech   Systems  Support  Inc.  with  respect  to
               Waterloo, Ontario premises (4)

          10(G) 1995 Key Employees and Advisors Stock Option Plan as amended (1)

          10(H)Consulting  and Marketing  Agreement  dated as of January 1, 1995
               between   Navtech  Systems  Support  Inc.  and  Ray  English  and
               Associates Inc. (1)

          10(I)Promissory Note dated as of July 15, 1995 payable by Ray English and Associates Inc. to Navtech Systems Support, Inc., in the principal amount of $750,000 (1)

          10(J)Amendment to the Promissory Note payable by Ray English and Associates Inc. in the principal amount of $750,000 dated as of June 12, 1996 (7)

          10(K)Key  Advisor  Agreement  dated  as of  October  1,  1995  between
               Compuflight, Inc. and Kenneth M. Snyder (1)

          10(L)Amended and Restated  Stock Option  Agreement  dated as of August
               9, 1995 between Compuflight, Inc. and Kenneth M. Snyder (1)

          10(M)Stock  Option  Agreement  dated  as of  August  9,  1995  between
               Compuflight, Inc. and Duncan Macdonald (1)

          10(N)Key Advisor  Agreement  dated as of June 1, 1996 between  Navtech
               Systems Support Inc. and Duncan Macdonald (7)

          10(O)Retirement  Agreement dated as of August 5, 1998, between Russell
               K. Thal and Compuflight, Inc.

          10(P)Promissory   Note   dated  as  of  August  5,  1999   payable  by
               Compuflight, Inc., to the order of Russell K. Thal in the principal amount of $600,000.

          10(Q)Promissory   Note   dated  as  of  August  5,  1999   payable  by
               Compuflight, Inc., to the order of Russell K. Thal in the principal amount of $60,594.

          10(R)Sale  Purchase  Agreement  dated as of  October  1, 1999  between
               Navtech Systems Support, Inc., and Skyplan Services Limited for the shares of Skyplan Services (UK) Limited.

          10(S)Forbearance and Continued  Service  Agreement dated as of October
               1, 1999 between Navtech Systems Support and Skyplan Services Limited.

          10(T)Software  License  Agreement  dated as of August 1, 1998  between
               Navtech Applied Research, Inc. and Compuflight, Inc.

          10(U)Promissory  Note  dated as of July 15,  1998  payable  by Navtech
               Applied Research, Inc., to the order of Compuflight, Inc., in the principal amount of $134, 700.

          10(V)Promissory  Note  dated as of July 15,  1998  payable  by Navtech
               Applied Research, Inc., to the order of Compuflight, Inc., in the principal amount of $150,000.

          21   Subsidiaries(3)

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

(4) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

         b)  Reports on Form 8-K

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

(7) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.

         The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

     Consolidated Balance Sheet as of October 31, 1997                       F-3

     Consolidated  Statements of Operations for the Years
     Ended October 31, 1997 and 1996                                         F-4

     Consolidated Statement of Shareholders' Deficit for the Years
     Ended October 31, 1997 and 1996                                         F-5

     Consolidated  Statements of Cash Flows for the Years
     Ended October 31, 1997 and 1996                                         F-6

     Notes to Consolidated Financial Statements                       F-7 - F-27

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
     Compuflight, Inc.

We have audited the accompanying consolidated balance sheet of Compuflight, Inc. and Subsidiaries (the "Company") as of October 31, 1997 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compuflight, Inc. and Subsidiaries as of October 31, 1997, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of October 31, 1997, the Company has a deficiency in working capital and shareholders equity of $1,039,201 and $651,535, respectively, and has incurred a net loss of $1,818,652 for the year ended October 31, 1997. This factor, among others, as described in Note B to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Melville, New York
August 5, 1999

                       Compuflight, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                October 31, 1997

                                     ASSETS

CURRENT ASSETS
     Accounts receivable, net of allowance for doubtful accounts
       of $178,997                                                   $   250,476
     Prepaid expenses and other                                           18,206
                                                                     -----------
         Total current assets                                            268,682

INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                      490,850
FIXED ASSETS, NET                                                        403,475
RESTRICTED CASH                                                           50,000

OTHER ASSETS                                                              22,120
                                                                     -----------
                                                                      $1,235,127
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Cash overdraft                                                   $   81,996
     Bank revolving demand loans                                          81,615
     Accounts payable                                                    473,429
     Accrued and other liabilities                                       442,178
     Due to related parties - current portion                            169,608
     Current portion of long-term debt                                    43,627
     Current portion of deferred lease inducements                        15,430
                                                                      ----------
                                                                       1,307,883

DUE TO RELATED PARTIES                                                    76,672
LONG-TERM DEBT                                                           112,702
DEFERRED LEASE INDUCEMENTS                                               123,440
OTHER LIABILITIES                                                         11,751
MINORITY INTERESTS                                                       254,214
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; authorized
       2,500,000 shares; issued and outstanding,
       1,701,980 shares                                                    1,702
     Additional paid-in capital                                        1,545,745
     Notes receivable - former chairmen                                (278,325)
     Cumulative foreign exchange adjustment                               43,070
     Accumulated deficit                                             (1,963,727)
                                                                      ----------
                                                                       (651,535)
                                                                      $1,235,127
                                                                      ==========
The accompanying notes are an integral part of this statement.

                       Compuflight, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended October 31,

                                                                          1997           1996
                                                                   -----------    -----------

Revenue
    Service fees ...............................................   $ 2,665,337    $ 3,078,084
    Hardware, software and license sales .......................       125,030        496,505
                                                                   -----------    -----------

                                                                     2,790,367      3,574,589
                                                                   -----------    -----------

Costs and expenses
    Operating ..................................................     2,398,086      2,023,678
    Research and development, net ..............................        35,334        122,177
    Selling, general and administrative ........................     1,532,665      1,157,488
    Allowance for reduction in scientific research and
      experimental development credits .........................       296,029
    Restructuring costs ........................................        90,948
    Office relocation costs ....................................        67,678
    Depreciation and amortization ..............................       162,448        133,072
                                                                   -----------    -----------

                                                                     4,583,188      3,436,415
                                                                   -----------    -----------

         Operating (loss) income ...............................    (1,792,821)       138,174

Other income (expense)
    Interest income ............................................        54,590         59,825
    Interest expense - related parties .........................       (35,680)       (40,351)
    Interest expense - other ...................................       (68,834)       (46,587)
    Realized foreign exchange loss .............................        (7,690)          (645)
    Waiver of deferred salaries ................................         5,499
    Other ......................................................        30,783         33,751
                                                                   -----------    -----------

         NET (LOSS) INCOME .....................................   $(1,819,652)   $   149,666
                                                                   ===========    ===========

Net (loss) income per share ....................................   $     (1.07)   $      0.09
                                                                   ===========    ===========

Weighted average number of common shares outstanding ...........     1,701,980      1,691,563
                                                                   ===========    ===========


The accompanying notes are an integral part of these statements


                       Compuflight, Inc. and Subsidiaries

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                                                 Years ended October 31, 1997 and 1996
                                                                        Notes         Cumulative
                                                         Additional   Receivable -      foreign
                                      Common stock        paid -in      former        translation   Accumulated
                                     Shares    Amount     capital      chairmen       adjustment      deficit           Total
                                    --------   ------    ----------   -----------     ----------   ------------     -----------

Balance at November 1, 1995         1,576,980  $1,577    $1,444,308   $(1,050,533)    $ 54,034     $   (293,741)    $   155,645

Issuance of common stock              125,000     125       101,437                                                     101,562
Amortization of notes receivable -
   former chairman                                                         71,266                                        71,266
Repayments from RE&A - net                                                 16,759                                        16,759
Foreign translation adjustment                                                          11,125                           11,125
Net income                                                                                              149,666         149,666
                                    ---------  ------    ----------   -----------     ----------    -----------     -----------


Balance at October 31, 1996         1,701,980   1,702     1,545,745      (962,508)      65,159         (144,075)        506,023

Write off of notes receivable -
   former chairman                                                                                                      599,456
Repayments from RE&A - net                                                                                               84,727
Foreign translation adjustment                                                         (22,089)                         (22,089)
Net loss                                                                                            (1,819,652)      (1,819,652)
                                    ---------  ------    ----------   -----------     ----------    ------------     ----------


Balance at October 31, 1997         1,701,980  $1,702    $1,545,745   $  (278,325)    $ 43,070     $(1,963,727)     $   (651,535)
                                    =========   =====     =========    ==========       ======      ==========       ===========

The accompanying notes are an integral part of this statement.


                                      F-5

                       Compuflight, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,

                                                                                          1997           1996
                                                                                   -----------    -----------
Cash flows from operating activities
   Net (loss) income ...........................................................   $(1,819,652)   $   149,666
   Adjustments to reconcile net earnings to net cash
   provided by operating activities
       Depreciation and amortization ...........................................       162,448        133,072
       Provision for uncollectible accounts ....................................       106,731         68,685
       Allowance for reduction in investment tax credits .......................       296,029
       Write off of note receivable - former chairman ..........................       599,456
       Consulting fees, net ....................................................        71,266
       (Increase) decrease in operating assets

         Accounts receivable ...................................................       237,336       (266,390)
         Scientific research and experimental
         development credits
                                                                                       (61,827)      (290,559)
         License fees receivable ...............................................       104,502        235,110
         Prepaid expenses and other ............................................         9,164          3,247
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities ..............................       144,239            264
                                                                                   -----------    -----------
         Net cash (used in) provided by operating activities ...................      (221,574)       104,361
                                                                                   -----------    -----------

Cash flows from investing activities
   Purchase of fixed assets ....................................................      (330,225)       (27,247)
   Proceeds from lease inducements .............................................       141,023
   Payments from RE&A ..........................................................        66,223         16,759
                                                                                   -----------    -----------
         Net cash used in investing activities .................................      (122,979)       (10,488)
                                                                                   -----------    -----------

Cash flows from financing activities
   Cash overdraft ..............................................................        81,995
   Proceeds from bank revolving demand loans ...................................        81,616
   Restricted cash .............................................................       (50,000)
   Payment of notes - former affiliate .........................................      (197,337)
   Proceeds from bank loan .....................................................       158,752
   Proceeds from loan ..........................................................        13,948
   Proceeds from note ..........................................................        47,215         44,753
   Payment of notes ............................................................       (40,031)        (2,943)
                                                                                   -----------    -----------
         Net cash provided by (used in) financing activities ...................       293,495       (155,527)
                                                                                   -----------    -----------

Effect of foreign translations on cash .........................................        13,696          1,104
                                                                                   -----------    -----------

         NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                       (37,362)       (60,550)

Cash and cash equivalents at beginning of year .................................        37,362         97,912
                                                                                   -----------    -----------
Cash and cash equivalents at end of year .......................................   $              $    37,362
                                                                                   ===========    ===========

The accompanying notes are an integral part of these statements.


                       Compuflight, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           October 31, 1997 and 1996


NOTE A - DESCRIPTION OF BUSINESS AND ORGANIZATION

     Compuflight, Inc. (the "Company"), directly or indirectly through its wholly owned subsidiaries, Navtech Systems Support Inc. ("Support"), and Efficient Aviation Systems ("EAS"), is engaged in the business of developing, marketing, licensing and supporting computerized flight planning and aircraft performance engineering services for the aviation industry.


NOTE B - LIQUIDITY AND CAPITAL RESOURCES

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1997, the Company has a deficiency in working capital and shareholders' equity of $1,039,201 and $651,535, respectively, and has a net loss of $1,819,652 for the year ended October 31, 1997. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

          The  Company  and its senior  management  group  have  focused on four specific areas to address both strategic direction and daily operational issues in an effort to position the Company for future profitability as outlined below.

          The Company has increased its marketing endeavors with respect to its two major software products, AURORA and COMRAD. This increase is also tied to a strategic redirection by senior management to focus the Company on the sale of systems versus the provision of flight planning on a service bureau basis. These efforts have resulted in several larger system sales in fiscal 1997. In addition, the Company continues to develop complementary products to address marketplace demands.

          The Company has added to its senior management team in order to provide support for the development, customer support and operations areas of the business. As a result, management believes, an efficient management structure has been created with a clear division between strategic and operational policy development.

          The Company  devoted time to the  realization  of its  investment  tax
          credits  receivable  under  the  Canadian   Scientific   Research  and
          Experimental Development incentive program.

          The Company has continued its pursuit of financing.

                       Compuflight, Inc. and Subsidiaries

                           October 31, 1997 and 1996


NOTE B (continued)

         The Company's operation is dependent upon its ability to obtain new customers, to maintain profitable levels of service and to maintain existing financial arrangements or obtain new financing. There can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital. Additionally, there can be no assurance that additional debt or equity financing will be available, if and when needed, or that if available, such financing could be completed on commercially favorable terms. Furthermore, no assurances can be given the above plans will enable the Company to continue in existence.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

          1.   Principles of Consolidation

               The consolidated financial statements include the accounts of Compuflight and its 100%-owned subsidiaries, Support and EAS. All material intercompany balances and transactions have been eliminated in consolidation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component of shareholders' deficit.

          2.   Fixed Assets

               Fixed assets are recorded at cost. Depreciation and amortization is provided using the straight-line and declining balance methods over the estimated useful lives of the related assets.

          3.   Goodwill

               Goodwill is recorded at cost and is included as a component of other assets. Amortization is computed on the straight-line method over ten years.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE C (continued)

          4.   Software Development Costs

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

               Minority interests at October 31, 1997 consist of 3,600 shares of Class B, nonvoting shares of Support. Such shares, issued for $358,200 Canadian ($254,214 U.S. at October 31, 1997), are
               entitled to noncumulative dividends of $8 per share and are redeemable at the option of the Company for $540,000 Canadian ($383,238 U.S.). To date, no dividends have been declared or paid with respect to such shares.

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE C (continued)

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

          8.   Stock-based Compensation

               During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and income per common share for fiscal 1996, as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense, are presented in Note I.

          9.   Net (Loss) Income Per Share

               Net (loss) income per share of common stock is based upon the weighted average number of shares outstanding during each year. Common stock equivalents consist of additional shares that would be outstanding assuming the exercise of dilutive outstanding stock options. Potential common stock equivalents from outstanding stock options are excluded in computing net loss per share for fiscal 1997 as their effects would be antidilutive. No common stock equivalents were included in the net income per common share calculation during fiscal 1996 as their inclusion would not be materially dilutive.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE C (continued)

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

          11.  Cash Flows

               For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest of approximately $57,800 and $47,600 during the years ended October 31, 1997 and 1996, respectively.

          12.  Accounting Pronouncements Not Yet Adopted

               In February 1997, SFAS No. 128, "Earnings Per Share" was issued and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the Company's financial statements.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE C (continued)

               In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material affect on the Company's consolidated financial statements.

               In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require that reporting of information that is not prepared for internal use if reporting it would be impracticable. SFAS No. 131 also requires that a public company report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material affect on the Company's segment disclosure.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE C (continued)

               In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the Financial Accounting Standards Board issued a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred, and therefore are applicable commencing January 1, 1998, will not materially affect its consolidated financial position or results of operations.

               In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for years beginning after December 15, 1998. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1 to have a significant impact on the Company's consolidated financial condition or results of operations.

          13.  Reclassifications

               For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE D - INVESTMENT TAX CREDITS RECEIVABLE

     The Company has filed claims for Canadian investment tax credits aggregating $946,053 for fiscal years ended October 31, 1992 through October 31, 1997. These scientific research and experimental development investment tax credits are available to certain entities located in Canada for qualified scientific research expenditures. The rate of credit for qualified research and development expenditures varies according to the status of the company and, in certain instances, the company's taxable income for the prior year. Credits aggregating approximately $64,000 and $290,000, in 1998 and 1997, respectively, have been recorded as a reduction in research and development expense.

     In September 1998, Revenue Canada, the Canadian taxing authority, issued an assessment to the Company with respect to its claims for fiscal years ended October 31, 1992 through October 31, 1995 and an assessment for the Company's claim related to fiscal 1996 followed in January 1999. The assessments resulted from the completion of both financial and scientific audits.

     All of the Company's claims were subjected, by Revenue Canada, to reductions based on Revenue Canada's disallowance of certain expenses related to projects deemed non-qualifying. In addition, Revenue Canada also denied the Company's claims for the enhanced refundable credit for the fiscal years ended October 31, 1994 through October 31, 1996 on the basis that the Company did not qualify as a Canadian-controlled private corporation ("CCPC").

     The Company challenged these assessments through the filing of Notices of Objection for each of the claim years. Accordingly, after a review of the file by Revenue Canada Appeals, CCPC status was conferred on the Company and the local appeals officer was ordered to reassess.

     The Company continues to object to the reductions resulting from the scientific audits. At this time, the Company cannot reasonably determine the likelihood of success in appealing the reductions resulting from the scientific audits and has therefore recorded an allowance in fiscal 1997 of $296,029 against its scientific research and experimental development investment tax credits receivable. Due to continued delays in the processing of such appeals at Revenue Canada, it is estimated that a result may take over one year to obtain. To date, the Company has received approximately $285,000 of such credits, which have been applied to outstanding payroll taxes (see Note J).

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:
                                                        Useful
                                                        life             1997
                                                        ------           ----
      Computer software                                5-10 years    $  411,328
      Computer equipment                               5-10 years       374,175
      Furniture and fixtures                           5-20 years        46,507
      Leasehold improvements                           5-10 years       142,298
      Office equipment                                    5 years        78,086
                                                                      ---------
                                                                      1,052,394
      Less accumulated depreciation and amortization                   (648,919)

                                                                     $  403,475
                                                                      =========

     Amortization expense for capitalized software totaled approximately $65,500 and $75,000 in 1997 and 1996, respectively. Accumulated amortization approximated $362,000 at October 31, 1997.


NOTE F - TRANSACTIONS WITH RELATED PARTIES

     Notes Receivable - Former Chairmen

     1. The Company's former Chairman's (through December 1, 1993) total indebtedness (the "Note") to the Company of $804,000 as of November 1, 1993 is payable in equal monthly installments over a ten-year period together with interest at 4-1/2% per annum. Further, the Company entered into a ten-year consulting agreement, as of November 1, 1993, with the former Chairman providing for fees payable substantially upon the same terms of the indebtedness repayment. As of the fourth quarter of fiscal 1997, the Company has written-off the note receivable against future payments due to the former Chairman under the consulting agreement as the Company no longer expects to derive any substantive services from the former Chairman.

          Accordingly, the Company has recorded a charge against earnings of $599,456.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996


NOTE F (continued)

     2. In 1993, Support charged its parent company, Navtech Applied Research Inc. ("NARI"), the successor company to Ray English and Associates Inc. ("REA"), a management and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of NARI. Support also advanced funds to NARI in order to assist NARI in meeting its obligations. NARI was owned by a former chairman of the Company (for the period from December 1, 1993 through October 31,
          1994) who resigned from that position on October 31, 1994. Effective July 15, 1995, NARI executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian (the "NARI Note") to evidence certain obligations to Support as of such date. The NARI Note is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually.

          Further, pursuant to a consulting and marketing agreement between NARI and Support, NARI was to provide software marketing services to the Company. Support had the right to offset $3,500 Canadian per month ($2,484 U.S. at October 31, 1997) against compensation otherwise payable to NARI thereunder as a payment of amounts due under the NARI Note. The consulting and marketing agreement also provided for finder's fees and commissions of 2% and 10%, respectively, for the introduction of potential clients and for the licensing of software. Further, the Company had the right to apply 10% to 25%, as defined, of the finder's fees and commissions against amounts outstanding on the NARI Note.

          Concurrent with the signing of the NARI Note, NARI also transferred all of its common stock of the Company (802,766 shares) to a Voting Trust ("Trust") under the sole administration of Dorothy A. English. Mrs. English is an Executive Vice President of the Company. Effective with the succession of REA by NARI during 1998, Dorothy A. English became the sole shareholder of NARI and at such time the voting trust was revoked and the common stock of the Company was placed in escrow as collateral for amounts payable by NARI to the former chairman under a share transfer agreement. Further, the above consulting agreement between NARI and Support was terminated.

          The Company has provided for an allowance of $300,000 Canadian as of October 31, 1997 ($212,910 U.S. as of October 31, 1997) to reflect management's estimate of the amount ultimately collectible from NARI. Such estimate is based principally on the estimated net worth of NARI, which, in turn, is substantially based upon the estimated fair value of the common shares of the Company beneficially owned by NARI.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE F (continued)

     Since the amount due from NARI is in all likelihood recoverable only from amounts payable by the Company to NARI or from the proceeds derived from NARI's sale of the Company's common stock, the amount due from NARI, net of allowance, has been classified as a separate component of shareholders' equity.

     Due to Related Parties

     Due to related parties at October 31, 1997 consists of the following:

               Support shareholder demand loans (i)               $  35,485
               Accrued interest (i)                                  57,847
               Loans payable - related parties (ii)                  68,118
               Note payable - related party (iii)                    84,830
                                                                   --------
                                                                  $ 246,280


               (i) Support shareholder demand loans bear interest at 15% per annum. Interest in the amount of $56,654 is in arrears and is included in accrued interest.

               (ii) Loan payable - related party consists of a chattel  mortgage on specific computer equipment in the original amount of $120,000 Canadian due to a company owned by the brother of a shareholder of the Company. This note was originally due May 10, 1997 and bears interest at 15% per annum payable monthly. Under an agreement dated August 1, 1998, the balance of $95,982 Canadian remaining at that time, plus accrued interest through July 31, 1998, was payable in six monthly payments of $5,000 Canadian each and then continuing monthly payments of $10,000 Canadian until the loan and interest have been paid off.

               (iii)Notes payable - related  parties  includes a note payable to a company related to a director of the Company and a note payable to a director of the Company. Interest in the amount of $1,193 on the latter note is in arrears and is included in accrued interest. The payments on the note payable to a company related to a director of the Company are not fixed. Amounts due on the note payable to a director of the Company are due at various scheduled dated through March 2000.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE G - BANK REVOLVING DEMAND LOANS AND LONG TERM DEBT

     The Company has a revolving bank demand loan facility which provides for borrowings of up to $115,000 Canadian which are payable on demand. These demand loans bear interest at the bank's prime rate plus 1.25%.

     Long-term debt is as follows as of October 31, 1997:

      Smallbusiness  bank loan  payable,  interest at the bank's  prime rate plus 1.75%, payable in monthly principal payments of $5,123 Canadian plus interest based on a 48 month amortization period
                                                                       $156,329

      Less current portion                                              (43,627)
      Long-term portion                                                $112,702


      Substantially all of the Company's assets are pledged as collateral for revolving demand loans and long term debt. In addition, the revolving demand loans are hypothecated by a U.S. term deposit in the amount of $50,000 (U.S.) which is presented as "restricted cash" in the accompanying balance sheet.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE H - INCOME TAXES

     The Company's fiscal 1997 and 1996 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                   1997                    1996
                                                 ---------               -------

      Statutory U.S. Federal tax rate             (34.0)%                 34.0%
      Increase in valuation allowance              34.0
      Utilization of NOL carryforward                                    (34.0)
                                                 ---------               -------

                                                   -    %                 -    %
                                                =========              =========

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1997 are summarized as follows:

     Deferred tax assets
          Net operating loss carryforwards                            $ 425,000
          Deferred salaries and other compensatio                       313,000
          Allowance for doubtful accounts                               177,000
          Fixed assets                                                   24,000
                                                                       ---------

               Total deferred tax assets                                939,000
                                                                       ---------
    Deferred tax liabilities
          License fees receivable                                       (31,000)
          Scientific research and experimental development
             credits, net                                              (203,000)

               Total deferred tax liabilities                          (234,000)
                                                                       ---------
              Net deferred tax assets                                 $ 705,000
                                                                        ========
    Valuation allowance                                               $(705,000)


     During fiscal 1997, the Company increased its allowance by $558,000 principally due to the recognition of additional U.S. net operating loss carryforwards.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE H (continued)


     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $478,000 at October 31, 1997, which expire through 2017. For Canadian tax purposes, the Company has available net operating loss carryforwards and scientific research and experimental development credits of $693,000 Canadian ($500,000 U.S.) and $61,000 Canadian ($44,000 U.S.), respectively, expiring through 2001 and 2006, respectively. The Company has established a valuation allowance with respect to its net deferred tax assets, as it cannot presently assess the utilization of such deferred tax assets as more likely than not.


NOTE I - STOCK OPTIONS

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

     Further, in 1995, the Company adopted the 1995 Key Advisor Stock Option Plan (the "1995 Advisor Plan"), which provides for the granting to key employees and advisors of the Company of nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock. Under the terms of the 1995 Advisor Plan, the options, which expire no later than ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996




NOTE I (continued)

  Summary information with respect to the stock option plans follows:

                                  Range of        Outstanding       Weighted       Outstanding
                                  exercise          options          average         options
                                   prices           granted       exercise price   exercisable
                                  --------        -----------     --------------   -----------

  Balance at November 1, 1995   $0.625 - $3.24     1,228,377          0.658          427,877

  Terminated                     0.625              (600,000)         0.625
  Granted                        0.625                25,000          0.625
  Became exercisable             0.625 - 3.24                                        225,250
                                                   ---------                         -------

  Balance at October 31, 1996   0.625 - 3.24         653,377          0.687          653,127

  Expired                       0.625 - 3.24         (27,001)         0.77           (26,751)
                                                   ----------                        --------

  Balance at October 31, 1997   0.625 - 1.88         626,376          0.684          626,376
                                                   ==========                        ========


The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                  Weighted-average
                             Number outstanding       remaining       Weighted-average
                                   and            contractual life       exercise
                                exercisable            (months)             price
  Range of exercise prices
            $0.00 to $0.99        550,000                 33                $.625
            $1.00 to $1.88         76,376                 68                $1.11


The weighted-average option fair value on the grant date was $0.17 for options issued during the year ended October 31, 1996.

                                      F-21

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE I (continued)

     The Company has adopted the disclosure provisions of SFAS No. 123, it applies APB Opinion No. 25 and related interpretations in accounting for the plans and does not recognize compensation expense for such plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's reported net income and income per share would be reduced to the pro forma amount indicated below for the fiscal year ended October 31, 1996:

                                                               1996
                                                               ----
      Net income                                             $149,666
           As reported                                        145,416
           Pro forma
      Income per common share
           As reported                                         $0.09
           Pro forma                                           $0.09

     There were no options issued by the Company in fiscal 1997, therefore there is no pro forma effect presented.

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before fiscal 1996. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended October 31, 1996: expected volatility of 30%; risk-free interest rate of 5.50%; and expected term of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE J - COMMITMENTS AND CONTINGENCIES

     1.  Failure to File Timely Reports

         By letter dated March 2, 1998, the Securities and Exchange Commission (the "Commission") advised the Company that it had failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997. In such letter, the Company was advised by the Commission that it reserved the right to bring an enforcement action, as appropriate, at any time.

         This failure to file on a timely basis could expose the Company to enforcement actions by the Securities and Exchange Commission, which could include civil penalties against the Company for violations of the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder. Pursuant to the Exchange Act, the amount of the penalty shall be determined by the court in light of the facts and circumstances; however, for each violation, the amount of the penalty, with regard to a company, cannot exceed the greater of $50,000 or the gross amount of pecuniary gain to the Company as a result of any violation. The Exchange Act provides for substantially greater maximum penalties in the event the violation involved fraud, deceit, manipulation, or deliberate or reckless disregard of a regulatory requirement and/or such violation directly or indirectly resulted in substantial losses or created a significant risk of substantial losses to other persons.

         The Company has also failed to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 and Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1998, April 30, 1998, July 31, 1998, January 31, 1999, April 30, 1999 and July 31,
         1999.

         The Company intends to file its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997; its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998; and its Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1998, April 30, 1998, July 31, 1998, January 31, 1999, April 30, 1999 and July 31,
         1999 all on or before October 20, 1999. No assurances can be given that, notwithstanding the Company's filing of the aforementioned documents on or before the date set forth above, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

     2.  Operating Lease Commitments

         The Company leases equipment and office space pursuant to various lease agreements which expire through fiscal 2006. The annual rent of office space consists of minimum rent, real estate taxes, maintenance and other expenses. The Company also leases certain computer equipment from a company controlled by the spouse of an Officer and Director of the Company pursuant to an agreement which expires in fiscal 2000.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE J (continued)

     Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1997 are summarized as follows:

                                                  Related
                Office                             party
                space           Equipment         equipment          Total
              ---------          ---------         --------         ---------
     1998     $  98,611          $30,084          $14,478           $143,173
     1999        58,660            26,467           26,827           111,954
     2000        56,283            22,625           29,665           108,573
     2001        62,904             9,429                             72,333
     2002        62,904             7,886                             70,790
              ---------          --------         ---------          --------

              $ 339,362           $96,491          $70,970           $506,823
              =========          ========         =========          ========

     Rental costs for fiscal 1997 and 1996 were $199,207 and $162,468, respectively. Rental cost incurred in 1997 and 1996 in connection with the equipment lease with the related party was $21,049 and $11,448, respectively.

     3.   Employment and Consulting Contracts

          The Company has entered into employment and consulting agreements with its chairman, chief executive officer, former chairmen and a director of the Company, which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from September 1997 through March 31, 2004. Further, the Company has entered into a retirement agreement with its chairman dated August 5, 1999, which provides for, among other things, the payment of 96 consecutive semi-monthly payments of $6,250 commencing November 25, 1999 for services rendered for the period from November 1996 through March 1997. The Company has provided for approximately $150,000 relating to the net present value of the services provided by the chairman during fiscal 1997. Concurrent with the term of this retirement agreement, the Company has also agreed to reimburse the chairman for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and to obtain a declining balance life insurance policy on the chairman commencing with coverage at $630,000 and declining at a rate of $150,000 per year. The proceeds would be payable in full settlement of any remaining obligation at the time of the former chairman's demise. All amounts due by promissory notes contain acceleration provisions in the event of, among other things, default in payment.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE J (continued)

     Approximate aggregate minimum compensation obligations under all agreements at October 31, 1997 are summarized as follows:

              Year                                          Amount
              ----                                          ------
              1998                                       $   323,000
              1999                                           205,000
              2000                                           188,000
              2001                                           131,000
              2002                                           120,000
              Thereafter                                     170,000
                                                           ----------
                                                          $1,137,000
                                                           =========

     4.   Nonremittance of Payroll Taxes

          During and as of the year ended October 31, 1997, the Company has not timely remitted to the respective tax collecting jurisdictions payroll taxes withheld from employees' earnings. At October 31, 1997, the unremitted balance aggregated approximately $269,000 Canadian ($191,000 U.S. and included in accrued and other liabilities) which is subject to additional penalty and interest charges until paid.

     5.   Legal Proceedings

          The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS AND
                 BUSINESS CONCENTRATIONS

     The carrying amounts of cash, accounts receivable, and investment tax credits receivable are estimated to approximate their fair values. The Company believes that the carrying amount of its bank revolving demand loans and long-term debt approximates the fair value as the variable interest rate approximates the current prevailing interest rate. The Company believes that it is not practicable to estimate the fair value of its other liabilities due to its current financial condition.

     In fiscal 1997, two customers each accounted for 11% of the Company's consolidated revenues, and, in 1996, three customers accounted for 13%, 11% and 10%, respectively, of the Company's consolidated revenues.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE L - OFFICE RELOCATION COSTS AND RESTRUCTURING CHARGES

     During fiscal 1997, the Company moved its Canadian facility to a new facility in Waterloo, Ontario. Costs associated with this relocation are recorded in the accompanying Statements of Operations as "office relocation costs" and aggregated $67,678 during fiscal 1997.

     In addition, as a result of the Company's consolidation of its New York facility into the new Waterloo, Ontario facility, which was also completed in fiscal 1997, the Company has recorded $90,948 of pre-tax restructuring charges. The restructuring charges include costs incurred for moving from the New York facility to the recently acquired Canadian facility. As of October 31, 1997, all expenses have been incurred pertaining to the above mentioned charges.


NOTE M - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 1997, the Company wrote off a note receivable from its former Chairman against earnings aggregating $599,456, established an allowance of $296,029 against its investment tax credits receivable and increased the allowance for doubtful accounts by approximately $106,297.


NOTE N - INDUSTRY SEGMENT INFORMATION AND GEOGRAPHIC AREA OPERATIONS

     The Company operates in one business segment, providing computerized flight planning services and software to commercial airlines and corporate aircraft users in the aviation industry.

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1997 and 1996 is as follows:

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE N (continued)

                                                1997           1996
                                         -----------    -----------

Net sales
    United States ....................   $ 2,052,518    $ 2,970,308
    Canada ...........................       523,556        368,743
    Other ............................       214,293        235,538
                                         -----------    -----------

        Total net sales ..............   $ 2,790,367    $ 3,574,589
                                         -----------    ===========

Operating (loss) profit
    United States ....................   $(1,165,939)       556,944
    Canada ...........................      (626,882)      (418,770)
                                         -----------    -----------

         Total operating (loss) income   $(1,792,821)   $   138,174
                                         ===========    ===========

Identifiable assets
    United States ....................   $ 1,040,648    $ 1,570,299
    Canada ...........................       995,610      1,095,580
    Eliminations .....................      (851,131)      (850,981)
                                         -----------    -----------

         Total identifiable assets ...   $ 1,185,127    $ 1,814,898
                                         ===========    ===========


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 20, 1999                                        COMPUFLIGHT, INC.


                                                        By: /s/ Russell K. Thal
                                                            --------------------
                                                            Russell K. Thal,
                                                            Chairman of the
                                                            Board of Directors


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures               Capacity                              Date
         ----------               --------                              ----

/s/ Russell K. Thal           Chairman of the Board of          October 20, 1999
----------------------        Directors, Executive Vice-
Russell K. Thal               President and Director


/s/ Duncan Macdonald          Chief Executive Officer           October 20, 1999
---------------------------   (Principal Executive Officer)
Duncan Macdonald

/s/ Dorothy A. English        Executive Vice President          October 20, 1999
---------------------------   and Director
Dorothy A. English

/s/ Denis L. Metherell        Secretary and Director            October 20, 1999
---------------------------
Denis L. Metherell

/s/ Kenneth M. Snyder         Director                          October 20, 1999
---------------------------
Kenneth M. Snyder

/s/ Rainer Vietze             Chief Financial Officer           October 20, 1999
---------------------------
Rainer Vietze