Form 10KSB
period 1998-10-31
COMPUFLIGHT INC
filed 1999-10-21
CIK 790272

1998 FORM 10-KSB FINAL DRAFT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended                    October 31, 1998
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year (1997): $ 3,849,746

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                COMPUFLIGHT, INC.
                         1998 FORM 10-KSB ANNUAL REPORT


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

Runway Analysis - COMRAD(TM)

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

The Company has responded by developing COMRAD(TM), a PC/Windows based runway analysis solution which completely automates the calculation of take-off/landing speeds and maximum payload values. The major benefits of COMRADTM include:

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

V1 Plus(TM)

V1PLUS(TM) is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments or that wish to augment their existing in-house database.

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

The Company's total rent expenses were approximately $149,000 and $169,700 for the years ending October 31, 1997 and 1998, respectively. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS


Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1998.

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

Fiscal Year Ended              Bid Price
October 31, 1998          High           Low
-----------------         ----           ---

First Quarter            $.5625          $.45

Second Quarter            .45             .45

Third Quarter             .50             .45

Fourth Quarter            .50             .375


Fiscal Year Ended
October 31, 1997         High           Low
------------------       ----           ---

First Quarter            $1/2          $ 3/8

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

Total revenue increased approximately $1.0 million, or approximately 38%, from approximately $2.8 million in 1997 to approximately $3.8 million in 1998.

Geographic Analysis

                                    Total Revenue (in $'000)              % of Total Revenue
                               ------------------------------------ -------------------------------
                                                  For the year ended October 31
                               --------------------------------------------------------------------
                                    1998             1997             1998             1997
    -------------------------- ---------------- ---------------- --------------- ------------------

    United States              $      3,092     $      2,052            80%              73%
    Canada                              528              524            14%              19%
    Other jurisdictions                 230              214             6%               8%
                                    -------         --------        --   --         --    --
                               $      3,850     $      2,790           100%             100%
                                    =======          =======           ====             ====

The Company's products and services are used by airline carriers primarily in the United States and Canada, although its customers are also located in Europe, Mexico, Africa, and South America (see Recent Developments-Acquisition of Skyplan Services (UK) Limited). In fiscal 1998, the Company derived approximately $3.1 million from sales in the United States as compared to approximately $2.1 million in fiscal 1997. This increase is due primarily to a net increase in fees to existing customers of approximately $805,000, a loss of revenue of approximately $180,000 related to lost contracts and bankruptcies (of which there were four such customers) and the addition of new customers representing approximately $395,000 in further revenues, mainly from weather and NOTAMs customers. Included in the increase from existing customers are the proceeds of software license sales to two larger customers aggregating approximately $497,000. Sales in Canada accounted for approximately $528,000 in fiscal 1998 as compared to approximately $524,000 in fiscal 1997. This increase is due primarily to an increase in Canadian customer billings and customer base. Sales in other jurisdictions amounted to approximately $230,000 in fiscal 1998 as compared to approximately $214,000 in fiscal 1997, which represents an increase of approximately $16,000, or approximately 7%. This increase is due primarily to the addition of several foreign weather customers.

Service Fees

Revenue from service fees was approximately $3.3 million in 1998 as compared with approximately $2.7 million in 1997, an increase of approximately 25%, or approximately $674,000. The increase is primarily attributable to a net increase in fees to existing customers of approximately $855,000. Specifically the increases have resulted from upgrades to existing software and equipment as well as additions to customer fleets, which in turn led to a requirement for more services, and the provision of weather and NOTAMs data. Furthermore, the company signed several new customers to its service bureau services as well as the increasing the revenues from the provision of weather services. As a result, fees from new customers obtained during the year aggregated approximately $107,000. Offsetting these increases were decreases related to the loss of customers through their bankruptcy or non-renewal of services in the appropriate amount of $288,000.

Hardware Sales and Software Licenses Sales

Revenue from hardware, software, and license sales increased approximately $385,000, or approximately 308%, from approximately $125,000 in 1997 to approximately $510,000 in 1998. The company sold two AURORA systems licenses in 1998 at an average cost of approximately $250,000. These sales effectively have few costs associated with them as the development costs have been expensed as occurred in prior years. 1997 revenue included two sales of the company's COMRAD product at $40,000 per sale, as well the sale of an AURORA license at a reduced price to a Canadian-based simulation software company.


COSTS AND EXPENSES

Operating Expenses

Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

Operating expenses were approximately $2.8 million in 1998 compared with approximately $2.4 million in 1997, an increase of approximately $360,000, or approximately 15%. This increase is primarily attributable to an increase in salaries and benefits of approximately $245,000, an increase in communication costs of approximately $115,000 to the Monterey facility which opened July 1998.

Furthermore, the impact of the royalty agreement between the company and NARI resulted in an increase of approximately $29,000. This agreement is more fully discussed under Item 12. The royalties commenced with the opening of the Monterey facility.

These increases were offset by decreases in computer lease costs of approximately $12,000 and decreases in subcontracting costs of approximately $38,000. The subcontracting costs relate to the use of an outside computer consultant in 1996 to assist in the development of COMRAD. Lastly, net other costs increased approximately 21,000.

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

Net research and development expenses decreased from approximately $35,000 in 1997 to approximately $24,000 in 1998, representing a decrease of approximately $11,000, or approximately 31%. In fiscal 1998, the company turned its attention to the sale of the AURORA system. Development personnel are used extensively in this process both for installation activities and customization of the program for the end user. These activities are usually reimbursed by the customer and do not fall explicitly within research & development activities. Furthermore, development staff also focussed more efforts on the improvement of the existing systems. The Company has claimed scientific research and experimental development investment tax credits of approximately $53,000 for the year ended October 31, 1998 as compared to a claim of approximately $61,000 for fiscal 1997.

Selling, General, and Administrative Expenses

Selling,   general,  and  administrative  expenses  decreased  by  approximately
$606,000, or approximately 40%, from approximately $1.5 million in 1997 to approximately $927,000 in 1998. This decrease can be attributed primarily to a decrease in professional and consulting fees of approximately $629,000, of which approximately $599,000 relates to the write down in 1997 of the note receivable from a former chairman of the Company. The remaining decrease results from a reduction in professional fees.

Also, the termination of the NARI management agreement on July 15, 1998 has resulted in a decrease of approximately $36,000 over the 1997 fiscal year and travel expenses have decreased approximately $19,000. The aggregate of these decreases was offset by increases in bad debt expense of approximately $30,000, insurance costs of approximately $21,000, (the majority of which results from premiums to insure the Company's receivable), and a net increase in other selling, general and administrative costs of approximately $27,000. The 1997 costs also included one-time charges for restructuring costs of approximately $91,000 and office relocation costs of approximately $68,000.


OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below.

Interest expense increased approximately $97,000, or approximately 93%, from approximately $105,000 in 1997 to approximately $202,000 in 1998. This increase is primarily attributable to the increased interest costs related to the factoring of the Company's receivables, the inclusion of interest from new loans and the penalties and interest associated with the Company's delinquent payroll tax remittances.

NET EARNINGS

The financial statements reflect a net loss of approximately $539,000 for fiscal 1998, as compared to a net loss of approximately $1.8 million for fiscal 1997. The loss in 1997 includes a one-time adjustment for the write-off of the note receivable from a former chairman for approximately $599,000 as well as an allowance taken against the Company's investment tax credits of approximately $296,000. The 1998 loss includes a one time provision for bad debt of a related party for approximately $394,000.

These reductions have been offset by the increase in revenue of approximately $1.1 million and a decrease in all other costs and expenses, exclusive of those noted above, of approximately $334,000.


LIQUIDITY AND CAPITAL RESOURCES

In 1998, the Company financed a significant part of its operations through the proceeds of a loan from a Canadian financial institution as well as continued negotiations of favorable terms with the Company suppliers. The Company has continued to enter into longer term repayment agreements with its supplies.

As of October 31, 1998, the Company had a working capital deficiency of $1,222,816. The financial position of the Company has improved subsequent to the year ended October 31, 1997, primarily as a result of the partial collection of the Company's investment tax credits for the second quarter of 1999. This is more fully disclosed in the Form 10QSB for the period ended April 30, 1999.

Cash flows from operations amounted to a net inflow of $166,302 in 1998 as compared to a net outflow of $221,574 in 1997. This inflow is primarily due to the reduction of the Company's net loss by the removal of non-cash items such as depreciation and bad debt allowance. In addition, the Company had an increase in net operating liabilities. Cash flows from investing activities amounted to a net outflow of $341,628 as compared to a net outflow of $122,979 in 1997. The change is primarily attributable to the loans made to the Company's parent company during the year and the purchase of fixed assets. Cash flows from financing activities amounted to a net inflow of $293,495 in 1997, as compared to a net inflow of $147,020 in 1998. This inflow is attributable primarily to the receipt of loan proceeds and the proceeds from the sale of shares. These receipts were reduced by amounts paid on existing loans

As of October 31, 1998, the Company had no significant capital commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the quarter ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services
(UK) Limited. Furthermore, the Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

The bank indebtedness as of October 31, 1998 net of restricted cash held as security by the bank, was $86,858.


COMMITMENTS AND CONTINGENCIES

Support Class B Special Shareholders Redemption

In 1987 and 1989, Support issued a total of 3,600 Class B special shares for $358,200 Canadian. These shares are non-voting, entitled to non-cumulative dividends of $8 Canadian per share and are redeemable at the option of Support for an aggregate amount of $540,000 Canadian. As at October 31, 1998, no dividends had been paid or declared on these shares.

Employment and Consulting Agreements

Reference is made to Note I-2 to the Company's consolidated financial statements included herein as Item 7 for a discussion of certain employment and consulting agreements entered into by the Company or Support and certain minimum compensation obligations thereunder.

Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces the previous employment agreement, as amended, and calls for the payment, among other things, of $600,000 in 96 semimonthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors).

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

PLAN OF OPERATION

The Company's liquidity at October 31, 1998 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

Management Team Development and Structure

The Company has continued to strengthen the skill set of its management team. While the Company has always had significant strength in the areas of product development and technical and operational support, the recruitment focus has been on intermediate and senior managers that could bring experience in the areas of people management, project planning and implementation, and business strategy. The result of these activities has been realized in the development of a true business culture that includes product planning strategies, software development programs, detailed resource management, and more rigid internal controls and procedures.

Trade Creditors

The Company's objective is to be current with all of its trade creditors. As an interim step, the Company has renegotiated payment terms with several larger trade creditors including its key suppliers of communication services and with federal tax authorities. The Company is continuing to actively pursue additional extensions with its creditors.

Renegotiation of Demand Loans

During the past year, the company has been successful in renegotiating two of its demand loans, resulting in payment terms that reflect reduced interest rates and fix repayment.

Increase Revenues from Existing Customers

The Company's products and services are used by more than 70 customers worldwide. By leveraging its solid market reputation, the Company has focussed its efforts on expanding current customer revenues by providing additional products and services, by licensing additional users, and by upgrading customers to higher level products as their needs arise. The introduction of the Company's account management group has given the Company the ability to more readily identify these potential revenue opportunities, and to be proactive in supplementing the efforts of the sales group. The addition of weather and NOTAMs, and the related integration of these systems into the Company's products, has provided another key component in the Company's plans to become the premier aviation flight operations systems supplier in the mid-range market.

Expanded Sales and Marketing Efforts

Sales and Marketing activities have increased significantly during the past year, as the Company's product strategy has been implemented. The Company has added sales staff to provide more representation in our traditional North American market, while also establishing Agent relationships to provide more focus in other areas of the world including Asia and Europe. This successful beginning of this plan has been evident by the Company's success with the sales programs of its largest new product offering, the Aurora Flight Planning system.

Business Rationalization

With new management in place, the Company has implemented a number of programs aimed at more effectively utilizing the business's assets, while shedding redundant activities. Some of these projects include the closure of a small regional office, the subletting of unutilized office space, and the migration to more cost-effective production equipment in the Monterey facility. While some of these projects may have resulted in short term cost increases, the long term cost savings are expected to be significant.

Summary

The Company's management team is committed to implementing and enhancing the above noted activities. At the same time, a business evaluation process has been put in place to regularly review these activities and to develop and implement new programs as needed.

The benefits of these projects have been immediate, however the Company will require additional funding to achieve its stated plans and objective. As such,
various  financing  sources,   including  debt  or  equity  offerings,  will  be
investigated when and if such financing is available to the Company. No assurances can be given that any required financing will be available with commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's activities, as set forth above, will be successful whether due to lack of required financing or otherwise.

In carrying out its future growth strategy, the Company will also continue to investigate possible business combinations aimed at improving the operating efficiencies of the Company, and complementary product lines or market regions, and ultimately enhancing shareholder value. These business combinations may include mergers and acquisitions of businesses or technologies, as well as strategic technology and marketing alliances.

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
============================= --------- ========================================

Dorothy A. English                56     Executive Vice President &  Director of
                                         the Company, Managing Director of
                                         Support

============================= --------- ========================================

Denis L. Metherell                66     Secretary and Director
============================= --------- ========================================

Rainer Vietze                     33     Chief Financial Officer
============================= --------- ========================================

Kenneth M. Snyder                 51     Director
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

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1998, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with.

ITEM 10.      EXECUTIVE COMPENSATION

     (a)  Summary Compensation Table

                  The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1998 who had a total salary and bonus for such year in excess of $100,000 as well as Duncan Macdonald, the Chief Executive Officer of the Company during the fiscal year ended October 31, 1998.



                            Annual Compensation                 Long-Term Compensation
----------------------------------------------------------------------------------------------------------
                                                                   Awards           Payouts
==========================================================================================================

                                                                          Common
   Name and                                                Restricted     Stock
  Principal                                 Other Annual      Stock     Underlying    LTIP     All Other
   Position     Year    Salary     Bonus    Compensation     Award(s)    Options    Payouts   Compensation
--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============
    Duncan
  Macdonald,    1998     -0-        -0-     $106,486(1)        -0-         -0-        -0-         -0-
    Chief       1997     -0-        -0-     $118,826(1)        -0-         -0-        -0-         -0-
  Executive     1996     -0-        -0-     $106,359(1)        -0-       200,000      -0-         -0-
   Officer

--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============

  Russell K.    1998  $143,683      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
    Thal,       1997  $139,526      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
   Chairman     1996  $135,863      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-

=============== ===== =========== ========= ============== ============ =========== ========= =============

(1)  Represents amounts paid as an independent advisor to the Company.  See
     Item 12 hereof.
(2)  Includes $12,000 paid by the Company as an automobile allowance.
(3) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.

     (b) Option Grants Table

                  The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 1998 to the persons named in Item 10(a) hereof:

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
==========================================================================================================


     (c)  Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value as of October 31, 1998 of unexercised options held by the persons named in Item
10(a) hereof:

=======================================================================================================
                                        Number of Unexercised                Value of Unexercised
                                             Options at                      In-the-Money Options
                                          October 31, 1998                    at October 31, 1998
-------------------------------------------------------------------------------------------------------
              Name                    Exercisable/Unexercisable            Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------
        Duncan Macdonald                   -0-/200,000                              -0-/-0-
-------------------------------------------------------------------------------------------------------
        Russell K. Thal                    75,938/-0-                              -0-/-0-
============================= ================================== ======================================


No options were exercised by any of the named persons during the fiscal year ended October 31, 1998.

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

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Report of Independent Certified Public Accountants                           F-2


Financial Statements

       Consolidated Balance Sheet as of October 31, 1998                     F-3

        Consolidated Statements of Operations for the Years Ended
        October 31, 1998 and 1997                                            F-4

        Consolidated Statement of Shareholders' Deficit for the
          Years Ended October 31, 1998 and 1997                              F-5

        Consolidated Statements of Cash Flows for the Years Ended
          October 31, 1998 and 1997                                          F-6

        Notes to Consolidated Financial Statements                    F-7 - F-26

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS






Board of Directors and Shareholders
   Compuflight, Inc.

We have audited the accompanying consolidated balance sheet of Compuflight, Inc. and Subsidiaries (the "Company") as of October 31, 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compuflight, Inc. and Subsidiaries as of October 31, 1998, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of October 31, 1998, the Company has a deficiency in working capital and shareholders equity of $1,222,816 and $762,603, respectively, and has incurred a net loss of $538,773 for the year ended October 31, 1998. This factor, among others, as described in Note B to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP


Melville, New York
October 15, 1999


                       Compuflight, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1998

                                     ASSETS

 CURRENT ASSETS
     Accounts receivable, net of allowance for doubtful accounts
       of $301,512                                                                                              $   478,013
     Prepaid expenses and other                                                                                      20,509
                                                                                                                -----------
         Total current assets                                                                                       498,522
 INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                                                                438,689
 FIXED ASSETS, NET                                                                                                  309,626
 DUE FROM RELATED PARTY                                                                                             259,763

 RESTRICTED CASH                                                                                                     50,000

 OTHER ASSETS                                                                                                        21,054
                                                                                                                 $1,577,654
                                 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Cash overdraft                                                                                                $ 62,328
     Bank revolving demand loans                                                                                     74,530
     Accounts payable                                                                                               536,505
     Accrued and other liabilities                                                                                  775,929
     Due to related parties - current portion                                                                       139,207
     Current portion of long-term debt                                                                              118,748
     Current portion of deferred lease inducements                                                                   14,091
                                                                                                                 ----------
                                                                                                                  1,721,338
 DUE TO RELATED PARTIES                                                                                             115,440
 LONG-TERM DEBT                                                                                                     172,700
 DEFERRED LEASE INDUCEMENTS                                                                                          98,633
 MINORITY INTERESTS                                                                                                 232,146
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; authorized
       2,500,000 shares; issued and outstanding,
       2,001,980 shares                                                                                               2,002
     Additional paid-in capital                                                                                   1,680,445
     Accumulated other comprehensive income                                                                          57,450
     Accumulated deficit                                                                                         (2,502,500)
                                                                                                                 ----------
                                                                                                                   (762,603)
                                                                                                                 $1,577,654
The accompanying notes are an integral part of this statement.

                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended October 31,


                                                                                      1998                      1997
                                                                                    -------------             --------

Revenue
    Service fees                                                                       $3,339,818                $2,665,337
    Hardware, software and license sales                                                  509,928                   125,030
                                                                                       ----------                ----------

                                                                                        3,849,746                 2,790,367
                                                                                        ---------                 ---------

Costs and expenses
    Operating                                                                           2,758,518                 2,398,086
    Research and development, net                                                          24,413                    35,334
    Selling, general and administrative                                                   926,761                 1,532,665
    Allowance for reduction in scientific research and
      experimental development credits                                                                              296,029
    Restructuring costs                                                                                              90,948
    Office relocation costs                                                                                          67,678
    Depreciation and amortization                                                         133,833                   162,448
                                                                                       ----------                ----------

                                                                                        3,843,525                 4,583,188
                                                                                        ---------                 ---------

         Operating income (loss)                                                            6,221                (1,792,821)

Other income (expense)
    Interest income                                                                        52,501                    54,590
    Interest expense - related parties                                                    (46,126)                  (35,680)
    Interest expense - other                                                             (155,121)                  (68,834)
    Realized foreign exchange loss                                                         (1,795)                   (7,690)
    Provision for bad debt - related party                                               (394,453)
    Other                                                                                                            30,783
                                                                                   --------------               -----------

         NET LOSS                                                                       $(538,773)              $(1,819,652)
                                                                                         ========                ==========

Net loss per share - basic and diluted                                                     $(0.30)                   $(1.07)
                                                                                            =====                     =====

Weighted average number of common shares outstanding                                    1,801,980                 1,701,980
                                                                                        =========                 =========






The accompanying notes are an integral part of these statements.

                                      F-4

                       Compuflight, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                      Years ended October 31, 1998 and 1997


                                                                 Notes     Accumulated
                                                   Additional  Receivable    other
                                  Common stock      paid -in     Former   comprehensive  Accumulated                 Comprehensive
                               -------------------
                                Shares    Amount    capital    Chairmen      income       deficit        Total          income
                               ---------  -------- ---------   ----------  ----------    -----------    --------      ------------

Balance at November 1, 1996    1,701,980  $1,702   $1,545,745  $(962,508)  $65,159       $(144,075)     $506,023

Write off of notes receivable
  -former chairman                                               599,456                                 599,456
Repayments from NARI - net                                        84,727                                  84,727
Foreign translation adjustment                                             (22,089)                      (22,089)         $(22,089)
Net Loss                                                                                 (1,819,652)   (1,819,652)      (1,819,652)
                               ---------  -------- ---------   ----------  ---------     -----------   -----------     -----------
Comprehensive loss                                                                                                     $(1,841,741)
                                                                                                                       ===========
Balance at October 31, 1997    1,701,980  1,702     1,545,745  (278,325)      43,070     (1,963,727)     (651,535)

Issuance of shares to NARI       300,000    300       134,700                                             135,000
Reclassification - NARI note                                    278,325                                   278,325
receivable
Foreign translation adjustment                                                14,380                       14,380           14,380
Net loss                                                                                   (538,773)     (538,773)        (538,773)
                               ---------  -------- ---------   ----------  ---------     -----------   -----------       ----------

Comprehensive loss                                                                                                     $  (524,393)
                                                                                                                        ===========
Balance at October 31, 1998    2,001,980 $2,002    $1,680,445  $             $57,450      $(2,502,500)   $(762,603)
                               =========  =====     =========                 ======       ==========     ========


The accompanying notes are an integral part of this statement.

                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,

                                                                                          1998                      1997
                                                                                       ----------                -------
Cash flows from operating activities
   Net loss                                                                             $(538,773)              $(1,819,652)
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities
       Depreciation and amortization                                                      133,833                   162,448
       Provision for uncollectible accounts                                               147,064                   106,731
       Allowance for reduction in investment tax credits                                                            296,029
       Write off of note receivable - former chairmen                                     394,453                   599,456
       Other                                                                              (14,841)
       (Increase) decrease in operating assets
         Accounts receivable                                                             (398,404)                  237,336
         Scientific research and experimental development credits
                                                                                            7,262                   (61,827)
         License fees receivable                                                                                    104,502
         Prepaid expenses and other                                                        (4,720)                    9,164
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                                         440,428                   144,239
                                                                                         ---------                 --------
         Net cash provided by (used in) operating activities                              166,302                  (221,574)
                                                                                         ---------                ----------

Cash flows from investing activities
   Purchase of fixed assets                                                               (62,477)                 (330,225)
   Proceeds from lease inducements                                                                                  141,023
   Advances to parent company, net                                                       (279,151)
   Payments from NARI                                                                                                66,223
                                                                                         --------                  --------
         Net cash used in investing activities                                           (341,628)                 (122,979)
                                                                                         --------                  --------

Cash flows from financing activities
   Cash overdraft                                                                                                    81,995
   Proceeds from bank revolving demand loans                                                                         81,616
   Restricted cash                                                                                                  (50,000)
   Proceeds from issuance of common shares                                                    300
   Proceeds (repayments)  on bank loan, net                                               (41,961)                  158,752
   Proceeds from loan                                                                     180,087                    13,948
   Proceeds from note                                                                      26,905                    47,215
   Payment of notes                                                                       (18,311)                  (40,031)
                                                                                          -------                 ---------
         Net cash provided by financing activities                                        147,020                   293,495
                                                                                          -------                  --------

Effect of foreign translations on cash                                                     28,306                    13,696
                                                                                          -------                  --------

         NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                                                    (37,362)

Cash and cash equivalents at beginning of year                                                                       37,362
                                                                                 ----------------                 ---------
Cash and cash equivalents at end of year                                       $                         $
                                                                               =  ===============        =

The accompanying notes are an integral part of these statements.


                       Compuflight, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1998 and 1997



NOTE A - DESCRIPTION OF BUSINESS AND ORGANIZATION

     Compuflight, Inc. (the "Company"), directly or indirectly through its wholly owned subsidiaries, Navtech Systems Support Inc., ("Support"), and Efficient Aviation Systems Inc. ("EAS"), is engaged in the business of developing, marketing, licensing and supporting computerized flight planning and aircraft performance engineering services for the aviation industry.


NOTE B - LIQUIDITY AND CAPITAL RESOURCES

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1998, the Company has a deficiency in working capital and shareholders' equity of $1,222,816 and $762,603, respectively, and has a net loss of $538,773 for the year ended October 31, 1998. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

     The Company and its senior management group have focused on three specific areas to address both the strategic direction required and the daily operational issues to position the Company for profitability. First, the Company has continued to increase its marketing endeavors to obtain new customers and will be introducing a number of complementary products to address marketplace demands. Secondly, the Company believes it has been building an effective management structure. Thirdly, the Company has continued its pursuit of financing.

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

                            October 31, 1998 and 1997



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of Compuflight and its 100%-owned subsidiaries, Support and EAS. All material intercompany balances and transactions have been eliminated in consolidation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component of shareholders' deficit and comprehensive income.

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE C (continued)

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

         Minority interests at October 31, 1998 consist of 3,600 shares of Class B, nonvoting shares of Support. Such shares, issued for $358,200 Canadian ($232,146 U.S. at October 31, 1998), are entitled to noncumulative dividends of $8 per share and are redeemable at the option of the Company for $540,000 Canadian ($349,968 U.S.). To date, no dividends have been declared or paid with respect to such shares.

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

                            October 31, 1998 and 1997



NOTE C (continued)

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

     9.  Net Loss Per Share

         In fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earning per share is very similar to the previously reported fully diluted earnings per share. Potential common stock equivalents from outstanding stock options are excluded in computing net loss per share for fiscal 1998 and 1997 as their effects would be antidilutive.

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE C (continued)

    11.  Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company paid interest of approximately $218,975 and $57,800 during the years ended October 31, 1998 and 1997, respectively. Non-cash investing and financing activities consisted of the issuance of 300,000 shares of the Company's common stock in exchange for a promissory note of $134,700 during fiscal 1998.

    12.  Comprehensive Income

         In fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' deficit. SFAS No. 130 requires cumulative translation adjustments, which prior to adoption were reported separately in stockholders' deficit, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The cumulative foreign currency translation adjustment was $57,450 and $43,070 as of October 31, 1998 and 1997, respectively.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE C (continued)

    13.  Accounting Pronouncements Not Yet Adopted

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

                            October 31, 1998 and 1997



NOTE D - INVESTMENT TAX CREDITS RECEIVABLE

     The Company has filed claims for Canadian investment tax credits aggregating $912,297 for fiscal years ended October 31, 1992 through October 31, 1998. These scientific research and experimental development investment tax credits are available to certain entities located in Canada for qualified scientific research expenditures. The rate of credit for qualified research and development expenditures varies according to the status of the company and, in certain instances, the company's taxable income for the prior year. Credits aggregating approximately $53,000 and $64,000, in 1998 and 1997, respectively, have been recorded as a reduction in research and development expense.

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

     The Company continues to object to the reductions resulting from the scientific audits. At this time, the Company cannot reasonably determine the likelihood of success in appealing the reductions resulting from the scientific audits and has therefore recorded an allowance in fiscal 1997 of $296,029 against its scientific research and experimental development investment tax credits receivable. Due to continued delays in the processing of such appeals at Revenue Canada, it is estimated that a result may take over one year to obtain. To date, the Company has received approximately $319,000 of such credits, which have been applied to outstanding payroll taxes and other government liabilities (see Note J).

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:

                                             Useful
                                              life                    1998
                                             ------                   ----
      Computer software                      5-10 years          $  422,292
      Computer equipment                     5-10 years             370,750
      Furniture and fixtures                 5-20 years              40,129
      Leasehold improvements                 5-10 years             130,091
      Office equipment                          5 years             100,271
                                                                  ---------
                                                                  1,063,533

      Less accumulated depreciation and amortization               (753,907)

                                                                 $  309,626
                                                                  =========

     Amortization expense for capitalized software totaled approximately $52,100 and $65,500 in 1998 and 1997, respectively. Accumulated amortization approximated $424,000 at October 31, 1998.


NOTE F - TRANSACTIONS WITH RELATED PARTIES

     Notes Receivable - Parent Company

     Navtech Applied Research Inc. ("NARI"), the parent company of the Company, is the continuing Canadian corporation resulting from the merger of Ray English and Associates Inc. ("RE&A") and NARI (the "Merger"). NARI is owned by an executive vice-president and director of the Company. Prior to the Merger, RE&A had been owned by a former chairman of the Company (for the period from December 1, 1993 through October 31, 1994) who resigned from that position on October 31, 1994.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE F (continued)

     The balance owing from NARI as at October 31, 1998 is composed of the following amounts:

               Promissory Note # 1                     $ 532,203
               Promissory Note # 2                       109,763
               Intercompany advances receivable          206,676
                                                        --------
                                                         848,642
               Less: Allowance                          (588,879)
                                                       $ 259,763
                                                        ========

     Promissory Note # 1 ("Note # 1")
     --------------------------------

     In 1993, Support charged its then parent company, RE&A, a management and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Effective July 15, 1995, RE&A executed and delivered to Support a promissory note in the principal amount of $750,000 Canadian to evidence certain obligations to Support as of such date. Note # 1 is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually.

     Further, pursuant to a consulting and marketing agreement between RE&A and Support, RE&A would provide software marketing services to the Company. Support shall have the right to offset $3,500 Canadian per month ($2,625 U.S. at October 31, 1996) against compensation otherwise payable to RE&A thereunder as a payment of amounts due under the RE&A Note. The consulting and marketing agreement also provides for finder's fees and commissions of 2% and 10%, respectively, for the introduction of potential clients and for the licensing of software. The Company has the right to apply 10% to 25%, as defined, of the finder's fees and commissions against amounts outstanding on Note # 1. Effective with the Merger, this agreement was cancelled.

     Promissory Note # 2 (Note # 2)
     ------------------------------

     In July 1998, NARI purchased 300,000 shares of the Company in consideration for $300 cash and a promissory note in the principal amount of $134,700. Note # 2 is payable in forty eight monthly installments of principal and interest of $4,375 and provides for an interest rate of 10% per annum. Additional payments of principal are permitted based on amounts due to NARI under a royalty agreement as discussed below.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE F (continued)

     Effective July 15, 1999, NARI and the Company entered into a royalty agreement (the "Royalty Agreement") that provides the Company with a non-exclusive license to use the weather and NOTAMs software owned by NARI. The royalty is calculated as 10% of a Gross Revenue Base as defined in the Royalty Agreement. NARI is applying the excess of the monthly royalty amount over its required payments on Note # 2 as additional payments of principal.

     Intercompany Advances Receivable

     NARI has used the common stock purchased and the majority of the advances made during 1998 to purchase the weather and NOTAMs software licensed to the Company. As a result of the above fiscal 1998 transactions by and amongst NARI and the Company, management has revised its estimate of the ultimate amount presently collectible from NARI and provided for an additional allowance of approximately $394,000. Such estimate is based principally on the estimated net worth of NARI, and the historical cost o the software assets owned by NARI.

     The Company has made additional advances to its parent company which carry no repayment terms.


     Due to Related Parties

     Due to related parties at October 31, 1998 consists of the following:

          Demand loans - related party (i)                  $  18,518
          Loans payable - related parties (ii)                 64,682
          Other note payable - related parties (iii)          171,447
                                                              -------
                                                             $254,647

          (i) The demand loans bear interest at 9.18% per annum, compounded monthly. The amount is due to a company controlled by an officer of the Company

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE F (continued)

          (ii) Loan payable - related party consists of a chattel mortgage on specific computer equipment in the original amount of $120,000 Canadian due to a company owned by the brother of a shareholder of the Company. The loan was originally due May 10, 1997 and bears interest at 15% per annum payable monthly. Under an agreement dated August 1, 1998, the balance of $95,982 Canadian remaining at that time, plus accrued interest through July 31, 1998, was payable in six monthly payments of $5,000 Canadian each and then continuing monthly payments of $10,000 Canadian until the loan and interest have been paid off.

          (iii)Other notes payable - related parties bear interest form 5% - 18% and require monthly payments of interest and principal through May 2005.


NOTE G - BANK REVOLVING DEMAND LOANS AND LONG TERM DEBT

     The Company has a revolving bank demand loan facility which provides for borrowings of up to $115,000 Canadian which are payable on demand. These demand loans bear interest at the bank's prime rate plus 1.25%.

     Long-term debt is as follows as of October 31, 1998:

Small  business  bank  loan  payable,  interest  at the
bank's prime rate plus 1.75%,  payable in monthly  principal payments  of $5,123  Canadian  plus  interest  based on a 48
month amortization period                                              $102,918

Term loan,  interest at 9.18%,  payable in monthly  payments
of principal and interest of $7,351 through September 30, 2000          166,473

Equipment note, payable in monthly  payments of principal
and interest of $598 through August 2003                                 22,057
                                                                         ------
                                                                        291,448
      Less current portion                                             (118,748)
                                                                        -------
      Long-term portion                                                $172,700
                                                                        =======

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE G (continued)

      Substantially all of the Company's assets are pledged as collateral for revolving demand loans and long term debt. In addition, the revolving demand loans are hypothecated by a U.S. term deposit in the amount of $50,000 (U.S.) which is presented as "restricted cash" in the accompanying balance sheet.

      As of October 31, 1998, a wholly owned subsidiary of the Company had factored certain trade receivables, with full recourse to the subsidiary, resulting in net advances of approximately $145,000.

      Maturities of long-term debt as of October 31, 1998 are as follows:

                      ==============================================
                               October 31,
                      ---------------------------- -----------------
                                 1999                     $ 118,728
                      ---------------------------- -----------------
                                 2000                       126,787
                      ---------------------------- -----------------
                                 2001                        35,007
                      ---------------------------- -----------------
                                 2002                         5,462
                      ---------------------------- -----------------
                                 2003                         5,464
                                                          ----------
                      ---------------------------- -----------------
                                                           $ 291,488
                      ==============================================

NOTE H - INCOME TAXES

     The Company's fiscal 1998 and 1997 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                  1998                  1997
                                                --------              --------

      Statutory U.S. Federal tax rate             (34.0)%               (34.0)%
      Increase in valuation allowance              34.0                  34.0
                                                   -----                 -----
                                                   -    %                -    %
                                                =========              ========

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1998 are summarized as follows:

      Deferred tax assets
          Net operating loss carryforwards                            $ 327,000
          Deferred salaries and other compensation                      341,000
          Allowance for doubtful accounts                               415,000
          Fixed assets                                                   24,000
                                                                      ---------

               Total deferred tax assets                              1,107,000

      Deferred tax liabilities
          License fees receivable                                       (31,000)
          Scientific research and experimental development
             credits, net                                              (201,000)

               Total deferred tax liabilities                          (232,000)

               Net deferred tax assets                                $ 875,000
                                                                       ========

      Valuation allowance                                             $(875,000)


     During fiscal 1998, the Company increased its allowance by $317,000 principally due to an increase in the Company's deferred tax assets.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997

NOTE H (continued)


     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $797,000 at October 31, 1998, which expire through 2018. For Canadian tax purposes, the Company has fully utilized its available net operating loss carryforwards. The Company has available scientific research and experimental development credits of $674,000 Canadian ($437,000 U.S.) expiring through 2000 and 2005, respectively. The Company has established a valuation allowance with respect to its net deferred tax assets, as it cannot presently assess the utilization of such deferred tax assets as more likely than not.


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

     Further, in 1995, the Company adopted the 1995 Key Advisor Stock Option Plan (the "1995 Advisor Plan"), which provides for the granting to key employees and advisors of the Company of 9nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock. Under the terms of the 1995 Advisor Plan, the options, which expire no later than ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE I (continued)

     Summary information with respect to the stock option plans follows:

                                                                                              Weighted
                                                      Range of             Outstanding         Average          Outstanding
                                                      Exercise               options          Exercise            Options
                                                       Prices              granted              Price         Exercisable


      Balance at November 1, 1996                    0.625 - 3.24            653,377              0.687          653,127

      Expired                                        0.625 - 3.24            (27,001)             0.77           (26,751)
                                                                          ----------                            --------

      Balance at October 31, 1997                    0.625 -  1.88           626,376              0.684          626,376
                                                                          ==========                             =======

      Balance at October 31, 1998                    0.625 -  1.88           626,376              0.684          626,376
                                                                          ==========                             =======


     During fiscal 1998, no options were granted or terminated. On July 15, 1998, an option holder agreed to not exercise 200,000 options until such time as the Company's authorized capital has been increased.

     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:



                                                                                    Weighted-average
                                                              Number outstanding       remaining       Weighted-average
                                                                     and            contractual life       exercise
                                                                 exercisable            (months)             Price
      Range of exercise prices
                         $0.00 to $0.99                            550,000                 21                $.625
                         $1.00 to $1.88                             76,376                 56                $1.11


     There were no options issued by the Company in fiscal 1998 and 1997, therefore there is no pro forma effect presented.




                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE J (continued)

     2.  Operating Lease Commitments

         The Company leases equipment and office space pursuant to various lease agreements which expire through fiscal 2006. The annual rent of office space consists of minimum rent, real estate taxes, maintenance and other expenses. The Company also leases certain computer equipment from a company controlled by the spouse of an Officer and Director of the Company pursuant to an agreement which expires in fiscal 2004.

          Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1998 are summarized as follows:

                                                       Related
                    Office                              Party
                    Space           Equipment         Equipment         Total

          1999    $  79,276           $49,682          $11,282         $140,240
          2000       61,571            46,173           11,321          119,065
          2001       57,444            31,996           10,110           99,550
          2002       57,444             7,903           10,110           75,457
          2003       57,444             1,685           10,110           69,239
                   --------         ---------          -------         --------
                   $313,179          $137,439          $52,933         $503,551
                    =======           =======           ======          =======

     Rental costs for fiscal 1998 and 1997 were $205,668 and $199,207, respectively. Rental cost incurred in 1998 and 1997 in connection with the equipment lease with the related party was $4,310 and $21,049, respectively.

     3.  Employment Contracts

         The Company has entered into employment agreement with its chairman. Effective August 1999, the Company entered into a retirement agreement with the chairman, which effectively superseded the employment contract as of that date. Both these agreements provide for minimum monthly compensation. The Company's obligations under the retirement agreement expires November 2003.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE J (continued)

         Approximate  aggregate  minimum  compensation   obligations  under  the
         agreements with the Company's chairman at October 31, 1998 are summarized as follows:

                                 Year                          Amount

                                 1999                      $   156,457
                                 2000                          150,000
                                 2001                          150,000
                                 2002                          150,000
                                 2003                          150,000
                                                             ----------
                                                           $   756,457

          The Company has entered into employment and consulting agreements with its Chairman, Chief Executive Officer, former Chairmen and a director of the Company, which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from September, 1997 through March 31, 2004. Further, the Company has entered into a retirement agreement with its Chairman, dated August 5, 1999 which provides for, among other things, the payment of 96 consecutive semi-monthly payments of $6,250 commencing November 25, 1999 for services rendered for the period from November 1996 through October 1998. The Company has provided for approximately $300,000 relating to the net present value of the services provided by the chairman during fiscal 1998 and 1997. Concurrent with the term of this retirement agreement, the Company has also agreed to reimburse the Chairman for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and to obtain a declining balance life insurance policy on the Chairman commencing with coverage at $600,000 and declining at a rate of $150,000 per year. The proceeds of which would be payable in full settlement of any remaining obligation at the time of the former Chairman's demise. All amounts due by promissory notes contain acceleration provisions, in the event of, among other things, default in payment.

     4.  Nonremittance of Payroll Taxes

          At October 31, 1998, the unremitted balance aggregated approximately $164,000 (included in accrued and other liabilities) which is subject to additional penalty and interest charges until paid.

     5.  Legal Proceedings

         The Company is subject to various legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



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

     In  fiscal  1998,   one  customer   accounted  for  10%  of  the  Company's
     consolidated revenues, and, in 1997, one customer accounted for 11% of the Company's consolidated revenues.


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

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1998 and 1997 is as follows:

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE N (continued)

                                                  1998               1997
                                               ----------          ---------

      Net sales
          United States                        $3,092,291        $ 2,052,518
          Canada                                  527,706            523,556
          Other                                   229,749            214,293
                                              -----------         -----------

              Total net sales                 $ 3,849,746        $  2,790,367
                                               ----------          ----------

      Operating (loss) profit
          United States                       $   (20,660)       $ (1,165,939)
          Canada                                   26,881            (626,882)
                                               ----------         -----------

               Total operating income (loss)       $6,221        $ (1,792,821)
                                               ==========          ==========

      Identifiable assets
          United States                       $ 1,274,007         $ 1,040,648
          Canada                                1,350,778             995,610
          Eliminations                         (1,047,131)           (851,131)
                                               -----------         ----------

               Total identifiable assets      $ 1,577,654         $ 1,185,127
                                                =========           =========

NOTE O - SUBSEQUENT EVENTS

      On October 1, 1999, Support entered into an agreement to purchase all of the outstanding shares of Skyplan Services (UK) Limited ("Skyplan") from Skyplan Services Ltd. Skyplan, incorporated in the United Kingdom, provides flight planning and overflight permit assistance through a service bureau located near Gatwick Airport. Currently, there are eight full time staff members employed at this location. Skyplan's customer base is primarily located throughout Europe, Africa and the Middle East.

      The Company will be accounting for this acquisition by the purchase method. Accordingly, the Company will only include results of operations of Skyplan in its books from October 1, 1999. Furthermore, under the purchase method, the Company will determine the fair market value of the assets in order to properly allocate the purchase price and separate out the goodwill component, if any. Goodwill, if any, will be amortized straight line over a ten year basis.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE O (continued)

      In consideration for the shares of Skyplan, Support has agreed to pay to Skyplan Services Ltd. Canadian $180,000 in two installments. The first installment of $125,000 was payable upon closing. The second installment of $55,000 is payable on October 22, 1999. No shares of the common stock of the Company were issued.

     The information required to provide supplemental pro forma data is currently not available

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