Form 10QSB
period 1999-01-31
COMPUFLIGHT INC
filed 1999-10-21
CIK 790272

United States
                       Ssecurities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                  January 31, 1999
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                to

Commission File Number               0-15362

                                Compuflight, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                               11-2883366
------------------------                            ----------------------------
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

--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------

                                    I n d e x

                                                                            Page
                                                                         Numbers

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet (Unaudited)
          as of January 31, 1999...............................................3

          Consolidated Statements of Earnings (Unaudited ) for the
          Three Months Ended January 31, 1999 and January 31, 1998.............4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          for the Three Months Ended January 31, 1999 and January 31, 1998.....5

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                     January 31,
                                                                            1999
-------------------------------------------------------------------------------------------------------------



                                     ASSETS
CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $311,057                 $       345,736
      Investment tax credits receivable, net of allowance                                             458,561
      Prepaid expenses and other                                                                       17,521
                                                                                                 ------------

         Total current assets                                                                         821,818

FIXED ASSETS, NET                                                                                     317,303

DUE FROM RELATED PARTY                                                                                316,875

RESTRICTED CASH                                                                                        50,000

OTHER ASSETS                                                                                           20,475

                                                                                              $     1,526,471

-------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        25,946
      Bank revolving demand loans                                                                      75,785
      Accounts payable and accrued liabilities                                                      1,501,050
      Deferred lease inducements - current portion                                                     14,328
      Due to related parties - current portion                                                        137,927
      Long term debt - current portion                                                                121,367
                                                                                                 ------------

         Total current liabilities                                                                  1,876,403

DUE TO RELATED PARTIES                                                                                 92,084

LONG TERM DEBT                                                                                        142,701

DEFERRED LEASE INDUCEMENTS                                                                             96,712

MINORITY INTERESTS                                                                                    236,054

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Cumulative foreign translation adjustment                                                        55,466
      Accumulated deficit                                                                          (2,655,396)
                                                                                                 ------------

                                                                                                     (917,483)

                                                                                              $     1,526,471

     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 3 of 10


--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Consolidated Statements of Earnings
(Unaudited)
For The Three Months Ended January 31,                 1999            1998
--------------------------------------------------------------------------------

Revenue
      Service fees                             $      1,079,328      $  753,578
      Hardware, software and license sales                    -           3,159
                                                   ------------       ---------
                                                      1,079,328         756,737
                                                   ------------       ---------

Costs and Expenses
      Operating                                         901,049         616,396
      Research and development, net of
           Investment Tax Credits                         5,701           6,262
      Selling, general and administrative               216,122         174,743
      Depreciation and amortization                      20,475          35,819
                                                   ------------       ---------
                                                      1,143,347         833,220
                                                   ------------       ---------

          Operating loss                                (64,019)        (76,483)

Other income (expense)
      Interest income                                    12,548           5,922
      Interest expense - related parties                (11,513)         (9,160)
      Interest expense - other                          (71,430)        (23,435)
      Realized foreign exchange gain (loss)             (18,482)          4,294
                                                   ------------       ---------

          NET LOSS                             $       (152,896)     $  (98,862)
                                                   ============       =========

Net loss per share                             $          (0.08)     $    (0.06)
                                                   ============       =========

Weighted Average Number of Common
    Shares Outstanding                                2,001,980       1,701,980
                                                   ============       =========


     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 4 of 10

--------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(Unaudited)
For The Three Months Ended January 31,                                            1999                 1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net loss                                                          $       (152,896)     $       (98,862)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities
              Depreciation and amortization                                       20,475               35,819
              Provision for uncollectible accounts                                 2,891                    -
              Decrease in operating assets - net                                 120,843               41,317
              Increase (decrease) in operating liabilities - net                 174,269              (28,758)
                                                                            ------------         ------------
                  Net cash (used in) provided by operating activities            165,582              (50,484)
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (23,425)              (4,738)
      Payments from (Advances to) Related Party                                  (54,123)               1,162
                                                                            -------------        ------------
                  Net cash used in investing activities                          (77,548)              (3,576)
                                                                            ------------         ------------

Cash flows from financing activities
      Cash overdraft                                                             (35,127)              61,879
      Payment of long term debt                                                  (29,001)             (10,788)
      Payment of notes                                                           (27,866)                (307)
                                                                            ------------         ------------
                  Net cash used in financing activities                          (91,994)              50,784
                                                                            ------------         ------------

Effect of foreign translations on cash                                            (3,960)               3,276
                                                                            ------------         ------------

                  NET INCREASE (DECREASE) IN
                       CASH AND EQUIVALENTS                                            -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 5 of 10

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------

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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of January 31, 1999, and the consolidated statements of earnings and cash flows for the three months ended January 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999, and for all periods presented, have been made.

The condensed consolidated financial statements include the accounts of Compuflight, Inc. ("Compuflight") and its wholly owned Canadian subsidiaries, Support and EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. Results of operations for the three months ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

Part I, Item 2.                                                     Page 6 of 10

ITEM 2.  Management's discussion and analysis or plan of operation

Results of operations

Revenue

Revenue from service fees was approximately $1.1 million in the three months ended January 31, 1999 as compared with approximately $754,000 for the three months ended January 31, 1998, an increase of approximately 43%, or approximately $326,000. This increase is primarily due to increases in fees from existing customers of approximately $149,000, the inclusion of fees from new flight planning customers of approximately $38,000 and the inclusion of approximately $300,000 in weather and NOTAMS fees from the Monterey operation (which commenced in July 1998). These increases were offset by the loss of revenue of approximately $84,000 from one-time customers in 1998 and the loss in fees of approximately $77,000 from customers who ceased operations in prior quarters.

The Company has recorded approximately $119,000 in deferred revenue related to a system sale to be delivered in the second quarter of 1999.

Costs and expenses

Operating  expenses increased  approximately 46% or approximately  $285,000 from approximately $616,000 for the three months ended January 31, 1998 to approximately $901,000 for the three months ended January 31, 1999. This change is primarily attributable to an increase in salaries and benefits of approximately $148,000, an increase in communications costs of approximately $96,000 as well as net increases in other operating expenses of approximately $41,000. These increases pertain mainly to expenses related to the Monterey location.

Net research and development expenditures decreased approximately $600, during the three months ended January 31, 1999 over the same period in fiscal 1998. The Company has claimed scientific research and experimental development credits of approximately $12,000 in the three months ended January 31, 1999 as compared to approximately $14,000 for the three months ended January 31, 1998.

Selling, general and administrative expenses increased approximately 24%, or approximately $41,000, from approximately $175,000 for the three months ended January 31, 1998 to approximately $216,000 for the three months ended January 31, 1999. This increase is primarily attributable to an increase in travel expenses of approximately $41,000, which relates mainly to travel to the Company's Monterey location.

Other income (expense)

The Company recorded a loss of approximately $18,000 on realized foreign exchange transactions for the three months ended January 31, 1999 as compared to a gain of approximately $4,000 for the same period in 1998. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Part I, Item 2.                                                     Page 7 of 10

Net (loss) earnings

The unaudited consolidated financial statements reflect a net loss of approximately $153,000 for the three months ended January 31, 1999 as compared to a net loss of approximately $99,000 for the three months ended January 31, 1998. The change is due to the increase in revenues and is offset by a net increase in operating expenses and in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company had no cash resources at either January 31, 1999 or October 31, 1998. In addition, at January 31, 1999, the Company had a working capital deficiency of $1,054,585 as compared to $1,222,816 as of October 31, 1998.

Cash flows from operations accounted for a net inflow of $165,582, primarily as a result of the net loss for the quarter as offset by the depreciation adjustment and a net decrease in operating assets. Cash flows from investing activities for the three months ended January 31, 1999 represent a net outflow of $77,548, primarily due to the purchase of fixed assets and advances to a related party. Cash flows from financing activities for the three months ended January 31, 1999 represent a net outflow of $91,994, a substantial portion of which relates to payments on existing loans and related party notes.

As of January 31, 1999, the Company had no significant capital commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services
(UK) Limited. Furthermore, the Company may, from time to time, consider additional acquisitions of complementary businesses, products and technologies.

As of January 31, 1999, the Company's bank indebtedness, net of the restricted cash held by the bank as security for its loans, equaled $51,731.


COMMITMENTS AND CONTINGENCIES

Employment Agreement

Effective August 25, 1999, the Company entered into a retirement agreement with its current Chairman, Russell K. Thal. This agreement replaces the previous employment agreement, as amended, and calls for, among other things, the payment of $600,000 in 96 semimonthly payments commencing shortly after Mr. Thal's retirement on October 31, 1999. Mr. Thal will continue on as Chairman without additional compensation (other than standard fees, if any, paid to outside directors).

PLAN OF OPERATION

The Company's Plan of Operation is discussed in its Form 10QSB for the period ended July 31, 1999, which is being filed contemporaneously herewith.


Part I, Item 2.                                                     Page 8 of 10

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


Part II                                                             Page 9 of 10

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:     October 20, 1999                           By:/s/  Russell K. Thal
     ---------------------------                        ------------------------
                                                        Chairman of the Board

Date:     October 20, 1999                           By:/s/  Duncan Macdonald
     ---------------------------                        ------------------------
                                                        Chief Executive Officer

Date:     October 20, 1999                           By:/s/  Rainer Vietze
     ---------------------------                        ------------------------
                                                        Chief Financial Officer