Form 10QSB
period 1999-04-30
COMPUFLIGHT INC
filed 1999-10-21
CIK 790272

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report PURSuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                April 30, 1999
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                 to

Commission File Number            0-15362

                                Compuflight, Inc.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

       Delaware                                            11-2883366
-----------------------                       ----------------------------------
(State   or  other   jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

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

--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

                                    I n d e x


                                                                            Page
                                                                          Number

Part I.  Financial Information

Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheet as of April 30, 1999.............3

         Consolidated Statements of Earnings for the Six and Three
         Months Ended April 30, 1999 and April 30, 1998........................4

         Condensed Consolidated Statements of Cash Flows for
         the Six Months Ended April 30, 1999 and April 30, 1998................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation.............7

Part II. Other Information....................................................13

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)                                                            April 30,
                                                                            1999
-------------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $314,048                 $       414,999
      Investment tax credits receivable, net of allowance                                             484,774
      Prepaid expenses and other                                                                       12,923
                                                                                                 ------------

         Total current assets                                                                         912,696

FIXED ASSETS, NET                                                                                     311,616

RESTRICTED CASH                                                                                        50,000

DUE FROM RELATED PARTY                                                                                398,740

OTHER ASSETS                                                                                           19,896

                                                                                              $     1,692,948

------------------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        13,604
      Bank revolving demand loans                                                                      78,327
      Accounts payable and accrued liabilities                                                      1,443,360
      Deferred lease inducements - current portion                                                     14,808
      Due to related parties - current portion                                                        124,640
      Long term debt - current portion                                                                171,383
                                                                                                 ------------

         Total current liabilities                                                                  1,846,122

DUE TO RELATED PARTIES                                                                                 78,080

LONG TERM DEBT                                                                                        162,788

DEFERRED LEASE INDUCEMENTS                                                                             96,253

MINORITY INTERESTS                                                                                    243,970

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Cumulative foreign translation adjustment                                                        57,487
      Accumulated deficit                                                                          (2,474,199)
                                                                                                 ------------

                                                                                                     (734,625)

                                                                                              $     1,692,948

     See notes to unaudited condensed consolidated financial statements.


-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)
                                                       Six Months Ended                Three Months Ended
                                                          April 30,                        April 30,
                                                     1999             1998             1999            1998
-------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                             $  2,232,151       $1,534,685       $1,152,823       $ 781,107
      Hardware, software and license sales          314,706            3,159          314,716               -
                                                  ---------       ----------       ----------       ---------
                                                  2,546,857        1,537,844        1,467,529         781,107
                                                  ---------       ----------       ----------       ---------

Costs and Expenses
      Operating                                   1,877,890        1,221,156          976,841         604,760
      Research and development, net of
         Investment Tax Credits                      11,534           12,516            5,833           6,254
      Selling, general and administrative           396,848          380,590          180,726         205,847
      Depreciation and amortization                  42,477           70,418           22,002          34,599
                                                  ---------       ----------       ----------       ---------
                                                  2,328,749        1,684,680        1,185,402         851,460
                                                  ---------       ----------       ----------       ---------

         Operating profit (loss)                    218,108         (146,836)         282,127         (70,353)

Other income (expense)
      Interest income                                25,841           11,847           13,293           5,925
      Interest expense - related parties            (24,853)         (18,741)         (13,340)         (9,581)
      Interest expense - other                     (160,420)         (54,949)         (88,990)        (31,514)
      Realized foreign exchange (loss) gain         (30,375)          (1,087)         (11,893)         (5,381)
                                                  ---------       ----------       ----------       ---------

         NET EARNINGS (LOSS)                   $     28,301     $   (209,766)   $     181,197    $   (110,904)
                                                  =========       ==========     ============       =========

------------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                  $       0.01     $      (0.12)   $       0.09    $      (0.07)
                                                  =========       ==========     ===========     ============

Weighted Average Number of Common
      Shares Outstanding                          2,001,980        1,701,980        2,001,980        1,701,980
                                                  =========      ===========      ===========     ============



     See notes to unaudited condensed consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flow
(Unaudited)
For The Six Months Ended April 30,                                                  1999                 1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net earnings (loss)                                                   $     28,301        $    (209,766)
      Adjustments to reconcile net earnings (loss) to net cash (used in)
          provided by operating activities
              Depreciation and amortization                                       42,477               70,418
              Provision for uncollectable accounts                                 3,491                9,196
              Decrease in operating assets - net                                  59,284               92,965
              Increase in operating liabilities - net                             93,703               86,782
                                                                            ------------         ------------
                  Net cash provided by operating activities                      227,256               49,595
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (31,018)              (5,874)
      Advances to Parent Company                                                 (86,447)             (46,903)
                                                                            -------------        ------------
                  Net cash (used in) provided by investing activities           (117,495)             (52,777)
                                                                            -------------        ------------

Cash flows from financing activities
      Cash Overdraft                                                             (44,927)               6,289
      Payment of long term debt                                                  (20,495)             (21,561)
      Proceeds from long term debt                                                58,413                6,289
      Advances from (payments to) related parties                                (61,473)              17,962
                                                                            -------------        ------------
                  Net cash used in financing activities                          (68,482)               2,690
                                                                            -------------        ------------

Effect of foreign translations on cash                                           (41,279)                 492
                                                                            -------------        ------------

                  NET CHANGE IN CASH AND EQUIVALENTS                                   -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.


--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of April 30, 1999, and the consolidated statements of earnings for the three and six months ended April 30, 1999 and 1998, and the condensed consolidated statements of cash flow for the six months ended April 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. Results of operations for the six months ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

Results of operations

Revenue

Revenue from service fees was approximately $2.2 million in the six months ended April 30, 1999 compared with approximately $1.5 million for the six months ended April 30, 1998, an increase of approximately 45%, or approximately $697,000. This increase is primarily attributable to increases in fees from existing customers of approximately $694,000 in weather and NOTAMs fees from the Monterey facility (which commenced operations in July 1998). These increases were offset by the loss of revenue of approximately $151,000 from customers who had provided the Company with one-time fees in the six months ended April 30, 1998 and the loss of fees of approximately $118,000 from customers who ceased operations in prior quarters.

Revenue from hardware, software and license sales increased approximately $312,000, from approximately $3,000 for the six months ended April 30, 1998 to approximately $315,000 for the six months ended April 30, 1999. This was primarily due to the completed installation of two AURORA flight planning systems during the three months ended April 30,1999.

Costs and expenses

Operating expenses increased approximately 54%, or approximately $657,000, from approximately $1.2 million for the six months ended April 30, 1998 to approximately $1.9 million for the six months ended April 30, 1999. This change is primarily attributable to an increase in salaries and benefits of approximately $389,000 and an increase in communications costs of approximately $202,000. A significant portion of these increases relates to the increased costs of the Monterey facility. Furthermore, royalty expenses of approximately $49,000 were increased during the six months ended April 30, 1999 for the use of the weather and NOTAMs software in the Monterey facility. Other operating expenses increased by approximately $17,000.

Research and development expenditures decreased approximately $1,000, during the six months ended April 30, 1999 over the same period in fiscal 1998. The Company's research and development team had completed the majority of its work on the new AURORA program, and accordingly, this resulted in a decline in research and development expenses during the six months ended April 30, 1999. The Company has claimed scientific research and experimental development credits of approximately $25,000 in the six months ended April 30, 1999 as compared to approximately $27,000 for the six months ended April 30, 1998.

Selling, general and administrative expenses increased approximately 4%, or approximately $16,000, from approximately $381,000 for the six months ended April 30, 1998 to approximately $397,000 for the six months ended April 30, 1999. The increase is primarily attributable to the increased travel costs of approximately $43,000 associated with maintaining locations in Waterloo, Ontario and Monterey, California. The increase in travel costs is offset by a reduction in management fees of approximately $34,000 from an agreement that ended in July 1998 and a net increase in other selling, general and administrative costs of approximately $7,000.

Other income (expense)

The Company recorded a loss of approximately $30,000 on realized foreign exchange transactions for the six months ended April 30, 1999. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Net (loss) earnings

The unaudited consolidated financial statements reflect net earnings of approximately $28,000 for the six months ended April 30, 1999 compared to a net loss of approximately $210,000 for the six months ended April 30, 1998. The change is due to the increase in revenues, and specifically the sale of two AURORA systems, as offset by a smaller increase in costs and expenses

Liquidity and Capital Resources

The Company had no cash resources in either the six months ended April 30, 1998, nor 1997. In addition, at April 30, 1999, the Company had a working capital deficiency of $933,426 as compared to $1,222,816 as of October 31, 1998.

Cash flows from operations accounted for an increase in cash of $227,256, primarily as a result of the decrease in operating assets and the increase in operating liabilities as well as the impact of net earnings for the period. Cash flows from investing activities for the six months ended April 30, 1999 represent a net outflow of $117,495, primarily due to advances made to the Company's parent. Cash flows from financing activities for the six months ended April 30, 1999 represent a net outflow of $68,482, all of which relates to long term repayments and advances.

As of April 30, 1999, the Company had no significant commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and Form 10-QSB for the period ended July 31, 1999 for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services (UK) Limited. Furthermore, the Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

As of April 30, 1999, the Company's bank indebtedness, net of the restricted cash held by the bank as security for its loans, equaled $41,931.

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

--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:    October 20, 1999                       By: /s/  Russell K. Thal
     --------------------------                     ----------------------------
                                                    Chairman of the Board

Date:    October 20, 1999                       By: /s/  Duncan Macdonald
     --------------------------                     ----------------------------
                                                    Chief Executive Officer

Date:    October 20, 1999                       By: /s/  Rainer Vietze
     --------------------------                     ----------------------------
                                                    Chief Financial Officer