Form 10QSB
period 1999-07-31
COMPUFLIGHT INC
filed 1999-10-21
CIK 790272

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[x] Quarterly Report PURSuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                July 31, 1999
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                 to

Commission File Number                     0-15362

                                Compuflight, Inc.
--------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

        Delaware                                            11-2883366
-----------------------                              ---------------------------
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

--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------

                                    I n d e x


                                                                            Page
                                                                          Number

Part I.   Financial Information

Item 1.   Unaudited Financial Statements

          Condensed Consolidated Balance Sheet as of July 31, 1999.............3

          Consolidated Statements of Operations - For the Nine Months
          and Three Months Ended July 31, 1999 and July 31, 1998...............4

          Condensed Consolidated Statements of Cash Flows - For the Nine
          Months Ended July 31, 1999 and July 31, 1998.........................5

          Notes to Condensed Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis or Plan of Operation............7

Part II.  Other Information...................................................13

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

-------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                                                      July 31,
                                                                                                         1999
--------------------------------------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $312,569                 $       203,224
      Investment tax credits receivable, net of allowance                                             499,935
      Prepaid expenses and other                                                                       91,396
                                                                                                 ------------

         Total current assets                                                                         794,520

FIXED ASSETS, NET                                                                                     312,402

RESTRICTED CASH                                                                                        50,000

DUE FROM RELATED PARTIES                                                                              424,993

OTHER ASSETS                                                                                           19,317

                                                                                              $     1,601,232

-------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        57,397
      Bank revolving demand loans                                                                      76,199
      Accounts payable and accrued liabilities                                                      1,396,058
      Deferred lease inducements - current portion                                                     14,406
      Due to related parties - current portion                                                        105,152
      Long term debt - current portion                                                                173,018
                                                                                                 ------------

         Total current liabilities                                                                  1,822,230

DUE TO RELATED PARTIES                                                                                 80,477

LONG TERM DEBT                                                                                        111,100

DEFERRED LEASE INDUCEMENTS                                                                             90,037

MINORITY INTERESTS                                                                                    237,343

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Cumulative foreign translation adjustment                                                        50,742
      Accumulated deficit                                                                          (2,473,144)
                                                                                                 ------------

                                                                                                     (739,955)

                                                                                              $     1,601,232


     See notes to unaudited condensed consolidated financial statements.

Part I, Item 1.                                                     Page 3 of 12

------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
                                                       Nine Months Ended               Three Months Ended
                                                             July 31,                         July 31,
                                                       1999             1998             1999            1998
-------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                             $  3,369,987      $ 2,298,709      $ 1,137,836      $  764,024
      Hardware, software and license sales          314,706          249,966                -         246,807
                                                  ---------       ----------       ----------       ---------
                                                  3,684,693       2,548,675        1,137,836        1,010,831
                                                  ---------       ---------        ----------       ---------
Costs and Expenses
      Operating                                   2,809,745        1,884,365          931,855         663,209
      Research and development, net of
         Investment Tax Credits                      17,475           18,600            5,941           6,084
      Selling, general and administrative           564,058          558,209          167,210         177,619
      Depreciation and amortization                  63,124          101,362           20,647          30,944
                                                  ---------       ----------       ----------       ---------
                                                  3,454,402       2,562,536         1,125,653         877,856
                                                  ---------       ----------       ----------       ---------

Operating income (loss)                             230,291          (13,861)          12,183         132,975

Other income (expense)
      Interest income                                78,799           18,576           52,958           6,729
      Interest expense - related parties            (29,739)         (38,765)          (4,886)        (20,024)
      Interest expense - other                     (234,002)         (95,311)         (73,582)        (40,362)
      Other
      Provision for bad debt - related party              -         (349,542)               -        (349,542)
      Realized foreign exchange gain (loss)         (15,993)         (10,005)          14,382          (8,918)
                                                  ----------      -----------      ----------       ----------

         NET EARNINGS (LOSS)                    $    29,356      $  (488,908)     $      1,055    $  (279,142)
                                                  =========       ==========       ===========      ==========

--------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                   $      0.01     $      (0.28)   $           -     $     (0.15)
                                                  =========       ==========       ==========       =========

Weighted Average Number of Common
      Shares Outstanding                          2,001,980        1,735,313        2,001,980       1,801,980
                                                  =========     ============       ==========       =========



     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 4 of 12

--------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended July 31,                                                          1999                  1998
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
      Net earnings (loss)                                               $         29,356      $      (488,908)
      Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                       63,124              101,362
              Provision for uncollectable accounts                                 3,491                9,196
              Provision for bad debt related party                                     -              349,542
              (Increase) decrease in operating assets - net                      175,386             (218,992)
              Increase in operating liabilities - net                             59,128              305,139
                                                                            ------------         ------------
                  Net cash provided by operating activities                      330,485               57,339
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (58,582)              (5,874)
      (Advances to) repayments from Navtech Applied Research Inc.               (163,837)            (378,608)
                                                                            ------------         ------------
                  Net cash used in investing activities                         (222,419)            (384,482)
                                                                            ------------         ------------ -

Cash flows from financing activities
      Cash Overdraft                                                              (1,263)               5,891
      Proceeds from issue of common shares                                                            135,000
      Advances from (payment to) related parties - net                           (74,785)              11,216
      Proceeds from long term debt                                                20,914              184,339
      Payment of long term debt                                                  (33,314)             (32,041)
                                                                            ------------         ------------
                  Net cash (used in) provided by financing activities            (88,448)             304,405
                                                                            ------------         ------------

Effect of foreign translations on cash                                           (19,618)              22,738
                                                                            ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                                 -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Bank indebtedness at end of period                                      $              -      $             -
                                                                            ============         ============


     See notes to unaudited condensed consolidated financial statements.


Part I, Item 1.                                                     Page 5 of 12

--------------------------------------------------------------------------------
Compuflight, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------


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


NOTE B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of July 31, 1999, and the consolidated statements of operations for each of the three months and nine months ended July 31, 1999 and 1998, and the condensed consolidated statements of cash flows for each of the nine months ended July 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. Results of operations for the nine months ended July 31, 1999 are not necessarily indicative of the operating results for the full year.


Part I, Item 1.                                                     Page 6 of 12

--------------------------------------------------------------------------------
Compuflight, Inc.
Other Information
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------

Results of operations

Revenue

Revenue from service fees was approximately $3.4 million in the nine months ended July 31, 1999 compared with approximately $2.3 million for the nine months ended July 31, 1998, representing a increase of approximately 47%, or approximately $1.1 million. The increase is primarily attributable to both an increase in fees from new and existing flight planning customers of approximately $545,000 and the in increase of approximately $870,000 in weather and NOTAMs fees from the Monterey facility (which commenced operations in July
1998). These increases were offset by the loss of revenue of approximately $176,000 from customers who had provided the Company with one-time revenues in the nine months ended July 31, 1998 and the loss of fees of approximately $139,000 from customers who ceased operations in prior periods.

Revenue from hardware sales and software licenses increased approximately 63%, or approximately $65,000, from approximately $250,000 for the nine months ended July 31, 1998 to approximately $315,000 for the nine months ended July 31, 1999. Furthermore, the Company has deferred revenue of approximately $61,000 related to a system sale. This system was delivered in the last quarter of 1999 and resulted in revenue of approximately $250,000.

Costs and expenses

Operating expenses increased approximately 49%, or approximately $925,000, from approximately $1.9 million for the nine months ended July 31, 1998 to approximately $2.8 million for the nine months ended July 31, 1999. This change is primarily attributable to an increase salaries and benefits of approximately $594,000 along with an increase in communications costs of approximately $228,000. These increases, along with an increase in royalties of approximately $66,000 and an increase in rent of approximately $37,000 relate primarily to the operation of the Monterey facility, which began operations in July 1998. There were minimal changes in other operating costs.

Research and development expenditures decreased approximately 28%, or approximately $5,000, during the nine months ended July 31, 1999 over the same period in fiscal 1998. The Company's research and development team had completed the majority of its work on the new AURORA program, and accordingly, this resulted in a decline in research and development expenses during the nine months ended July 31, 1999. The Company has claimed scientific research and experimental development credits of approximately $38,000 for the nine months ended July 31, 1999 compared to approximately $40,000 for the nine months ended July 31, 1998.

Selling, general and administrative expenses increased approximately 1%, or approximately $6,000, from approximately $558,000 for the nine months ended July 31, 1998 to approximately $564,000 for the nine months ended July 31, 1999. The increase is primarily attributable to an increase in travel of approximately $23,000 related to travel between the Company's facilities in California and Ontario. This increase was offset by a decrease in consulting and professional fees of approximately $16,000 and a net decrease in other selling, general and administrative costs of approximately $5,000.

Part II                                                             Part 7 of 12

Other income (expense)

The Company recorded a loss of $15,993 on realized foreign exchange transactions for the nine months ended July 31, 1999. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Net loss

The unaudited consolidated financial statements reflect a net earnings of approximately $29,000 for the nine months ended July 31, 1999 compared to a net loss of approximately $489,000 for the nine months ended July 31, 1998. This change is due to an increase in revenues as offset by a smaller decrease in costs and expenses. Furthermore, 1998 includes a one-time write off of a receivable from a related party.

Liquidity and Capital Resources

The Company had no cash resources at either July 31, 1999 or July 31, 1998. In addition, at July 31, 1999, the Company had a working capital deficiency of $1,068,792 as compared to $1,222,816 as of October 31, 1998.

Cash flows from operations for the nine months ended July 31, 1999 accounted for an inflow in cash of $330,485, primarily as a result of the decrease in operating assets and an increase in operating liabilities. Included in assets is approximately $33,000 in deferred acquisition of Skyplan Services (UK) Limited, which was completed in the fourth quarter of 1999 and approximately $40,000 in deferred costs related to the deferred revenue recorded on a software installation completed in the fourth quarter of 1999. Cash flows from investing activities for the nine months ended July 31, 1999 represent a net outflow of $222,419, primarily due to advances made to the Company's parent company. Cash flows from financing activities for the nine months ended July 31, 1999 represent a net outflow of $88,448, primarily due to payments on long term and related debt.

As of July 31, 1998, the Company had no significant capital commitments. Reference is made to the Company's Form 10-KSB for the year ended October 31, 1998 and this Form 10-QSB for a discussion of the Company's October 1, 1999 acquisition of all of the shares of Skyplan Services (UK) Limited. Furthermore, the Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

As of July 31, 1999, the Company's bank indebtedness, net of the restricted cash held by the bank as security for its loans, equaled $83,596.


Part II                                                             Page 8 of 12

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

Renegotiation of Demand Loans

During the past year, the Company has been successful in renegotiating two of its demand loans, resulting in payment terms that reflect reduced interest rates and fixed payment dates.

Part II                                                             Page 9 of 12

Increase Revenues from Existing Customers

The Company's products and services are used by more than 70 customers worldwide. By leveraging its solid market reputation, the Company has focused its efforts on expanding current customer revenues by providing additional products and services, by licensing additional users, and by upgrading customers to higher level products as their needs arise. The introduction of the Company's account management group has given the Company the ability to more readily identify these potential revenue opportunities, and to be proactive in supplementing the efforts of the sales group. The addition of weather and NOTAMs, and the related integration of these systems into the Company's products, has provided another key component in the Company's plans to become the premier aviation flight operations systems supplier in the mid-range market.

Expanded Sales and Marketing Efforts

Sales and marketing activities have increased significantly during the past year, as the Company's product strategy has been implemented. The Company has added sales staff to provide more representation in its traditional North American market, while also establishing agent relationships to provide more focus in other areas of the world including Asia and Europe. This successful beginning of this plan has been evident by the Company's success with the sales programs of its largest new product offering, the Aurora Flight Planning system.

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

The benefits of these projects have been immediate; however the Company will require additional funding to achieve its stated plans and objectives. As such, various financing sources, including debt or equity offerings, will be investigated when and if such financing is available to the Company. No assurances can be given that any required financing will be available with commercially reasonable terms or otherwise. In addition, no assurances can be given that the Company's activities, as set forth above, will be successful whether due to lack of required financing or otherwise.

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

Part II                                                            Page 10 of 12

--------------------------------------------------------------------------------
Compuflight, Inc.
Other Information
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------

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

(2) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration No. 2-93714-NY).


Part II                                                            Page 11 of 12

--------------------------------------------------------------------------------
Compuflight, Inc.
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               Compuflight, Inc.
                                                                    (Registrant)

Date:    October 20, 1999                         By: /s/  Russell K. Thal
     -----------------------                          --------------------------
                                                      Chairman of the Board

Date:    October 20, 1999                         By: /s/  Duncan Macdonald
     -----------------------                          --------------------------
                                                      Chief Executive Officer

Date:    October 20, 1999                         By: /s/  Rainer Vietze
     -----------------------                          --------------------------
                                                      Chief Financial Officer