Form 10KSB/A
period 1997-10-31
COMPUFLIGHT INC
filed 1999-12-03
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB/A
                                  Amendment #1

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                    October 31, 1997
                          --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                                     to

Commission File Number                            0-15362
                          --------------------------------------------

                                COMPUFLIGHT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

    Delaware                                             11-2883366
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)


     125 Mineola Avenue, Roslyn Heights, NY                            11577
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's telephone number (516) 625-0202

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                COMPUFLIGHT, INC.
                               1997 FORM 10-KSB/A
                                   Amendment 1



                                TABLE OF CONTENTS




                                     PART II

Item 7.  Financial Statements

                                    PART III

Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

ITEM 7.  FINANCIAL STATEMENTS


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

        Notes to Consolidated Financial Statements                   F-7 to F-27

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


GRANT THORNTON LLP

Melville, New York
August 5, 1999



                       Compuflight, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1997

                                     ASSETS

 CURRENT ASSETS
     Accounts receivable, net of allowance for doubtful accounts
       of $178,997                                                                                              $   250,476
     Prepaid expenses and other                                                                                      18,206
                                                                                                                -----------
         Total current assets                                                                                       268,682
 INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                                                                490,850
 FIXED ASSETS, NET                                                                                                  403,475
 RESTRICTED CASH                                                                                                     50,000

 OTHER ASSETS                                                                                                        22,120

                                                                                                                 $1,235,127
                                 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Cash overdraft                                                                                              $   81,996
     Bank revolving demand loans                                                                                     81,615
     Accounts payable                                                                                               473,429
     Accrued and other liabilities                                                                                  442,178
     Due to related parties - current portion                                                                       169,608
     Current portion of long-term debt                                                                               43,627
     Current portion of deferred lease inducements                                                                   15,430
                                                                                                                 ----------
                                                                                                                  1,307,883
 DUE TO RELATED PARTIES                                                                                              76,672
 LONG-TERM DEBT                                                                                                     112,702
 DEFERRED LEASE INDUCEMENTS                                                                                         123,440
 OTHER LIABILITIES                                                                                                   11,751
 MINORITY INTERESTS                                                                                                 254,214
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; authorized
       2,500,000 shares; issued and outstanding,
       1,701,980 shares                                                                                               1,702
     Additional paid-in capital                                                                                   1,545,745
     Notes receivable - former chairmen                                                                            (278,325)
     Cumulative foreign exchange adjustment                                                                          43,070
     Accumulated deficit                                                                                         (1,963,727)
                                                                                                                 ----------
                                                                                                                   (651,535)
                                                                                                                 $1,235,127
The accompanying notes are an integral part of this statement.

                                      F-3



                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended October 31,


                                                                                          1997                      1996
                                                                                       ----------                ----------

Revenue
    Service fees                                                                       $2,665,337                $3,078,084
    Hardware, software and license sales                                                  125,030                   496,505
                                                                                       ----------                ----------

                                                                                        2,790,367                 3,574,589
                                                                                       ----------                ----------

Costs and expenses
    Operating                                                                           2,398,086                 2,023,678
    Research and development, net                                                          35,334                   122,177
    Selling, general and administrative                                                 1,532,665                 1,157,488
    Allowance for reduction in scientific research and
      experimental development credits                                                    296,029
    Restructuring costs                                                                    90,948
    Office relocation costs                                                                67,678
    Depreciation and amortization                                                         162,448                   133,072
                                                                                       ----------                ----------

                                                                                        4,583,188                 3,436,415
                                                                                       ----------                ----------

         Operating (loss) income                                                       (1,792,821)                  138,174

Other income (expense)
    Interest income                                                                        54,590                    59,825
    Interest expense - related parties                                                    (35,680)                  (40,351)
    Interest expense - other                                                              (68,834)                  (46,587)
    Realized foreign exchange loss                                                         (7,690)                     (645)
    Waiver of deferred salaries                                                                                       5,499
    Other                                                                                  30,783                    33,751
                                                                                       -----------               ----------

         NET (LOSS) INCOME                                                            $(1,819,652)              $   149,666
                                                                                       ==========                ==========

Net (loss) income per share                                                                $(1.07)                    $0.09
                                                                                            =====                      ====

Weighted average number of common shares outstanding                                    1,701,980                 1,691,563
                                                                                        =========                 =========



The accompanying notes are an integral part of these statements.

                                   F-4



                       Compuflight, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                      Years ended October 31, 1997 and 1996

                                                                                   Notes       Cumulative
                                                                 Additional     Receivable -    foreign
                                             Common stock         paid -in        former       translation    Accumulated
                                          Shares      Amount       capital       chairmen      adjustment       deficit      Total
                                       ----------    -------    -----------     -----------   -----------     ------------ --------

Balance at November 1, 1995             1,576,980     $1,577     $1,444,308    $(1,050,533)     $54,034      $(293,741)    $155,645

Issuance of common stock                  125,000        125        101,437                                                 101,562
Amortization of notes receivable -
   former chairman                                                                  71,266                                   71,266
Repayments from RE&A - net                                                          16,759                                   16,759
Foreign translation adjustment                                                                   11,125                      11,125
Net income                                                                                                     149,666      149,666
                                      ----------    ---------   -------------  ------------   ---------       --------     --------


Balance at October 31, 1996            1,701,980       1,702      1,545,745       (962,508)      65,159       (144,075)     506,023

Write off of notes receivable -
   former chairman                                                                 599,456                                  599,456
Repayments from RE&A - net                                                          84,727                                   84,727
Foreign translation adjustment                                                                  (22,089)                    (22,089)
Net loss                                                                                                     (1,819,652) (1,819,652)
                                      ----------     -------    -------------  ------------    ---------     ----------   ----------


Balance at October 31, 1997            1,701,980      $1,702     $1,545,745    $  (278,325)     $43,070     $(1,963,727) $ (651,535)
                                       =========       =====      =========      ==========      ======      ==========    =========



The accompanying notes are an integral part of this statement.


                                   F-5


                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,

                                                                                          1997                       1996
                                                                                       ----------                --------
Cash flows from operating activities
   Net (loss) income                                                                  $(1,819,652)                $ 149,666
   Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation and amortization                                                      162,448                   133,072
       Provision for uncollectible accounts                                               106,731                    68,685
       Allowance for reduction in investment tax credits                                  296,029
       Write off of note receivable - former chairman                                     599,456
       Consulting fees, net                                                                                          71,266
       (Increase) decrease in operating assets
         Accounts receivable                                                              237,336                  (266,390)
         Scientific research and experimental development credits                         (61,827)                 (290,559)
         License fees receivable                                                          104,502                   235,110
         Prepaid expenses and other                                                         9,164                     3,247
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                                         144,239                       264
                                                                                        ---------                 ---------
         Net cash (used in) provided by operating activities                             (221,574)                  104,361
                                                                                        ---------                 ---------

Cash flows from investing activities
   Purchase of fixed assets                                                              (330,225)                  (27,247)
   Proceeds from lease inducements                                                        141,023
   Payments from RE&A                                                                      66,223                    16,759
                                                                                        ---------                 ---------
         Net cash used in investing activities                                           (122,979)                  (10,488)
                                                                                        ---------                 ---------

Cash flows from financing activities
   Cash overdraft                                                                          81,995
   Proceeds from bank revolving demand loans                                               81,616
   Restricted cash                                                                        (50,000)
   Payment of notes - former affiliate                                                                             (197,337)
   Proceeds from bank loan                                                                158,752
   Proceeds from loan                                                                      13,948
   Proceeds from note                                                                      47,215                    44,753
   Payment of notes                                                                       (40,031)                   (2,943)
                                                                                        ---------                 ---------
         Net cash provided by (used in) financing activities                              293,495                  (155,527)
                                                                                        ---------                 ---------

Effect of foreign translations on cash                                                     13,696                     1,104
                                                                                        ---------                 ---------

         NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                          (37,362)                  (60,550)

Cash and cash equivalents at beginning of year                                             37,362                    97,912
                                                                                        ---------                 ---------

Cash and cash equivalents at end of year                                               $                         $   37,362
                                                                                        =========                 =========

The accompanying notes are an integral part of these statements.

                                      F-6

                       Compuflight, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1997 and 1996



NOTE A - DESCRIPTION OF BUSINESS AND ORGANIZATION

          Compuflight, Inc. ("Compuflight") and Subsidiaries, Navtech Systems Support Inc. ("Support") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company") are engaged in the business of (1) providing computerized flight planning services to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) selling customized versions of their proprietary software to end users mainly throughout the United States and Canada.


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

o The Company has increased its marketing endeavors with respect to its two major software products, AURORA and COMRAD. This increase is also tied to a strategic redirection by senior management to focus the Company on the sale of systems versus the provision of flight planning on a service bureau basis. These efforts have resulted in several larger system sales in fiscal 1997. In addition, the Company continues to develop complementary products to address marketplace demands.

o The Company has added to its senior management team in order to provide support for the development, customer support and operations areas of the business. As a result, management believes, an efficient management structure has been created with a clear division between strategic and operational policy development.

o The Company devoted time to the realization of its investment tax credits receivable under the Canadian Scientific Research and Experimental Development incentive program.

o             The Company has continued its pursuit of financing.

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:

                                              Useful
                                              life                    1997

      Computer software                       5-10 years        $  411,328
      Computer equipment                      5-10 years           374,175
      Furniture and fixtures                  5-20 years            46,507
      Leasehold improvements                  5-10 years           142,298
      Office equipment                        5 years               78,086
                                                               -----------

                                                                 1,052,394

      Less accumulated depreciation and amortization              (648,919)
                                                               -----------
                                                                $  403,475
                                                               ===========


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

     Due to Related Parties

         Due to related parties at October 31, 1997 consists of the following:

               Support shareholder demand loans (i)        $  35,485
               Accrued interest (i)                           57,847
               Loans payable - related parties (ii)           68,118
               Note payable - related party (iii)             84,830
                                                            --------

                                                             246,280
               Less current portion                         (169,608)

               Long-term portion                           $  76,672
                                                            ========

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

              (iii) Notes payable - related parties includes a note payable to a company related to a director of the Company and a note payable to a director of the Company. Interest in the amount of $1,193 on the latter note is in arrears and is included in accrued interest. The payments on the note payable to a company related to a director of the Company are not fixed. Amounts due on the note payable to a director of the Company are due at various scheduled dated through March 2000.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE F (continued)

     Maturities of related party debts as of October 31, 1997 are as follows:

               October 31,
               1998                                      $ 169,608
               1999                                         61,831
               2000                                         14,841
                                                         ---------

                                                         $ 246,280


NOTE G - BANK REVOLVING DEMAND LOANS AND LONG TERM DEBT

     The Company has a revolving bank demand loan facility which provides for borrowings of up to $115,000 Canadian which are payable on demand. These demand loans bear interest at the bank's prime rate plus 1.25%.

     Long-term debt is as follows as of October 31, 1997:

      Small business bank loan  payable,  interest at the bank's prime rate plus
        1.75%, payable in monthly principal payments of $5,123 Canadian plus
        interest based on a 48 month amortization period              $ 156,329

      Less current portion                                              (43,627)
                                                                        --------
      Long-term portion                                                $ 112,702
                                                                        ========


     Substantially all of the Company's assets are pledged as collateral for revolving demand loans and long term debt. In addition, the revolving demand loans are hypothecated by a U.S. term deposit in the amount of $50,000 (U.S.) which is presented as "restricted cash" in the accompanying balance sheet.

     Maturities of related party debts as of October 31, 1997 are as follows:

               October 31,
               1998                                       $ 43,627
               1999                                         43,627
               2000                                         43,627
               2001                                         25,448
                                                          --------
                                                         $ 156,329
                                                          ========

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE H - INCOME TAXES

     The Company's fiscal 1997 and 1996 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                  1997                    1996
                                                ---------               --------

      Statutory U.S. Federal tax rate            (34.0)%                  34.0%
      Increase in valuation allowance             34.0
      Utilization of NOL carryforward                                    (34.0)
                                                 ------                  ------

                                                   -    %                 -    %
                                                =========              =========

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1997 are summarized as follows:

        Deferred tax assets
          Net operating loss carryforwards                      $ 425,000
          Deferred salaries and other compensation                313,000
          Allowance for doubtful accounts                         177,000
          Fixed assets                                             24,000
                                                                ---------

               Total deferred tax assets                          939,000

        Deferred tax liabilities
          License fees receivable                                 (31,000)
          Scientific research and experimental development
             credits, net                                        (203,000)

               Total deferred tax liabilities                    (234,000)

               Net deferred tax assets                          $ 705,000
                                                                 ========

        Valuation allowance                                     $(705,000)
                                                                 ========

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996


NOTE I (continued)

     Summary information with respect to the stock option plans follows:

                                                      Range of             Outstanding        Weighted          Outstanding
                                                      exercise               options           average            options
                                                       prices                granted        exercise price      exercisable


      Balance at November 1, 1995                   $0.625 - $3.24         1,228,377              0.658          427,877

      Terminated                                     0.625                  (600,000)             0.625
      Granted                                        0.625                    25,000              0.625
      Became exercisable                             0.625 - 3.24                                                225,250
                                                                          ----------                             -------

      Balance at October 31, 1996                    0.625 - 3.24            653,377              0.687          653,127

      Expired                                        0.625 - 3.24            (27,001)             0.77           (26,751)
                                                                          ----------                             -------

      Balance at October 31, 1997                    0.625 -  1.88           626,376              0.684          626,376
                                                                          ==========                             =======


     The following table summarizes information concerning currently outstanding and exercisable nonqualified stock options:

                                                                                    Weighted-average
                                                              Number outstanding       remaining       Weighted-average
                                                                     and            contractual life       exercise
                                                                 exercisable            (months)             price
      Range of exercise prices                                ------------------    ----------------   ----------------
                         $0.00 to $0.99                            550,000                 33                $.625
                         $1.00 to $1.88                             76,376                 68                $1.11


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

                                                                           1996
                                                                        --------
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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE J (continued)


         Future minimum annual rental payments pursuant to these leasing agreements as of October 31,1997 are summarized as follows:

                                     Related
                              Office                               party
                              space           Equipment          equipment            Total

          1998              $  98,611           $30,084          $14,478             $143,173
          1999                 58,660            26,467           26,827              111,954
          2000                 56,283            22,625           29,665              108,573
          2001                 62,904             9,429                                72,333
          2002                 62,904             7,886                                70,790
                             --------           -------         --------             --------

                             $339,362           $96,491          $70,970             $506,823
                              =======            ======           ======              =======

         Rental costs for fiscal 1997 and 1996 were $199,207 and $162,468, respectively. Rental cost incurred in 1997 and 1996 in connection with the equipment lease with the related party was $21,049 and $11,448, respectively.

     3.  Employment and Consulting Contracts

         The Company has entered into employment and consulting agreements with its chairman, Chief Executive Officer, former Chairmen and a director of the Company, which provide for minimum monthly compensation. The Company's obligations under such agreements expire at various times during the period from September 1997 through March 31, 2004. Further, the Company has entered into a retirement agreement with its chairman dated August 5, 1999, which provides for, among other things, the payment of 96 consecutive monthly payments of $6,250 commencing November 25, 1999 for services rendered for the period from November 1996 through October 1998. The Company has provided for approximately $300,000 relating to the net present value of the services provided by the chairman during fiscal 1998 and 1997. Concurrent with the term of this retirement agreement, the Company has also agreed to reimburse the Chairman for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and to obtain a declining balance life insurance policy on the Chairman commencing with coverage at $600,000 and declining at a rate of $150,000 per year. The proceeds of which are payable in full settlement of any remaining obligation at the time of the former Chairman's demise. All amounts due by promissory notes contain acceleration provisions, in the event, among other things, default in payment.

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE J (continued)

         Approximate  aggregate  minimum  compensation   obligations  under  all
agreements at October 31, 1997 are summarized as follows:

                                 Year              Amount

                                 1998         $   323,000
                                 1999             205,000
                                 2000             188,000
                                 2001             131,000
                                 2002             120,000
                                 Thereafter       170,000
                                                ---------
                                               $1,137,000
                                                =========


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

         A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1997 and 1996 is as follows:

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1997 and 1996



NOTE N (continued)

                                                1997                    1996
                                            -------------           ------------

      Net sales
          United States                       $2,052,518             $2,970,308
          Canada                                 523,556                368,743
          Other                                  214,293                235,538
                                             -----------             ----------

              Total net sales                $ 2,790,367             $3,574,589
                                             -----------             ==========

      Operating (loss) profit
          United States                      $ 1,165,939)               556,944
          Canada                                (626,882)              (418,770)
                                             -----------              ---------

              Total operating (loss) income  $(1,792,821)              $138,174
                                              ==========              =========

      Identifiable assets
          United States                      $1,040,648              $1,570,299
          Canada                                995,610               1,095,580
          Eliminations                         (851,131)               (850,981)
                                             ----------              ----------

               Total identifiable assets     $1,185,127              $1,814,898
                                              =========               =========

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The total number of Common Shares outstanding as November 30, 1999 was 2,001,980. The Common Shares are the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding Common Shares beneficially owned as of November 30, 1999 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Shares, (ii) each present Director, (iii) each person named in the Summary Compensation Table above, and (iv) all of the Company's present executive officers and directors as a group:

----------------------------------------------------------------------------------------------------------
                                                                                    Approximate
  Name and Address of Beneficial                                                   Percentage of
              Owner                Number of Shares Beneficially Owned          Outstanding Shares
----------------------------------------------------------------------------------------------------------
Dorothy A. English                           1,007,766(1)(2)                           50.3%
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Navtech Applied Research Inc.                 802,766(2)(3)                            40.1%
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Kenneth M. Snyder                               350,000(4)                             14.9%
1751 Westwood Drive
Minden, Nevada
----------------------------------------------------------------------------------------------------------
Global Weather Dynamics, Inc                     250,000                               12.5%
2400 Garden Road
Monterey, California
----------------------------------------------------------------------------------------------------------
Innovation Ontario Corporation                   125,000                                6.2%
56 Wellesley Street West
Toronto, Ontario, Canada
----------------------------------------------------------------------------------------------------------
Russell K. Thal                                 93,813(5)                               4.5%
125 Mineola Avenue
Roslyn Heights, New York
----------------------------------------------------------------------------------------------------------
Denis L. Metherell                                6,000                                   *
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Duncan Macdonald                                  - (6)                                   *
275 Slater Street
Ottawa, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
All executive officers and
directors as a group (7 persons)            1,457,579(1)(4)(5)                         60.0%
----------------------------------------------------------------------------------------------------------

(1)      Represents  802,766  shares  beneficially  owned   by  Navtech  Applied
         Research Inc. ("NARI") (see footnote (3) below) and 205,000 shares beneficially owned by Ms. English.

(2)      Such persons may be deemed parents of the Company.

(3) Represents shares beneficially owned by NARI, of which, the Company has been advised, Ms. English is the Chairman, Chief Executive Officer and sole shareholder. Furthermore, the Company has been advised that these shares have been pledged to Raymond English as collateral for certain amounts due to Mr. English under an agreement between Mr. English and NARI. NARI has maintained voting control over these shares. See "Certain Relationships and Related Transactions."

(4) Represents shares issuable upon exercise of options that are currently exercisable.

(5) Includes 75,938 shares issuable pursuant to currently exercisable options and 312 shares owned by Mr. Thal's wife. This shall not be deemed an admission that Mr. Thal is the beneficial owner of the shares owned by his wife.

(6) Mr. Macdonald has voluntarily agreed not to exercise currently exercisable options held by him for the purchase of 200,000 Common Shares until such time as the authorized share capital of the Company has been sufficiently increased. In addition, as discussed under "Certain Relationships and Related Transactions - Duncan Macdonald," in the event of such increase in authorized share capital of the Company, a maximum of 343,546 Common Shares will be issuable to an entity controlled by Mr. Macdonald pursuant to the terms of a convertible loan made by such entity to the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

1.   Navtech Applied Research Inc.

     General

     Ray English and Associates Inc. ("RE&A") was a corporation incorporated in Ontario, Canada. Until June 29, 1998, RE&A was controlled by Raymond English, a former Chairman of the Company. As of that date, pursuant to a share transfer agreement, the ownership of RE&A was transferred to Mr. English's former spouse, Dorothy A. English. Dorothy A. English is an Executive Vice President and Director of the Company. As of July 2, 1998, RE&A was merged with Navtech Applied Research Inc. ("NARI") and continued operations under the latter name.

     NARI was incorporated in Ontario, Canada on December 31, 1997 and during all material times has been wholly owned by Dorothy A. English, who serves as its Chairman and Chief Executive Officer.

     References to RE&A below will pertain strictly to the company as it existed prior to the merger with NARI.

     Share Ownership

     NARI owns 802,766 Common Shares of the Company. On or about July 15, 1995, RE&A had transferred all of its Common Shares of the Company to Dorothy A.
English, as voting trustee pursuant to a voting trust agreement between them. When control of RE&A was transferred to Dorothy A. English as discussed above and RE&A and NARI merged, the voting trust agreement was terminated and the shares returned to NARI. At that time, the share certificate was placed in escrow as security for amounts payable by NARI to Mr. English pursuant to the share transfer agreement discussed above.

     RE&A/Navtech Transactions

     In 1993, Navtech charged RE&A, its then parent company, a management, consulting and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Navtech also advanced funds to RE&A in order to assist RE&A in meeting its continuing obligations. Effective July 15, 1995, RE&A executed and delivered to Navtech a promissory note in the principal amount of $750,000 Canadian (the "RE&A Note") to evidence certain obligations to Navtech as of such date. The RE&A Note is payable on July 15, 2005 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually. Effective with the merger of RE&A and NARI, NARI, by operation of law, assumed the obligation represented by the RE&A Note.

     Further, pursuant to a consulting and marketing agreement between RE&A and Navtech, RE&A agreed to provide software marketing services to the Company. Navtech had the right to offset $3,500 Canadian per month against compensation otherwise payable to RE&A thereunder as payment of amounts due under the RE&A Note. Effective July 15, 1998, this agreement was terminated by NARI and Navtech.

2.   Global Weather Dynamics, Inc.

     On July 15, 1998, NARI acquired from Global Weather Dynamics, Inc. ("GWDI") all of the assets of the GWDI's Weather Services Division ("WSD") for a consideration consisting of $250,000 in cash, the delivery of 250,000 Common Shares of the Company to GWDI and the delivery of 50,000 Common Shares of the Company to an unrelated third party as a finder's fee. The primary assets acquired included the weather and certain other software that had been developed by GWDI. In addition, NARI obtained an assignment of the WSD customer contracts.

     Following the WSD acquisition by NARI, NARI and Compuflight entered into a non-exclusive, non-transferable software license agreement (the "License Agreement") for a term commencing August 1, 1998 and expiring initially on October 31, 1999, pursuant to which Compuflight has been granted the right to install, configure, modify and use in its business the software acquired by NARI. Pursuant to the License Agreement, the term automatically renews for additional one year periods unless either party gives at least 60 days prior written notice of its desire not to renew. Since no notice was given at least 60 days prior to October 31, 1999, the current term of the License Agreement has been extended to October 31, 2000. In addition, pursuant to the License Agreement, Compuflight is obligated to pay royalties in an amount equal to 10% of certain revenues derived from the sale of data processed using the licensed software. Concurrently with the execution of the License Agreement, NARI also assigned to Compuflight the rights it had obtained from GWDI with respect to the WSD customer contracts.

     In order to effect NARI's acquisition of WSD, certain transactions were undertaken between the Company and NARI to provide the necessary financing as follows:

    1. NARI purchased from Compuflight 300,000 Common Shares of the Company in consideration of $300 in cash and the delivery of a promissory note in the amount of $134,700, payable in 36 monthly installments and bearing interest at the rate of 10% per annum. The note provides that payments are to be made by offsetting royalties due under the License Agreement.

    2. Compuflight borrowed $210,000 from a Canadian financial institution, which loan is repayable over a 28-month term bearing interest at the rate of 9.18% per annum. Dorothy A. English personally guaranteed the repayment of this loan.

    3. The proceeds from the loan were transferred to Navtech which, in turn, loaned $150,000 to NARI. This loan bears interest commencing November 1, 1998 at the rate of 10% per annum and is repayable in 36 monthly installments commencing November 1, 1999.

    4. Subsequent to October 31, 1998, the Company advanced an additional $100,000 to NARI. The additional advance is repayable commencing with the payment in full of the promissory note in Item 1 above. It is repayable at the same monthly rates outlined above. The weather and other software acquired by NARI and licensed to the Company was of critical importance to the Company in order for it to maintain a competitive advantage in the delivery of its products to the marketplace. The Company had determined that the internal development of this software would require at least 10 man-years to complete at a cost estimated to be in excess of $700,000. Furthermore, the Company was paying third party weather suppliers approximately $4,000 per month for weather and related data it had determined was below the standards required by the Company's customers.

3.   Russell K. Thal

     Reference is made to "Employment Contracts; Termination of Employment and Change-in-Control Arrangements" for a discussion of a certain retirement agreement entered into between the Company and Mr. Thal.

4.   AVCON Associates Inc. ("AVCON")

     AVCON, an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director, leased certain computer equipment to Navtech. Effective January 31, 1996, the leases were terminated. On October 1, 1996, the Company entered into two new lease agreements for certain computer equipment. These agreements were replaced on June 1, 1999 with amended lease agreements. Under the present agreements, the Company is required to make varying payments until November 2004. The Company believes that the lease payments, which commenced July 1999 at $1,952 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

     On October 31, 1996, the Company executed and delivered to AVCON a promissory note in the principal amount of $53,000 Canadian (the "AVCON Note") to evidence amounts due under the terminated lease agreement noted above and outstanding as of such date. On June 1, 1999, the Company amended the note (the "Amended AVCON Note") to include additional arrears that had accumulated on the two leases. The Amended AVCON Note is in the principal amount of $90,000 Canadian, provides for interest at the rate of 18% per annum and is payable as follows:

     1. interest only of $1,350 Canadian per month from July 1999 to September 2000;

     2. interest and principal of $2,400 Canadian per month from October 2000 to April 2005; and

     3. a residual payment of principal and interest of $1,263 in May 2005.


5.  Duncan Macdonald

     Effective as of June 1, 1996, Navtech entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald was retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, as amended in January 1997, Mr. Macdonald was entitled to receive a base weekly fee of $3,000 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter was payable during the term of the Macdonald Key Advisor Agreement. Mr. Macdonald agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald has waived his entitlement to the bonus amounts related to each of the fiscal quarters of 1997 and 1998. The Macdonald Key Advisor Agreement expired in 1998, although Mr. Macdonald continued to serve as Chief Executive Officer until December 1998 under the same terms.

     Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Macdonald Employment Agreement") engaging Mr. Macdonald as Chief Executive Officer of the Company. Mr. Macdonald is entitled to receive a base quarterly fee of $1,250 commencing with the fiscal quarter ended January 31, 1999. Mr. Macdonald has agreed to make 30% of his working time available to the Company.

     Effective January 1, 1999, Navtech entered into a two year Services Agreement (the "Kintyre-Navtech Agreement") with Kintyre & Company Limited ("Kintyre"), a company owned by Mr. Macdonald. Under the Kintyre-Navtech Agreement, Kintyre has agreed to provide the services of Mr. Macdonald and Mr. Vietze, as well as other Kintyre staff as needed, to assist Navtech in it stategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $23,250 Canadian, plus an annual bonus of $8,700 Canadian.

     In April 1999, St. Andrews Capital Limited Partnership ("St. Andrews LP") advanced $90,000 to the Company for working capital purposes. Mr. Macdonald serves as the President of the general partner of St. Andrews LP and is the controlling stockholder of such general partner. The advance from St. Andrews LP is repayable, together with interest at the rate of 18% per annum, in 22 monthly installments.

     On October 1, 1999, St. Andrews LP advanced $128,830 to the Company to finance the Company's acquisition of Skyplan Services (UK) Limited. At the time of the loan, the Company had sufficient working capital to undertake the transaction, but determined that it was prudent to obtain outside financing. As provided for in a term sheet (which calls for the completion of definitive loan documents), the loan bears interest at the rate of 10% per annum and is repayable in 24 equal monthly payments of approximately $5,945 commencing November 1, 1999. The term sheet provides that the principal amount of the loan is convertible into Common Shares of the Company at a conversion price of $0.375 per share effective on the first day of the month following the approval of an increase in the authorized share capital of the Company sufficient for such purpose.

6.  Rainer Vietze

     On November 1, 1998, Mr. Vietze ceased his employment with Navtech and commenced employment with Kintyre. Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Vietze Employment Agreement") engaging Mr. Vietze as Chief Financial Officer of the Company. Mr. Vietze is entitled to receive a base quarterly fee of $625 commencing with the fiscal quarter ended January 31, 1999. Mr. Vietze has agreed to make 30% of his working time available to the Company.5. Duncan Macdonald

     Effective as of June 1, 1996, Navtech entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald was retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, as amended in January 1997, Mr. Macdonald was entitled to receive a base weekly fee of $3,000 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter was payable during the term of the Macdonald Key Advisor Agreement. Mr. Macdonald agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald has waived his entitlement to the bonus amounts related to each of the fiscal quarters of 1997 and 1998. The Macdonald Key Advisor Agreement expired in 1998, although Mr. Macdonald continued to serve as Chief Executive Officer until December 1998 under the same terms.

     Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Macdonald Employment Agreement") engaging Mr. Macdonald as Chief Executive Officer of the Company. Mr. Macdonald is entitled to receive a base quarterly fee of $1,250 commencing with the fiscal quarter ended January 31, 1999. Mr. Macdonald has agreed to make 30% of his working time available to the Company.

     Effective January 1, 1999, Navtech entered into a two year Services Agreement (the "Kintyre-Navtech Agreement") with Kintyre & Company Limited ("Kintyre"), a company owned by Mr. Macdonald. Under the Kintyre-Navtech Agreement, Kintyre has agreed to provide the services of Mr. Macdonald and Mr. Vietze, as well as other Kintyre staff as needed, to assist Navtech in it stategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $23,250 Canadian, plus an annual bonus of $8,700 Canadian.

     In April 1999, St. Andrews Capital Limited Partnership ("St. Andrews LP") advanced $90,000 to the Company for working capital purposes. Mr. Macdonald serves as the President of the general partner of St. Andrews LP and is the controlling stockholder of such general partner. The advance from St. Andrews LP is repayable, together with interest at the rate of 18% per annum, in 22 monthly installments.

     On October 1, 1999, St. Andrews LP advanced $128,830 to the Company to finance the Company's acquisition of Skyplan Services (UK) Limited. At the time of the loan, the Company had sufficient working capital to undertake the transaction, but determined that it was prudent to obtain outside financing. As provided for in a term sheet (which calls for the completion of definitive loan documents), the loan bears interest at the rate of 10% per annum and is repayable in 24 equal monthly payments of approximately $5,945 commencing November 1, 1999. The term sheet provides that the principal amount of the loan is convertible into Common Shares of the Company at a conversion price of $0.375 per share effective on the first day of the month following the approval of an increase in the authorized share capital of the Company sufficient for such purpose.

6.  Rainer Vietze

     On November 1, 1998, Mr. Vietze ceased his employment with Navtech and commenced employment with Kintyre. Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Vietze Employment Agreement") engaging Mr. Vietze as Chief Financial Officer of the Company. Mr. Vietze is entitled to receive a base quarterly fee of $625 commencing with the fiscal quarter ended January 31, 1999. Mr. Vietze has agreed to make 30% of his working time available to the Company.5. Duncan Macdonald

     Effective as of June 1, 1996, Navtech entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald was retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, as amended in January 1997, Mr. Macdonald was entitled to receive a base weekly fee of $3,000 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter was payable during the term of the Macdonald Key Advisor Agreement. Mr. Macdonald agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald has waived his entitlement to the bonus amounts related to each of the fiscal quarters of 1997 and 1998. The Macdonald Key Advisor Agreement expired in 1998, although Mr. Macdonald continued to serve as Chief Executive Officer until December 1998 under the same terms.

     Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Macdonald Employment Agreement") engaging Mr. Macdonald as Chief Executive Officer of the Company. Mr. Macdonald is entitled to receive a base quarterly fee of $1,250 commencing with the fiscal quarter ended January 31, 1999. Mr. Macdonald has agreed to make 30% of his working time available to the Company.

     Effective January 1, 1999, Navtech entered into a two year Services Agreement (the "Kintyre-Navtech Agreement") with Kintyre & Company Limited ("Kintyre"), a company owned by Mr. Macdonald. Under the Kintyre-Navtech Agreement, Kintyre has agreed to provide the services of Mr. Macdonald and Mr. Vietze, as well as other Kintyre staff as needed, to assist Navtech in it stategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $23,250 Canadian, plus an annual bonus of $8,700 Canadian.

     In April 1999, St. Andrews Capital Limited Partnership ("St. Andrews LP") advanced $90,000 to the Company for working capital purposes. Mr. Macdonald serves as the President of the general partner of St. Andrews LP and is the controlling stockholder of such general partner. The advance from St. Andrews LP is repayable, together with interest at the rate of 18% per annum, in 22 monthly installments.

     On October 1, 1999, St. Andrews LP advanced $128,830 to the Company to finance the Company's acquisition of Skyplan Services (UK) Limited. At the time of the loan, the Company had sufficient working capital to undertake the transaction, but determined that it was prudent to obtain outside financing. As provided for in a term sheet (which calls for the completion of definitive loan documents), the loan bears interest at the rate of 10% per annum and is repayable in 24 equal monthly payments of approximately $5,945 commencing November 1, 1999. The term sheet provides that the principal amount of the loan is convertible into Common Shares of the Company at a conversion price of $0.375 per share effective on the first day of the month following the approval of an increase in the authorized share capital of the Company sufficient for such purpose.

6.  Rainer Vietze

     On November 1, 1998, Mr. Vietze ceased his employment with Navtech and commenced employment with Kintyre. Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Vietze Employment Agreement") engaging Mr. Vietze as Chief Financial Officer of the Company. Mr. Vietze is entitled to receive a base quarterly fee of $625 commencing with the fiscal quarter ended January 31, 1999. Mr. Vietze has agreed to make 30% of his working time available to the Company.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 1999

                                                               COMPUFLIGHT, INC.

                                                        By: /s/ Duncan Macdonald
                                                            --------------------
                                                                Duncan Macdonald
                                                         Chief Executive Officer