Form 10KSB/A
period 1998-10-31
COMPUFLIGHT INC
filed 1999-12-03
CIK 790272

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                  Amendment #1
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended                    October 31, 1998
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

Issuer's telephone number (516) 625-0202
                          --------------------------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                COMPUFLIGHT, INC.
                               1998 FORM 10-KSB/A
                                  Amendment #1




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

              INDEX TO EXHIBITS

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

        Notes to Consolidated Financial Statements                   F-7 to F-26

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

                                      F-3


                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended October 31,



                                                                                         1998                        1997
                                                                                     -------------               -----------

Revenue
    Service fees                                                                       $3,339,818                $2,665,337
    Hardware, software and license sales                                                  509,928                   125,030
                                                                                       ----------                ----------

                                                                                        3,849,746                 2,790,367
                                                                                        ---------                 ---------

Costs and expenses
    Operating                                                                           2,758,518                 2,398,086
    Research and development, net                                                          24,413                    35,334
    Selling, general and administrative                                                   926,761                 1,532,665
    Allowance for reduction in scientific research and
      experimental development credits                                                                              296,029
    Restructuring costs                                                                                              90,948
    Office relocation costs                                                                                          67,678
    Depreciation and amortization                                                         133,833                   162,448
                                                                                       ----------                ----------

                                                                                        3,843,525                 4,583,188
                                                                                        ---------                 ---------

         Operating income (loss)                                                            6,221                (1,792,821)

Other income (expense)
    Interest income                                                                        52,501                    54,590
    Interest expense - related parties                                                    (46,126)                  (35,680)
    Interest expense - other                                                             (155,121)                  (68,834)
    Realized foreign exchange loss                                                         (1,795)                   (7,690)
    Provision for bad debt - related party                                               (394,453)
    Other                                                                                                            30,783
                                                                                   --------------               -----------

         NET LOSS                                                                       $(538,773)              $(1,819,652)
                                                                                         ========                ==========

Net loss per share - basic and diluted                                                     $(0.30)                   $(1.07)
                                                                                            =====                     =====

Weighted average number of common shares outstanding                                    1,801,980                 1,701,980
                                                                                        =========                 =========




The accompanying notes are an integral part of these statements.


                       Compuflight, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

                      Years ended October 31, 1998 and 1997



                                                                      Notes      Accumulated
                                                       Additional  Receivable-     other
                                      Common stock      paid -in      Former    comprehensive  Accumulated             Comprehensive
                                   Shares     Amount    capital      Chairmen      income        deficit      Total         income

Balance at November 1, 1996      1,701,980   $1,702    $1,545,745    $(962,508)    $65,159    $  (144,075)    $506,023

Write off of notes receivable -
   former chairman                                                     599,456                                 599,456
Repayments from NARI - net                                              84,727                                  84,727
Foreign translation adjustment                                                     (22,089)                    (22,089)  $  (22,089)
Net loss                                                                                       (1,819,652)  (1,819,652)  (1,819,652)
                                 ----------  --------- -----------  ------------- ---------    ----------   ----------   ----------


Comprehensive loss                                                                                                      $(1,841,741)

Balance at October 31, 1997      1,701,980    1,702     1,545,745     (278,325)     43,070     (1,963,727)    (651,535)

Issuance of shares to NARI         300,000      300       134,700                                              135,000
Reclassification - NARI note                                           278,325                                 278,325
receivable
Foreign translation adjustment                                                      14,380                      14,380       14,380
Net loss                                                                                         (538,773)    (538,773)    (538,773)
                                -----------  --------  ------------- ------------- ---------    ----------   ----------    ---------


Comprehensive loss                                                                                                        $(524,393)

Balance at October 31, 1998      2,001,980   $2,002    $1,680,445  $     -         $57,450    $(2,502,500)   $(762,603)
                                 =========    =====     =========   ===========     ======     ==========     ========


The accompanying notes are an integral part of this statement.


                       Compuflight, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,

                                                                                          1998                      1997
                                                                                       ----------                -------
Cash flows from operating activities
   Net loss                                                                             $(538,773)              $(1,819,652)
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities
       Depreciation and amortization                                                      133,833                   162,448
       Provision for uncollectible accounts                                               147,064                   106,731
       Allowance for reduction in investment tax credits                                                            296,029
       Write off of note receivable - former chairmen                                     394,453                   599,456
       Other                                                                              (14,841)
       (Increase) decrease in operating assets
         Accounts receivable                                                             (398,404)                  237,336
         Scientific research and experimental development credits                           7,262                   (61,827)
         License fees receivable                                                                                    104,502
         Prepaid expenses and other                                                        (4,720)                    9,164
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                                         440,428                   144,239
                                                                                         ---------                 --------
         Net cash provided by (used in) operating activities                              166,302                  (221,574)
                                                                                        ---------                ----------

Cash flows from investing activities
   Purchase of fixed assets                                                               (62,477)                 (330,225)
   Proceeds from lease inducements                                                                                  141,023
   Advances to parent company, net                                                       (279,151)
   Payments from NARI                                                                                                66,223
                                                                                       -----------                 ---------
         Net cash used in investing activities                                           (341,628)                 (122,979)
                                                                                         --------                  --------

Cash flows from financing activities
   Cash overdraft                                                                                                    81,995
   Proceeds from bank revolving demand loans                                                                         81,616
   Restricted cash                                                                                                  (50,000)
   Proceeds from issuance of common shares                                                    300
   Proceeds (repayments)  on bank loan, net                                               (41,961)                  158,752
   Proceeds from loan                                                                     180,087                    13,948
   Proceeds from note                                                                      26,905                    47,215
   Payment of notes                                                                       (18,311)                  (40,031)
                                                                                          -------                 ---------
         Net cash provided by financing activities                                        147,020                   293,495
                                                                                         --------                  --------

Effect of foreign translations on cash                                                     28,306                    13,696
                                                                                         --------                  --------

         NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (37,362)

Cash and cash equivalents at beginning of year                                                                       37,362
                                                                                 ----------------                 ---------
Cash and cash equivalents at end of year                                         $                          $
                                                                                    =============             =============

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

    14.  Reclassifications

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:

                                       Useful
                                        life                 1998

      Computer software               5-10 years        $  422,292
      Computer equipment              5-10 years           370,750
      Furniture and fixtures          5-20 years            40,129
      Leasehold improvements          5-10 years           130,091
      Office equipment                5 years              100,271
                                                        ------------

                                                         1,063,533

      Less accumulated depreciation and amortization      (753,907)

                                                        $  309,626



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


         Promissory Note # 1 ("Note # 1")

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

               (iii)Other notes payable - related  parties bear interest form 5%
                    - 18% and require monthly payments of interest and principal through May 2005. Maturities of related party debts as of October 31, 1998 are as follows:

                          October 31,
                          1999                                        139,789
                          2000                                         88,310
                          2001                                         26,548
                                                                    ---------

                                                                    $ 254,647



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

      Term loan,  interest at 9.18%,  payable in monthly  payments of  principal
        and interest of $7,351 through September 30, 2000                                        166,473

      Equipment note,  payable in monthly  payments of principal and interest of
        $598 through August 2003                                                                  22,057
                                                                                                  ------
                                                                                                 291,448
      Less current portion                                                                      (118,748)
      Long-term portion                                                                         $172,700

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

     Maturities of long-term debt as of October 31, 1998 are as follows:

                                  October 31,
                                        1999                   $ 118,728
                                        2000                     126,787
                                        2001                      35,007
                                        2002                       5,462
                                        2003                       5,464
                                                              ----------
                                                               $ 291,488


NOTE H - INCOME TAXES

     The Company's fiscal 1998 and 1997 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                  1998                1997
                                                ---------           --------

      Statutory U.S. Federal tax rate            (34.0)%             (34.0)%
      Increase in valuation allowance             34.0                34.0
                                                  ----                ----
                                                   -   %                -  %
                                                 ======              ======

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1998 are summarized as follows:

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE H (continued)

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

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE I (continued)

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

         Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1998 are summarized as follows:

                                                                                     Related
                                                Office                                Party
                                                 Space            Equipment          Equipment           Total

          1999                                 $  79,276          $  49,682          $11,282            $140,240
          2000                                    61,571             46,173           11,321             119,065
          2001                                    57,444             31,996           10,110              99,550
          2002                                    57,444              7,903           10,110              75,457
          2003                                    57,444              1,685           10,110              69,239
                                                --------          ---------          -------            --------

                                                $313,179           $137,439          $52,933            $503,551
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

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1998 and 1997 is as follows:

                       Compuflight, Inc. and Subsidiaries

                            October 31, 1998 and 1997



NOTE N (continued)

                                                                              1998                    1997
                                                                          -------------           -------------
      Net sales
          United States                                                      $3,092,291              $2,052,518
          Canada                                                                527,706                 523,556
          Other                                                                 229,749                 214,293
                                                                            -----------             -----------

              Total net sales                                               $ 3,849,746             $ 2,790,367
                                                                             ----------              ----------

      Operating (loss) profit
          United States                                                     $   (20,660)         $   (1,165,939)
          Canada                                                                 26,881                (626,882)
                                                                              ---------             -----------

               Total operating income (loss)                                     $6,221             $(1,792,821)
                                                                                  =====              ==========

      Identifiable assets
          United States                                                      $1,274,007              $1,040,648
          Canada                                                              1,350,778                 995,610
          Eliminations                                                       (1,047,131)               (851,131)
                                                                           ------------              ----------

               Total identifiable assets                                     $1,577,654              $1,185,127
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

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

     3(A) Certificate  of  Incorporation   and  amendments   thereto   including
          Certificate of Ownership and Merger (5)

     3(B) By-Laws (3)

     10(A)Employment Agreement dated as of December 1, 1993 between the Company and Russell K. Thal (4) Amendment #1 thereto dated March 14, 1996 (5), and amendment thereto dated January 8, 1997 (6)

     10(B) Incentive Stock Option Plan (3)

     10(C) Non-Qualified Stock Option Plan (2)

     10(D)Consulting Agreement dated as of November 1, 1993 between Compuflight,
          Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

     10(E)Promissory  Note  dated as of  November  1,  1993  payable  by Bert E.
          Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

     10(F)Lease dated October 8, 1996 between Ferdi Investments Company Limited and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (7)

     10(G) 1995 Key Employees and Advisors Stock Option Plan as amended (6)

     10(H)Consulting  and  Marketing  Agreement  dated  as of  January  1,  1995 between Navtech Systems Support Inc. and Ray English and Associates Inc. (5)

     10(I)Promissory  Note dated as of July 15, 1995  payable by Ray English and
          Associates Inc. to Navtech Systems Support, Inc., in the principal amount of $750,000 (5)

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

     10(K)Key   Advisor   Agreement   dated  as  of  October  1,  1995   between
          Compuflight, Inc. and Kenneth M. Snyder (5)

     10(L)Amended and  Restated  Stock  Option  Agreement  dated as of August 9,
          1995 between Compuflight, Inc. and Kenneth M. Snyder (5)

     10(M)Stock   Option   Agreement   dated  as  of  August  9,  1995   between
          Compuflight, Inc. and Duncan Macdonald (5)

     10(N)Key  Advisor  Agreement  dated  as of June  1,  1996  between  Navtech
          Systems Support Inc. and Duncan Macdonald (6)

     10(O)Retirement  Agreement  dated as of August 5, 1999,  between Russell K.
          Thal and Compuflight, Inc. (8)

     10(P)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $600,000. (8)

     10(Q)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $60,594. (8)

     10(R)Sale Purchase  Agreement  dated as of October 1, 1999 between  Navtech
          Systems Support, Inc., and Skyplan Services Limited for the shares of Skyplan Services (UK) Limited. (8)

     10(S)Forbearance  and Continued  Service  Agreement  dated as of October 1,
          1999 between Navtech Systems Support and Skyplan Services Limited. (8)

     10(T)Software License  Agreement dated as of August 1, 1998 between Navtech
          Applied Research Inc. and Compuflight, Inc. (8)

     10(U)Promissory  Note dated as of July 15, 1998 payable by Navtech  Applied
          Research Inc., to the order of Compuflight, Inc., in the principal amount of $134,700. (8)

     10(V)Promissory  Note dated as of July 15, 1998 payable by Navtech  Applied
          Research Inc., to the order of Compuflight, Inc., in the principal amount of $150,000. (8)

     10(W)Duncan Macdonald Employment Agreement dated as of December 1, 1998 between Duncan Macdonald and Compuflight, Inc.

     10(X)Rainer  Vietze  Employment  Agreement  dated as of  December  1,  1998 between Rainer Vietze and Compuflight, Inc.

     10(Y)Contract for Services Agreement between Navtech and Kintyre dated as of January 1, 1999.

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

(8) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

b)  Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1998.

EXHIBIT 10(W)

                  EMPLOYMENT AGREEMENT, dated as of December 1, 1998, by and between COMPUFLIGHT, INC., a Delaware corporation (the "Company"), and DUNCAN MACDONALD (the "Employee").

                                    RECITALS

                  WHEREAS, the Company and the Employee desire to enter into an employment agreement which will set forth the terms and conditions upon which the Employee shall be employed by the Company and upon which the Company shall compensate the Employee.

                  NOW, THEREFORE, in consideration of the foregoing and the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:

         1.       EMPLOYMENT: TERM

                  1.1 The Company will employ the Employee in its business, and the Employee will work for the Company therein, as its Chief Executive Officer, for a term commencing as of the date hereof and terminating on July 31, 2000 (the "Employment Period"). Such employment may be terminated by the Company at any time for "cause". As used in this Agreement, "cause" shall include, but not necessarily be limited to, the Employee's commission of any act in the performance of his duties constituting common law fraud, a felony or other gross malfeasance of duty, any material misrepresentation or breach of any material covenant on the Employee's part herein set forth, or the Employee's engagement in misconduct which is materially injurious to the Company or its subsidiaries.

         2.       DUTIES

                  2.1 During the Employment Period, the Employee shall serve as the Company's Chief Executive Officer, and shall perform duties of an executive character consisting of administrative and managerial responsibilities on behalf of the Company and such further duties of an executive character as shall, from time to time, be delegated or assigned to him by the Board of Directors of the Company consistent with the Employee's position.

         3.       DEVOTION OF TIME: PLACE OF PERFORMANCE

                  3.1 During the Employment Period, the Employee shall expend at least thirty percent (30%) of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities detrimental to the best interests of the Company.

                  3.2 The Company acknowledges and agrees that the Employee shall perform his services from his residence in Ottawa, Canada; provided, however, that the Employee shall periodically travel on behalf of the Company as reasonably required by his position.

         4.       COMPENSATION

                  4.1 For all services to be rendered by the Employee during the Employment Period and in consideration of the Employee's representations and covenants set forth in this Agreement, the Employee shall be entitled to the compensation set forth in Paragraph 4.2.

                  4.2 The Employee shall be entitled to receive from the Company during the Employment Period minimum compensation at the rate of five thousand dollars ($5,000) per annum. The Employee shall be entitled to such additional increments as shall be determined from time to time by the Board of Directors of the Company. The amounts due hereunder shall be payable on a quarterly basis to the extent of one thousand two hundred fifty dollars ($1,250) on the last day of each fiscal quarter of the Company during the Employment Period.

         5.       REIMBURSEMENT OF EXPENSES

                  5.1 The Company shall pay directly, or reimburse the Employee for, all reasonable and necessary expenses and disbursements incurred by the Employee for and on behalf of the Company in the performance of his duties during the Employment Period, including, without limitation, all reasonable expenses incurred by the Employee for food, lodging and transportation, if he is required to perform any of his duties away from his primary place of residence. For such purposes, the Employee shall submit to the Company, not less than once in each calendar month, reports of such expenses and other disbursements in form normally used by the Company.

         6.       DISABILITY

                  6.1 If, during the Employment Period, the Employee shall, in the opinion of a majority of the members of the Board of Directors of the Company (excluding the Employee), as confirmed by competent medical evidence, become physically or mentally incapacitated to perform his duties for the Company hereunder ("Disabled") for a continuous period, then for the first three
(3) months of such period he shall receive his full salary, and for the next three (3) months he shall receive fifty percent (50%) of his salary. In no event shall the Employee be entitled to receive any payments under this Paragraph 6.1 beyond the expiration or termination date of this Agreement. Effective with the date of his resumption of full employment, the Employee shall be re-entitled to receive his full salary. If such illness or other incapacity shall endure for a continuous period of at least six (6) months or for at least one hundred fifty
(150) business days during any nine (9) month period, the Company shall have the right, by written notice, to terminate the Employee's employment hereunder as of a date (not less than five (5) days after the date of the sending of such notice) to be specified in such notice. The Employee agrees to submit himself for appropriate medical examination to a physician of the Company's designation as necessary for purposes of this Paragraph 6.1.

                  6.2 The obligations of the Company under this Paragraph 6 may be satisfied, in whole or in part, by payments to the Employee under disability insurance provided by the Company.

         7.       RESTRICTIVE COVENANT

                  7.1 The services of the Employee are unique and extraordinary and essential to the business of the Company, especially since the Employee shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, the Employee agrees that, if the term of his employment hereunder shall expire or his employment shall at any time terminate for any reason whatsoever, with or without cause, the Employee will not at any time within thirty (30) days after such expiration or termination, without the prior written approval of the Company, directly or indirectly, anywhere in the United States of America, whether individually or as a principal, officer, employee, partner, director, agent of or consultant for any entity, (i) engage or participate in a business which, as of such expiration or termination date, is similar to or competitive with, directly or indirectly, that of the Company and shall not make any investments in any such similar or competitive entity; (ii) cause or seek to persuade any director, officer, employee, customer, agent, licensee or supplier of the Company to discontinue the status, employment or relationship of such person or entity with the Company, or to become employed in any activity similar to or competitive with the activities of the Company; (iii) cause or seek to persuade any prospective customer, licensee or supplier of the Company (which at the date of cessation of the Employee's employment with the Company was then actively being solicited by the Company) to determine not to enter into a business relationship with Company; (iv) hire or retain any director, officer or employee of the Company; or (v) solicit or cause or authorize to be solicited, for or on behalf of him or any third party, any business which is competitive, directly or indirectly, with the Company from (a) others who are, or were within one (l) year prior to the cessation of his employment with the Company, customers or licensees of the Company, or (b) any prospective customer or licensee of the Company which at the date of such cessation was then actively being solicited by the Company. The foregoing restrictions set forth in this Paragraph 7.1 shall apply likewise during the Employment Period.

                  7.2 (a) The Employee agrees to promptly disclose in writing to the Board of Directors of the Company all ideas, processes, methods, devices, business concepts, inventions, improvements, discoveries, know-how and other creative achievements (hereinafter referred to collectively as "discoveries"), whether or not the same or any part thereof is capable of being patented, trademarked, copyrighted, or otherwise protected, which the Employee, while employed by the Company, conceives, makes, develops, acquires or reduces to practice, whether acting alone or with others and whether during or after usual working hours, and which are related to the Company's business or interests, or are used or usable by the Company, or arise out of or in connection with the duties performed by the Employee. The Employee hereby transfers and assigns to the Company all right, title and interest in and to such discoveries (whether conceived, made, developed, acquired or reduced to practice on or prior to the date hereof or hereafter), including any and all domestic and foreign copyrights and patent and trademark rights therein and any renewals thereof. On request of the Company, the Employee will, without any additional compensation, from time to time during, and after the expiration or termination of, the Employment Period, execute such further instruments (including, without limitation, applications for copyrights, letters patent, trademarks and assignments thereof) and do all such other acts and things as may be deemed necessary or desirable by the Company to protect and/or enforce its right in respect of such discoveries. All expenses of filing or prosecuting any patent, trademark or copyright application shall be borne by the Company, but the Employee shall cooperate in filing and/or prosecuting any such application.

                      (b) The Employee acknowledges and agrees that, prior to his employment by the Company, he did not conceive, make, develop, acquire or reduce to practice any discovery which is related to the Company's business or interests or is used or usable by the Company.


                  7.3 (a) The Employee represents that he has been informed that it is the policy of the Company to maintain as secret all confidential information relating to the Company, including, without limitation, any and all knowledge or information with respect to secret or confidential methods, processes, plans, materials, customer lists or data, or with respect to any other confidential or secret aspect of the Company's activities, and further acknowledges that such confidential information is of great value to the Company. The Employee recognizes that, by reason of his employment with the Company, he has acquired and will acquire confidential information as aforesaid. The Employee confirms that it is reasonably necessary to protect the Company's goodwill, and, accordingly, hereby agrees that he will not, directly or indirectly (except where authorized by the Board of Directors of the Company for the benefit of the Company), at any time during the term of this Agreement or thereafter divulge to any person, or use, or cause or authorize any person, firm or other entity to use, any such confidential information.

                           (b) The  Employee  agrees  that he will  not,  at any
time, remove from the Company's premises any drawings, notebooks, software, data or other confidential information relating to the business and procedures heretofore or hereafter acquired, developed and/or used by the Company, except where necessary in the fulfillment of his duties hereunder.

                           (c) The Employee  agrees that, upon the expiration or
termination of this Agreement for any reason whatsoever, he shall promptly deliver to the Company any and all drawings, notebooks, software, data and other documents and material, including all copies thereof, in his possession or under his control relating to any confidential information or discoveries, or which is otherwise the property of the Company.

                           (d)  For  purposes  hereof,  the  term  "confidential
information" shall mean all information given to the Employee, directly or indirectly, by the Company and all other information relating to the Company otherwise acquired by the Employee during the course of his employment with the Company, other than information which (i) was in the public domain at the time furnished to, or acquired by, the Employee, or (ii)thereafter enters the public domain other than through disclosure, directly or indirectly, by the Employee or others in violation of an agreement of confidentiality or nondisclosure.

                  7.4 For purposes of this Paragraph 7, the term "Company" shall mean and include any and all subsidiaries, parents and affiliated entities of the Company in existence from time to time.

         8.       VACATIONS

                  8.1 The Employee shall be entitled to reasonable vacations during the Employment Period, the time and duration thereof to be determined by mutual agreement between the Employee and the Company.

         9.       PARTICIPATION IN EMPLOYEE BENEFIT PLANS

                  9.1 The Employee and any beneficiary of the Employee shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, profit sharing, insurance, bonus, deferred compensation, medical and dental insurance or reimbursement or other plan or program of the Company either in existence as of the date hereof or hereafter adopted for the benefit of its executive employees.

         10.      SERVICE AS DIRECTOR; LIABILITY INSURANCE.

                  10.1 During the Employment Period, the Employee shall, if elected or appointed, serve as a director of the Company and/or any subsidiaries of the Company in existence or hereafter created, in each case without any additional compensation for such services.

                  10.2 The Company agrees that, no later than the 10th of December 1999, it shall obtain a director and officer liability policy in the minimum amount of one million dollars ($1,000,000) and shall maintain such coverage during the Employment Period.

         11.      EARLIER TERMINATION

                  11.1 The Employee's employment hereunder shall automatically terminate upon his death and may terminate at the option of the Company upon:

                           (a)  the Employee's incapacity in accordance with the
 provisions set forth in Paragraph 6.l hereof;

                           (b)  one  (1)  day's  prior  written  notice  to  the
Employee in the event the Company terminates his employment hereunder for cause as set forth in Paragraph 1.1 hereof.

Upon the termination of the Employee's employment, the Employment Period shall be considered to have ended.

         12.      INJUNCTIVE RELIEF

                  12.1 The Employee acknowledges and agrees that, in the event he shall violate any of the restrictions of Paragraph 3 or 7 hereof, the Company will be without an adequate remedy at law and will therefore be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief in any court of competent jurisdiction without the necessity of proving damages and without prejudice to any other remedies which it may have at law or in equity. The Employee acknowledges and agrees that, in addition to any other state having proper jurisdiction, any such relief may be sought in, and for such purpose the Employee consents to the jurisdiction of, the courts of the State of New York.

         13.      NO RESTRICTIONS

                  13.l The Employee hereby represents that neither the execution of this Agreement nor his performance hereunder will (a) violate, conflict with or result in a breach of any provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under the terms, conditions or provisions of any contract, agreement or other instrument or obligation to which the Employee is a party, or by which he may be bound, or (b) violate any order, judgment, writ, injunction or decree applicable to the Employee. In the event of a breach hereof, in addition to the Company's right to terminate this Agreement, the Employee shall indemnify the Company and hold it harmless from and against any and all claims, losses, liabilities and expenses (including reasonable attorneys' fees) incurred or suffered in connection with or as a result of the Company's entering into this Agreement or employing the Employee hereunder.

         14.      ARBITRATION

                  14.1 Except with regard to Paragraph 12.1 hereof and any other matters that are not a proper subject of arbitration, all disputes between the parties hereto concerning the performance, breach, construction or interpretation of this Agreement or any portion thereof, or in any manner arising out of this Agreement or the performance thereof, shall be submitted to binding arbitration, in accordance with the rules of the American Arbitration Association. The arbitration proceeding shall take place in Nassau County or such other location as is agreed to by the parties.

                  14.2 The award rendered by the arbitrators shall be final, binding and conclusive, and judgment may be entered upon it in accordance with applicable law in the appropriate court in the State of New York, with no right of appeal therefrom.

                  14.3 Each party shall pay its or his own expenses of arbitration, and the expenses of the arbitrators and the arbitration proceeding shall be equally shared; provided, however, that, if, in the opinion of the arbitrator, or a majority of the arbitrators (if more than one), any claim or defense was unreasonable, the arbitrator(s) may assess, as part of their award, all or any part of the arbitration expenses of the other party (including reasonable attorneys' fees) and of the arbitrator(s) and the arbitration proceeding against the party raising such unreasonable claim or defense.

         15.      ASSIGNMENT

                  15.1 This Agreement, as it relates to the employment of the Employee, is a personal contract and the rights and interests of the Employee hereunder may not be sold, transferred, assigned, pledged or hypothecated.

         16.      NOTICES

                  16.1 Any notice required or permitted to be given pursuant to this Agreement shall be deemed to have been duly given when delivered by hand or sent by certified or registered mail, return receipt requested and postage prepaid, overnight mail or courier, or facsimile transmission as follows:

                  If to the Employee:

                  Duncan Macdonald
                  275 Slater Street, Suite 2002
                  Ottawa, ON    K1P 5HP
                  Telecopier Number: (613) 230-2939

                  If to the Company:

                  Compuflight, Inc
                  2400 Garden Road
                  Monterey, CA  93940
                  Attention:  David Strucke
                  Telecopier Number:  (831) 649-8655

                  with a copy to:

                  Certilman Balin Adler & Hyman, LLP
                  90 Merrick Avenue
                  East Meadow, New York ll554
                  Attention:  Fred S. Skolnik, Esq.
                  Telecopier Number:  (516) 296-7111

or at such other address as any party shall designate by notice to the other party given in accordance with this Paragraph 16.1.

         17.      GOVERNING LAW

                  17.1 This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, excluding choice of law principles thereof.

         18.      WAIVER OF BREACH; PARTIAL INVALIDITY

                  18.1 The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provision, or part thereof, of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision, or part thereof, had been reformed, and any court of competent jurisdiction or arbitrator(s), as the case may be, are authorized to so reform such invalid or unenforceable provision, or part thereof, so that it would be valid, legal and enforceable to the fullest extent permitted by applicable law.

         19.      ENTIRE AGREEMENT

                  19.1 This Agreement constitutes the entire agreement between the parties and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only by a writing executed by the parties hereto.

         20.      COUNTERPARTS

                  20.1  This   Agreement   may  be   executed  in  one  or  more
counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same instrument.

21.      FACSIMILE SIGNATURES

                  21.1 Signatures hereon which are transmitted via facsimile shall be deemed original signatures.

         22.      REPRESENTATION BY COUNSEL; INTERPRETATION

                  22.1 The Employee acknowledges that he has been represented by counsel, or has been afforded the opportunity to be represented by counsel, in connection with this Agreement. Accordingly, any rule or law or any legal decision that would require the interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived by the Employee. The provisions of this Agreement shall be interpreted in a reasonable manner to give effect to the intent of the parties hereto.

         23.      HEADINGS

                  23.1 The headings and captions under sections and paragraphs of this Agreement are for convenience of reference only and do not in any way modify, interpret or construe the intent of the parties or affect any of the provisions of this Agreement.

         24.      UNITED STATES DOLLARS

                  24.1 All dollar amounts expressed herein are United States dollars.

                  IN  WITNESS  WHEREOF,   the  undersigned  have  executed  this
Agreement as of the day and year above written.

                                                               COMPUFLIGHT, INC.


                            By: /s/ Duncan Macdonald
                                                            --------------------
                                                                Duncan Macdonald

EXHIBIT 10(X)


                  EMPLOYMENT AGREEMENT, dated as of December 1, 1998, by and between COMPUFLIGHT, INC., a Delaware corporation (the "Company"), and RAINER VIETZE (the "Employee").

                                    RECITALS

                  WHEREAS, the Company and the Employee desire to enter into an employment agreement which will set forth the terms and conditions upon which the Employee shall be employed by the Company and upon which the Company shall compensate the Employee.

                  NOW, THEREFORE, in consideration of the foregoing and the mutual covenants hereinafter set forth, the parties hereto have agreed, and do hereby agree, as follows:

         1.       EMPLOYMENT; TERM

                  1.1 The Company will employ the Employee in its business, and the Employee will work for the Company therein, as its Chief Financial Officer, for a term commencing as of the date hereof and terminating on July 31, 2000 (the "Employment Period"). Such employment may be terminated by the Company at any time for "cause". As used in this Agreement, "cause" shall include, but not necessarily be limited to, the Employee's commission of any act in the performance of his duties constituting common law fraud, a felony or other gross malfeasance of duty, any material misrepresentation or breach of any material covenant on the Employee's part herein set forth, or the Employee's engagement in misconduct which is materially injurious to the Company or its subsidiaries.

         2.       DUTIES

                  2.1 During the Employment Period, the Employee shall serve as the Company's Chief Financial Officer, and shall perform duties of an executive character consisting of administrative and managerial responsibilities on behalf of the Company and such further duties of an executive character as shall, from time to time, be delegated or assigned to him by the Board of Directors of the Company consistent with the Employee's position.

         3.       DEVOTION OF TIME; PLACE OF PERFORMANCE

                  3.1 During the Employment Period, the Employee shall expend at least thirty percent (30%) of his working time for the Company; shall devote his best efforts, energy and skill to the services of the Company and the promotion of its interests; and shall not take part in activities detrimental to the best interests of the Company.

                  3.2 The Company acknowledges and agrees that the Employee shall perform his services from his residence in Toronto, Canada; provided, however, that the Employee shall periodically travel on behalf of the Company as reasonably required by his position.

         4.       COMPENSATION

                  4.1 For all services to be rendered by the Employee during the Employment Period and in consideration of the Employee's representations and covenants set forth in this Agreement, the Employee shall be entitled to the compensation set forth in Paragraph 4.2.

                  4.2 The Employee shall be entitled to receive from the Company during the Employment Period minimum compensation at the rate of two thousand five hundred dollars ($2,500) per annum. The Employee shall be entitled to such additional increments as shall be determined from time to time by the Board of Directors of the Company. The amounts due hereunder shall be payable on a quarterly basis to the extent of six hundred twenty five dollars ($625) on the last day of each fiscal quarter of the Company during the Employment Period.

         5.       REIMBURSEMENT OF EXPENSES

                  5.1 The Company shall pay directly, or reimburse the Employee for, all reasonable and necessary expenses and disbursements incurred by the Employee for and on behalf of the Company in the performance of his duties during the Employment Period, including, without limitation, all reasonable expenses incurred by the Employee for food, lodging and transportation, if he is required to perform any of his duties away from his primary place of residence. For such purposes, the Employee shall submit to the Company, not less than once in each calendar month, reports of such expenses and other disbursements in form normally used by the Company.

         6.       DISABILITY

                  6.1 If, during the Employment Period, the Employee shall, in the opinion of a majority of the members of the Board of Directors of the Company (excluding the Employee), as confirmed by competent medical evidence, become physically or mentally incapacitated to perform his duties for the Company hereunder ("Disabled") for a continuous period, then for the first three
(3) months of such period he shall receive his full salary, and for the next three (3) months he shall receive fifty percent (50%) of his salary. In no event shall the Employee be entitled to receive any payments under this Paragraph 6.1 beyond the expiration or termination date of this Agreement. Effective with the date of his resumption of full employment, the Employee shall be re-entitled to receive his full salary. If such illness or other incapacity shall endure for a continuous period of at least six (6) months or for at least one hundred fifty
(150) business days during any nine (9) month period, the Company shall have the right, by written notice, to terminate the Employee's employment hereunder as of a date (not less than five (5) days after the date of the sending of such notice) to be specified in such notice. The Employee agrees to submit himself for appropriate medical examination to a physician of the Company's designation as necessary for purposes of this Paragraph 6.1.

                  6.2 The obligations of the Company under this Paragraph 6 may be satisfied, in whole or in part, by payments to the Employee under disability insurance provided by the Company.

         7.       RESTRICTIVE COVENANT

                  7.1 The services of the Employee are unique and extraordinary and essential to the business of the Company, especially since the Employee shall have access to the Company's customer lists, trade secrets and other privileged and confidential information essential to the Company's business. Therefore, the Employee agrees that, if the term of his employment hereunder shall expire or his employment shall at any time terminate for any reason whatsoever, with or without cause, the Employee will not at any time within thirty (30) days after such expiration or termination, without the prior written approval of the Company, directly or indirectly, anywhere in the United States of America, whether individually or as a principal, officer, employee, partner, director, agent of or consultant for any entity, (i) engage or participate in a business which, as of such expiration or termination date, is similar to or competitive with, directly or indirectly, that of the Company and shall not make any investments in any such similar or competitive entity; (ii) cause or seek to persuade any director, officer, employee, customer, agent, licensee or supplier of the Company to discontinue the status, employment or relationship of such person or entity with the Company, or to become employed in any activity similar to or competitive with the activities of the Company; (iii) cause or seek to persuade any prospective customer, licensee or supplier of the Company (which at the date of cessation of the Employee's employment with the Company was then actively being solicited by the Company) to determine not to enter into a business relationship with Company; (iv) hire or retain any director, officer or employee of the Company; or (v) solicit or cause or authorize to be solicited, for or on behalf of him or any third party, any business which is competitive, directly or indirectly, with the Company from (a) others who are, or were within one (l) year prior to the cessation of his employment with the Company, customers or licensees of the Company, or (b) any prospective customer or licensee of the Company which at the date of such cessation was then actively being solicited by the Company. The foregoing restrictions set forth in this Paragraph 7.1 shall apply likewise during the Employment Period.

                  7.2 (a) The Employee agrees to promptly disclose in writing to the Board of Directors of the Company all ideas, processes, methods, devices, business concepts, inventions, improvements, discoveries, know-how and other creative achievements (hereinafter referred to collectively as "discoveries"), whether or not the same or any part thereof is capable of being patented, trademarked, copyrighted, or otherwise protected, which the Employee, while employed by the Company, conceives, makes, develops, acquires or reduces to practice, whether acting alone or with others and whether during or after usual working hours, and which are related to the Company's business or interests, or are used or usable by the Company, or arise out of or in connection with the duties performed by the Employee. The Employee hereby transfers and assigns to the Company all right, title and interest in and to such discoveries (whether conceived, made, developed, acquired or reduced to practice on or prior to the date hereof or hereafter), including any and all domestic and foreign copyrights and patent and trademark rights therein and any renewals thereof. On request of the Company, the Employee will, without any additional compensation, from time to time during, and after the expiration or termination of, the Employment Period, execute such further instruments (including, without limitation, applications for copyrights, letters patent, trademarks and assignments thereof) and do all such other acts and things as may be deemed necessary or desirable by the Company to protect and/or enforce its right in respect of such discoveries. All expenses of filing or prosecuting any patent, trademark or copyright application shall be borne by the Company, but the Employee shall cooperate in filing and/or prosecuting any such application.


                      (b) The Employee acknowledges and agrees that, prior to his employment by the Company, he did not conceive, make, develop, acquire or reduce to practice any discovery which is related to the Company's business or interests or is used or usable by the Company.


                  7.3 (a) The Employee represents that he has been informed that it is the policy of the Company to maintain as secret all confidential information relating to the Company, including, without limitation, any and all knowledge or information with respect to secret or confidential methods, processes, plans, materials, customer lists or data, or with respect to any other confidential or secret aspect of the Company's activities, and further acknowledges that such confidential information is of great value to the Company. The Employee recognizes that, by reason of his employment with the Company, he has acquired and will acquire confidential information as aforesaid. The Employee confirms that it is reasonably necessary to protect the Company's goodwill, and, accordingly, hereby agrees that he will not, directly or indirectly (except where authorized by the Board of Directors of the Company for the benefit of the Company), at any time during the term of this Agreement or thereafter divulge to any person, or use, or cause or authorize any person, firm or other entity to use, any such confidential information.

                           (b) The  Employee  agrees  that he will  not,  at any
time, remove from the Company's premises any drawings, notebooks, software, data or other confidential information relating to the business and procedures heretofore or hereafter acquired, developed and/or used by the Company, except where necessary in the fulfillment of his duties hereunder.

                           (c) The Employee  agrees that, upon the expiration or
termination of this Agreement for any reason whatsoever, he shall promptly deliver to the Company any and all drawings, notebooks, software, data and other documents and material, including all copies thereof, in his possession or under his control relating to any confidential information or discoveries, or which is otherwise the property of the Company.

                           (d)  For  purposes  hereof,  the  term  "confidential
information" shall mean all information given to the Employee, directly or indirectly, by the Company and all other information relating to the Company otherwise acquired by the Employee during the course of his employment with the Company, other than information which (i) was in the public domain at the time furnished to, or acquired by, the Employee, or (ii)thereafter enters the public domain other than through disclosure, directly or indirectly, by the Employee or others in violation of an agreement of confidentiality or nondisclosure.

                  7.4 For purposes of this Paragraph 7, the term "Company" shall mean and include any and all subsidiaries, parents and affiliated entities of the Company in existence from time to time.

         8.       VACATIONS

                  8.1 The Employee shall be entitled to reasonable vacations during the Employment Period, the time and duration thereof to be determined by mutual agreement between the Employee and the Company.

         9.       PARTICIPATION IN EMPLOYEE BENEFIT PLANS

                  9.1 The Employee and any beneficiary of the Employee shall be accorded the right to participate in and receive benefits under and in accordance with the provisions of any pension, profit sharing, insurance, bonus, deferred compensation, medical and dental insurance or reimbursement or other plan or program of the Company either in existence as of the date hereof or hereafter adopted for the benefit of its executive employees.

         10.      SERVICE AS DIRECTOR; LIABILITY INSURANCE.

                  10.1 During the Employment Period, the Employee shall, if elected or appointed, serve as a director of the Company and/or any subsidiaries of the Company in existence or hereafter created, in each case without any additional compensation for such services.

                  10.2 The Company agrees that, no later than the 10th of December 1999, it shall obtain a director and officer liability policy in the minimum amount of one million dollars ($1,000,000) and shall maintain such coverage during the Employment Period.

         11.      EARLIER TERMINATION

                  11.1 The Employee's employment hereunder shall automatically terminate upon his death and may terminate at the option of the Company upon:

                           (a)  the  Employee's   incapacity in  accordance with
the  provisions  set  forth  in Paragraph 6.l hereof;

                           (b) one  (1) day's  prior  written  notice  to  the
Employee in the event the Company terminates his employment hereunder for cause as set forth in Paragraph 1.1 hereof.

Upon the termination of the Employee's employment, the Employment Period shall be considered to have ended.

         12.      INJUNCTIVE RELIEF

                  12.1 The Employee acknowledges and agrees that, in the event he shall violate any of the restrictions of Paragraph 3 or 7 hereof, the Company will be without an adequate remedy at law and will therefore be entitled to enforce such restrictions by temporary or permanent injunctive or mandatory relief in any court of competent jurisdiction without the necessity of proving damages and without prejudice to any other remedies which it may have at law or in equity. The Employee acknowledges and agrees that, in addition to any other state having proper jurisdiction, any such relief may be sought in, and for such purpose the Employee consents to the jurisdiction of, the courts of the State of New York.

         13.      NO RESTRICTIONS

                  13.l The Employee hereby represents that neither the execution of this Agreement nor his performance hereunder will (a) violate, conflict with or result in a breach of any provisions of, or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under the terms, conditions or provisions of any contract, agreement or other instrument or obligation to which the Employee is a party, or by which he may be bound, or (b) violate any order, judgment, writ, injunction or decree applicable to the Employee. In the event of a breach hereof, in addition to the Company's right to terminate this Agreement, the Employee shall indemnify the Company and hold it harmless from and against any and all claims, losses, liabilities and expenses (including reasonable attorneys' fees) incurred or suffered in connection with or as a result of the Company's entering into this Agreement or employing the Employee hereunder.

         14.      ARBITRATION

                  14.1 Except with regard to Paragraph 12.1 hereof and any other matters that are not a proper subject of arbitration, all disputes between the parties hereto concerning the performance, breach, construction or interpretation of this Agreement or any portion thereof, or in any manner arising out of this Agreement or the performance thereof, shall be submitted to binding arbitration, in accordance with the rules of the American Arbitration Association. The arbitration proceeding shall take place in Nassau County or such other location as is agreed to by the parties.

                  14.2 The award rendered by the arbitrators shall be final, binding and conclusive, and judgment may be entered upon it in accordance with applicable law in the appropriate court in the State of New York, with no right of appeal therefrom.

                  14.3 Each party shall pay its or his own expenses of arbitration, and the expenses of the arbitrators and the arbitration proceeding shall be equally shared; provided, however, that, if, in the opinion of the arbitrator, or a majority of the arbitrators (if more than one), any claim or defense was unreasonable, the arbitrator(s) may assess, as part of their award, all or any part of the arbitration expenses of the other party (including reasonable attorneys' fees) and of the arbitrator(s) and the arbitration proceeding against the party raising such unreasonable claim or defense.

         15.      ASSIGNMENT

                  15.1 This Agreement, as it relates to the employment of the Employee, is a personal contract and the rights and interests of the Employee hereunder may not be sold, transferred, assigned, pledged or hypothecated.

         16.      NOTICES

                  16.1 Any notice required or permitted to be given pursuant to this Agreement shall be deemed to have been duly given when delivered by hand or sent by certified or registered mail, return receipt requested and postage prepaid, overnight mail or courier, or facsimile transmission as follows:

                  If to the Employee:

                  Rainer Vietze
                  275 Slater Street, Suite 2002
                  Ottawa, ON    K1P 5HP
                  Telecopier Number: (613) 230-2939

                  If to the Company:

                  Compuflight, Inc
                  2400 Garden Road
                  Monterey, CA  93940
                  Attention:  David Strucke
                  Telecopier Number:  (831) 649-8655

                  with a copy to:

                  Certilman Balin Adler & Hyman, LLP
                  90 Merrick Avenue
                  East Meadow, New York ll554
                  Attention:  Fred S. Skolnik, Esq.
                  Telecopier Number:  (516) 296-7111

or at such other address as any party shall designate by notice to the other party given in accordance with this Paragraph 16.1.

         17.      GOVERNING LAW

                  17.1 This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, excluding choice of law principles thereof.

         18.      WAIVER OF BREACH; PARTIAL INVALIDITY

                  18.1 The waiver by either party of a breach of any provision of this Agreement shall not operate or be construed as a waiver of any subsequent breach. If any provision, or part thereof, of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and not in any way affect or render invalid or unenforceable any other provisions of this Agreement, and this Agreement shall be carried out as if such invalid or unenforceable provision, or part thereof, had been reformed, and any court of competent jurisdiction or arbitrator(s), as the case may be, are authorized to so reform such invalid or unenforceable provision, or part thereof, so that it would be valid, legal and enforceable to the fullest extent permitted by applicable law.

         19.      ENTIRE AGREEMENT

                  19.1 This Agreement constitutes the entire agreement between the parties and there are no representations, warranties or commitments except as set forth herein. This Agreement supersedes all prior agreements, understandings, negotiations and discussions, whether written or oral, of the parties hereto relating to the transactions contemplated by this Agreement. This Agreement may be amended only by a writing executed by the parties hereto.

         20.      COUNTERPARTS

                  20.1  This   Agreement   may  be   executed  in  one  or  more
counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same instrument.

21.      FACSIMILE SIGNATURES

                  21.1 Signatures hereon which are transmitted via facsimile shall be deemed original signatures.

         22.      REPRESENTATION BY COUNSEL; INTERPRETATION

                  22.1 The Employee acknowledges that he has been represented by counsel, or has been afforded the opportunity to be represented by counsel, in connection with this Agreement. Accordingly, any rule or law or any legal decision that would require the interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived by the Employee. The provisions of this Agreement shall be interpreted in a reasonable manner to give effect to the intent of the parties hereto.

         23.      HEADINGS

                  23.1 The headings and captions under sections and paragraphs of this Agreement are for convenience of reference only and do not in any way modify, interpret or construe the intent of the parties or affect any of the provisions of this Agreement.

         24.      UNITED STATES DOLLARS

                  24.1 All dollar amounts expressed herein are United States dollars.

                  IN  WITNESS  WHEREOF,   the  undersigned  have  executed  this
Agreement as of the day and year above written.

                                                              COMPUFLIGHT, INC.


                              By: /s/ Rainer Vietze
                                                              ------------------
                                                                   Rainer Vietze

10(Y)


                         CONTRACT FOR SERVICES AGREEMENT

DRAFT

         B E T W E E N:


                  NAVTECH SYSTEMS SUPPORT INC.
                  (Hereinafter "the Client")



                  - and -


                  KINTYRE & COMPANY LIMITED
                  (Hereinafter "the Contractor")



          WHEREAS the Client wishes to engage the Contractor to provide certain advisory and corporate finance services to the Client;

          AND WHEREAS the Contractor desires to provide such services to the Client;

          NOW THEREFORE, in consideration of the mutual covenants set forth below, the parties agree as follows:

I.       Description of Services


1. The Contractor shall provide the services as set forth in Schedule A of this agreement (the "Services"). Schedule A is attached hereto and is incorporated into the terms of this agreement.

2. Any person performing the Services shall be the employee of the Contractor, responsible to and controlled solely by the Contractor and not by the Client. The Contractor shall be solely responsible for determining all the terms and conditions of employment of its employees, for making all arrangements for relief, substitution, hiring, supervising, disciplining, and terminating its employees, and for all other matters arising out of the employer/employee relationship.

3. The parties agree that the engagement of the Contractor hereunder is on a non-exclusive basis. Accordingly, the Client may engage other independent contractors to provide similar services to those provided to the Client and the Contractor may become engaged by other corporations to provide similar services to the Client, except to the extent provided by in Part X of this agreement.

4. The Contractor shall report to the Board of Directors of the Client.

5. The parties agree that the Contractor shall have the sole responsibility for supplying the office space, furniture, office equipment, secretarial support, and all related maintenance fees required to perform the Services.

II.      Representations and Warranties

6. The Contractor represents and warrants that it will carry out the Services in a highly skilled manner and with a high degree of professional competence.

7. The Contractor further represents and warrants that it has received all authorizations, permits and licenses necessary to enter into this agreement and to perform the Services.

8. The Contractor further represents and warrants that neither the execution of this agreement nor the performance of the Services do or will violate, conflict with or result in a breach of any provision of, or constitute a default under
(a) any contract or other obligation to which the Contractor is a party; or (b) any order, judgment, injunction or decree applicable to the Contractor or any of its employees.

III.     Term, Extension and Termination of the Agreement

9. The Contractor shall provide the Services during the period commencing January 1, 1999 and ending December 31, 2000, at which time the agreement shall terminate, unless an extension to the agreement is made as provided in paragraph 10 and section XIV.

10. The Client shall have the option to extend the term of this agreement for an additional six months (to June 30, 2001) upon giving notice to the Contractor no later than November 30, 2000 of the Client's decision to exercise such option.

11. The Client and the Contractor agree that either party may terminate this agreement upon thirty (30) days written notice of the termination or immediately upon mutual agreement, or in the case of a breach of this agreement.


IV.      Nature of Relationship

12. The parties acknowledge and agree as follows: (a) the relationship of the Contractor to the Client is that of independent contractor and that neither the Client nor the Contractor shall make representations otherwise (including representations that the relationship is any of a joint-venture, partnership, or employment relationship); (b) the Contractor and any employee of the Contractor are not employees of the Client; and (c) nothing herein shall be construed so as to make any of the employees of the Contractor an employee of the Client or to impose any liability on the Client which may arise between employer and employee.

13. The Contractor shall not, without express written authorization from the Client, take any action, or permit any action to be taken which purports to be done in the name of or on behalf of the Client and shall have no power or authority to bind the Client or to assume or create any obligations or responsibility, express or implied, on the Client's behalf or in its name, nor shall the Contractor of any of its employees represent to anyone that it has such power or authority.

V.       Consideration

14. The Client will be invoiced for the Services in accordance with the Schedule of Fees and Charges contained in Schedule B ("Fees and Charges"). Schedule B is attached hereto and is incorporated into the terms of this agreement.

15. In the event that any amount relating to any obligation of the Contractor is payable by the Contractor to the Client on any payment date, the Client shall have the right to offset the amount of such obligation against any Fees and Charges otherwise payable to the Contractor hereunder.

16. The Client shall pay the Contractor goods and services taxes on all Fees and Charges in accordance with the applicable legislation. The Contractor shall remit such goods and services taxes to Canada Customs and Revenue Agency. The Contractor agrees to indemnify the Client for all such monies if the Contractor fails to make proper goods and services tax remittances.

17. All Fees or Charges paid by the Client to the Contractor shall be made without statutory deductions in respect of, but not limited to, income tax withholdings, Canada Pension Plan contributions, and Employment Insurance premiums. Any other remittances in respect of any other obligation owing by an employer in respect of its employees, including Workplace Safety and Insurance Board premiums and Employer Health Tax remittances are the sole responsibility of the Contractor. The Contractor accepts the responsibility for paying all applicable payments under any federal or provincial legislation with respect to the Contractor's employees.

VI.      Expenses

18. The Client will not be responsible to reimburse the Contractor for any expenses or costs incurred by the Contractor other than the Fees and Charges specified in Schedule B, unless such expenses are reasonable and necessary expenses incurred for and on behalf of the Client in the performance of Services. For the purposes of this agreement, expenses incurred for travel and accommodation of any of the Contractor's employees away from the Contractor's primary office will be deemed to be reasonable and necessary. All reimbursement requests must be documented and submitted with appropriate receipts in order to qualify for reimbursement.

VII.     Insurance

19. The Contractor shall maintain throughout the term of the agreement comprehensive liability insurance and any other insurance as may be considered necessary by the Client, in amounts satisfactory to the Client.

20. The Contractor will provide proof of insurance coverage at the request of the Client.

VIII.    General Indemnifications

21. The Contractor will hold harmless and indemnify the Client in regard to any and all claims, demands, costs, expenses and liabilities (including legal fees) incurred by the Client as a result of the negligent or wrongful act of any employee provided by the Contractor, or as a result of the entering into of this agreement by the Contractor or the breach of any provision of this agreement by the Contractor.

22. The Client will hold harmless and indemnify the Contractor in regard to any and all claims, demands, costs, expenses and liabilities (including legal fees) incurred by the Contractor as a result of the entering into of this agreement by the Client or the breach of any provision of this agreement by the Client.

IX.      Confidentiality

23. The Contractor agrees that in the provision of the Services, it and its employees will acquire detailed and confidential knowledge of the Client's operations and other confidential documents and information. The Contractor agrees on its own behalf and on behalf of its employees, that it will not in any way divulge, furnish or make accessible to any person, either during the term of this agreement or any time thereafter, any confidential information relating to the business of the Client acquired in the course of providing the Services.

24. The Contractor agrees that none of its employees will, at any time, remove from the Client's premises any drawings, notebooks, data, software, documents, material, or other confidential information relating to the business and procedures of the Client, except where necessary to fulfill the Contractor's obligations under this agreement.

25. The Contractor agrees that, upon the expiration or termination of this agreement, the Contractor's employees will promptly deliver to the Client any and all drawings, notebooks, data, software, documents, material, or other confidential information, including any copies thereof, in the possession or under the control of the Contractor or any of the Contractor's employees.

26. For the purposes of this Part, the term "confidential information" shall include all information given to the Contractor or any of its employees, directly or indirectly by the Client and all other information relating to the Client otherwise acquired by the Contractor or its employees during the course of the engagement of the Contractor, except information which (a) was in the public domain at the time it was furnished to, or acquired by, the Contractor or its employees; or (b) thereafter entered the public domain other than through disclosure indirectly or directly by the Contractor or its employees in violation of this agreement or any other agreement to maintain such information in confidence.

X.       Non-Competition

27. The Contractor agrees that it will not provide its services (without the prior consent of the Client) during the term of this agreement to any North American or European business which directly competes with the Client. Neither will the Contractor nor any of its employees make any investments in such a competing business (except that the foregoing shall not restrict any person from owning not more than five percent (5%) of the outstanding common stock of any corporation listed on a national securities exchange or NASDAQ).

XI.      Non-Solicitation

28. The Contractor acknowledges and agrees that the right to maintain relationships with the Client's customers constitutes a proprietary right of the Client which the Client is entitled to protect. The Contractor agrees that it will not, and its employees will not, at any time during the term of this agreement, directly or indirectly, either individually, or as a principal, officer, employee, partner, director, advisor, agent, consultant, or in any other manner whatsoever: (a) solicit any of the Client's customers, subscribers, or accounts, or persons whom the Client was soliciting as customers, subscribers, or accounts at the time of the expiry or termination of this agreement; (b) cause or seek to persuade any prospective customer, subscriber, or account of the Client to determine not to enter into a business relationship with the Client; (c) cause or seek to persuade any director, officer, employee, customer, subscriber, account, agent, or supplier of the Client to discontinue the status, employment or relationship of such person or entity with the Client or to become employed in any activity similar to or competitive with the activities of the Client; or (d) hire or retain any director, officer or employee of the Client.

XII.     Restrictive Covenants

29. The Contractor agrees and acknowledges that the restrictions and obligations imposed on it and its employees under Parts IX, X, and XI of this agreement are reasonable and necessary for the protection of the Client and the Contractor waives any and all defenses to the strict enforcement thereof.

XIII.    Injunctive Relief

30. The Client and the Contractor each acknowledge and agree that, in the event of a breach or anticipated breach under Parts IX, X, and XI of this agreement, irreparable harm will result to the Client and, in addition to damages arising out of the breach, the Client will be entitled to any interlocutory and permanent injunction as a necessary remedy to enjoin any further breach by the Contractor or any of its employees, if the Client elects to seek injunctive relief.

XIV.     General Provisions

31. The notice of termination of the operation of this agreement by the Client or Contractor and notice of extension of the operation of this agreement by the Contractor pursuant to the terms of this agreement shall be given in writing by personal delivery, by courier, ordinary prepaid mail, or facsimile.

32. Any notice given pursuant to this agreement shall be deemed to have been duly given when delivered by hand, or sent by courier, prepaid mail, or facsimile.

33. All representations, warranties, covenants, indemnifications and limitations of liability in this agreement shall continue in force after the termination of this agreement.

34. Neither party may assign of this agreement without the written authorization of the Client and Contractor.

35. The Client and the Contractor agree that if any of the provisions or a part of a provision of this agreement are deemed illegal or unenforceable, such provisions shall be considered separate and severable from this agreement, and the remaining provisions or part of a provision of the agreement shall continue in force, and be binding upon the parties as though such provision or part of a provision had never been included.

36. This written instrument constitutes the entire agreement between the parties. There are no other agreements, understandings, representations or warranties, either collateral, oral or otherwise.

37. Any disputes as to the validity, interpretation, performance of this agreement shall be determined in accordance with the laws and by the Courts of the Province of Ontario.

38. No provisions of this agreement may be amended or waived unless confirmed by way of written documentation signed on behalf of each party by its authorized representative.

39. Except as explicitly set forth in this agreement, all dollar amounts are expressed in Canadian dollars.

40. This agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

41. The headings used in this agreement are solely for the purpose of convenience of reference and shall be given on effect in the construction or interpretation of this agreement.


IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year above written.

Signed on behalf of
the Contractor

/s/ Duncan Macdonald
--------------------


Signed on behalf of
the Client

/s/ Dorothy English
-------------------

                                  SCHEDULE "A"

                      Services to be provided by Contractor



-        Assist in obtaining financing of a debt and/or equity nature.
-        Provide expertise it merger and acquisition activities.
-        Provide direction in strategic business planning.
-        Assist in restructuring of the finance and accounting departments.
-        Provide expertise in the SR&ED and tax appeal process.

                                  SCHEDULE "B"

                                Fees and Charges


1. The Client agrees to compensate the Contractor for the provision of the Services pursuant to this agreement as follows:


         Duncan Macdonald  $                                                 $    13,250.00 per month.

         Rainer Vietze     - first 160 hours in a month (base)               $    10,000.00 per month
                           - delivery of 170 hours or more in month          $     1,000.00 per month

         Other staff                                                         $        30.00 per hour

         Contract bonus payable December 31, 1999                            $     8,750.00
         Contract bonus payable December 31, 2000                            $     8,750.00
         Contract bonus payable June 30, 2001 (if contract is extended)      $     4,375.00

         The above amounts will be subject to G.S.T.

1
2. The Contractor will invoice the Client on the 15th and the last day of each month.

3. The parties agree that invoices will be payable by the Client upon presentation. Interest of 2% per month is added to any account outstanding for more than 30 days.

4. Mileage costs related to Rainer Vietze between Toronto and Waterloo are specifically excluded from allowable expenses

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