Form 10QSB/A
period 1999-01-31
COMPUFLIGHT INC
filed 1999-12-03
CIK 790272

United states
                       securities and exchange commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A
                                  Amendment #1

[x] Quarterly Report PURSuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended                       January 31, 1999
                              --------------------------------------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the securities Exchange Act of 1934

For the transition period from                           to

Commission File Number                            0-15362

                                Compuflight, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                    11-2883366
--------------------------------------------------------------------------------
(State or other jurisdiction of
incorporation or organization)                 (IRS Employer Identification No.)

125 Mineola Ave., Roslyn Heights, NY                              11577
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

                                  516-625-0202
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------


                                    I n d e x



                                                                            Page
                                                                          Number

Part I. Financial Information

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet (Unaudited) as of
               January 31, 1999................................................3

        Consolidated Statements of Operations and Comprehensive Loss
               (Unaudited) for the Three Months Ended
               January 31, 1999 and January 31, 1998...........................4

        Condensed Consolidated Statements of Cash Flow (Unaudited) for the
               Three Months Ended January 31, 1999 and January 31, 1998........5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis
        or Plan of Operation...................................................7


-----------------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                                                  January 31,
                                                                                                         1999
-----------------------------------------------------------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $311,057                 $       345,736
      Investment tax credits receivable, net of allowance                                             458,561
      Prepaid expenses and other                                                                       17,521
                                                                                                 ------------

         Total current assets                                                                         821,818

FIXED ASSETS, NET                                                                                     317,303

DUE FROM RELATED PARTY                                                                                316,875

RESTRICTED CASH                                                                                        50,000

OTHER ASSETS                                                                                           20,475

                                                                                              $     1,526,471

-----------------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        25,946
      Bank revolving demand loans                                                                      75,785
      Accounts payable and accrued liabilities                                                      1,501,050
      Deferred lease inducements - current portion                                                     14,328
      Due to related parties - current portion                                                        137,927
      Long term debt - current portion                                                                121,367
                                                                                                 ------------

         Total current liabilities                                                                  1,876,403

DUE TO RELATED PARTIES                                                                                 92,084

LONG TERM DEBT                                                                                        142,701

DEFERRED LEASE INDUCEMENTS                                                                             96,712

MINORITY INTERESTS                                                                                    236,054

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Accumulated other comprehensive income                                                           55,466
      Accumulated deficit                                                                          (2,655,396)
                                                                                                 ------------

                                                                                                     (917,483)

                                                                                              $     1,526,471

                                  See notes to unaudited condensed  consolidated financial statements.


Part I, Item 1
Page 3


-----------------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
For The Three Months Ended January 31,                                              1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------


Revenue
      Service fees                                                      $      1,079,328      $       753,578
      Hardware, software and license sales                                             -                3,159
                                                                            ------------         ------------
                                                                               1,079,328              756,737
                                                                            ------------         ------------

Costs and Expenses
      Operating                                                                  901,049              616,396
      Research and development, net of Investment Tax Credits                      5,701                6,262
      Selling, general and administrative                                        216,122              174,743
      Depreciation and amortization                                               20,475               35,819
                                                                            ------------         ------------
                                                                               1,143,347              833,220
                                                                            ------------         ------------

          Operating profit (loss)                                                (64,019)             (76,483)

Other income (expense)
      Interest income                                                             12,548                5,922
      Interest expense - related parties                                         (11,513)              (9,160)
      Interest expense - other                                                   (71,430)             (23,435)
      Realized foreign exchange gain (loss)                                      (18,482)               4,294
                                                                            ------------         ------------

      NET LOSS                                                                  (152,896)             (98,862)

-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)
      Foreign currency translation adjustment                                     (1,984)               9,294
                                                                            ------------         ------------

      COMPREHENSIVE INCOME                                              $       (154,880      $       (89,568)
                                                                            ============         ============



Net loss per share                                                      $          (0.08)     $         (0.06)
                                                                            ============         ============

Weighted Average Number of Common Shares Outstanding                           2,001,980            1,701,980
                                                                            ============         ============


                                  See notes to unaudited condensed  consolidated financial statements.

Part I, Item 1
Page 4


-----------------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)
For The Three Months Ended January 31,                                              1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities
      Net loss                                                          $       (152,896)     $       (98,862)
      Adjustments to reconcile net loss to net cash provided
         by operating activities
              Depreciation and amortization                                       20,475               35,819
              Provision for uncollectible accounts                                 2,891                    -
              Consulting fees, net                                                     -                    -
              Decrease in operating assets - net                                 120,843               41,317
              Increase (decrease) in operating liabilities - net                 174,269              (28,758)
                                                                            ------------         ------------
                  Net cash (used in) provided by operating activities            165,582              (50,484)
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (23,425)              (4,738)
      Payments from (Advances to) Related Party                                  (54,123)               1,162
                                                                            -------------        ------------
                  Net cash used in investing activities                          (77,548)              (3,576)
                                                                            ------------         ------------

Cash flows from financing activities
      Cash overdraft                                                             (35,127)              61,879
      Payment of long term debt                                                  (29,001)             (10,788)
      Payment of notes                                                           (27,866)                (307)
                                                                            ------------         ------------
                  Net cash used in financing activities                          (91,994)              50,784
                                                                            ------------         ------------

Effect of foreign translations on cash                                            (3,960)               3,276
                                                                            ------------         ------------

                  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============


                                  See notes to unaudited condensed consolidated financial statements.
Part I, Item 1
Page 5

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------


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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1998. Results of operations for the three months ended January 31, 1999 are not necessarily indicative of the operating results for the full year .

Part I, Item 1

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management Discussion and Analysis or Plan of Operation
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------

ITEM 2.  Management's discussion and analysis or plan of operation

Results of operations

Revenue

Revenue from service fees was approximately $1.1 million in the three months ended January 31, 1999 as compared with approximately $754,000 for the three months ended January 31, 1998, an increase of approximately 43%, or approximately $326,000. This increase is primarily due to the increases in fees from existing customers of approximately $149,000, the inclusion of fees from new flight planning customers of approximately $38,000 and the inclusion of approximately $300,000 in weather and NOTAMs fees from the Monterey operation (which commenced in July 1998). These increases were offset by the loss of revenue of approximately $84,000 from one-time customers in 1998 and the loss in fees of approximately $77,000 from customers who ceased operations in prior quarters.

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

Part I, Item 2

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

Liquidity and Capital Resources

The Company had no cash resources at either January 31, 1999 or January 31, 1998. In addition, at January 31, 1999, the Company had a working capital deficiency of $1,054,585 as compared to $1,222,816 as of October 31, 1998.

Cash flows from operations accounted for a net inflow of $165,582, primarily as a result of the net loss for the quarter as offset by the depreciation adjustment and a net decrease in operating assets. Furthermore, there was an increase of approximately $174,000 in operating liabilities of which approximately $119,000 represents cash received in this quarter for a system to be delivered in the second quarter of 1999. Cash flows from investing activities for the three months ended January 31, 1999 represent a net outflow of $77,548, primarily due to the purchase of fixed assets and advances to a related party. Cash flows from financing activities for the three months ended January 31, 1999 represent a net outflow of $91,994, a substantial portion of which relates to payments on existing loans and related party notes.

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

Part I, Item 2

PLAN OF OPERATION

The Company's liquidity at January 31, 1999 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands.

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

Part I, Item 2

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



Part I, Item 2

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Three Months Ended January 31, 1999
--------------------------------------------------------------------------------

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 1999                                        COMPUFLIGHT, INC.

                                                       By:  /s/ Duncan Macdonald
                                                          ----------------------
                                                                Duncan Macdonald
                                                         Chief Executive Officer
Page 11