Form 10QSB/A
period 1999-04-30
COMPUFLIGHT INC
filed 1999-12-03
CIK 790272

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

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the securities Exchange
    Act of 1934

For the transition period from                               to

Commission File Number                            0-15362
                              --------------------------------------------------

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

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------


                                    I n d e x



                                                                            Page
                                                                          Number

Part I. Financial Information

Item 1. Unaudited Financial Statements

        Condensed Consolidated Balance Sheet(Unaudited)as of April 30, 1999....3

        Consolidated Statements of Operations and Comprehensive Income
          (Unaudited) for the Six Months Ended and the Three Months Ended
          April 30, 1999 and April 30, 1998....................................4

        Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Six Months Ended and the Three Months Ended
          April 30, 1999 and April 30, 1998....................................5

        Notes to Condensed Consolidated Financial Statements...................6

Item 2. Management's Discussion and Analysis
        or Plan of Operation...................................................7


-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                                                    April 30,
                                                                                                         1999
-----------------------------------------------------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $314,048                 $       414,999
      Investment tax credits receivable, net of allowance                                             484,774
      Prepaid expenses and other                                                                       12,923
                                                                                                 ------------

         Total current assets                                                                         912,696

FIXED ASSETS, NET                                                                                     311,616

RESTRICTED CASH                                                                                        50,000

DUE FROM RELATED PARTY                                                                                398,740

OTHER ASSETS                                                                                           19,896

                                                                                              $     1,692,948

-----------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        13,604
      Bank revolving demand loans                                                                      78,327
      Accounts payable and accrued liabilities                                                      1,443,360
      Deferred lease inducements - current portion                                                     14,808
      Due to related parties - current portion                                                        124,640
      Long term debt - current portion                                                                171,383
                                                                                                 ------------

         Total current liabilities                                                                  1,846,122

DUE TO RELATED PARTIES                                                                                 78,080

LONG TERM DEBT                                                                                        162,788

DEFERRED LEASE INDUCEMENTS                                                                             96,253

MINORITY INTERESTS                                                                                    243,970

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Accumulated other comprehensive income                                                           57,487
      Accumulated deficit                                                                          (2,474,199)
                                                                                                 ------------

                                                                                                     (734,625)

                                                                                              $     1,692,948

                             See  notes  to  unaudited  condensed   consolidated financial statements.


Part I, Item 1
Page 3


-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
                                                         Six Months Ended                Three Months Ended
                                                             April 30,                        April 30,
                                                       1999             1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------

Revenue
      Service fees                             $  2,232,151     $  1,534,685      $ 1,152,823      $  781,107
      Hardware, software and license sales          314,706            3,159          314,716               -
                                                  ---------       ----------       ----------       ---------
                                                  2,546,857        1,537,844        1,467,529         781,107
                                                  ---------       ----------       ----------       ---------

Costs and Expenses
      Operating                                   1,877,890        1,221,156          976,841         604,760
      Research and development, net of
         Investment Tax Credits                      11,534           12,516            5,833           6,254
      Selling, general and administrative           396,848          380,590          180,726         205,847
      Depreciation and amortization                  42,477           70,418           22,002          34,599
                                                  ---------       ----------       ----------       ---------
                                                  2,328,749        1,684,680        1,185,402         851,460
                                                  ---------       ----------       ----------       ---------

         Operating profit (loss)                    218,108         (146,836)         282,127         (70,353)

Other income (expense)
      Interest income                                25,841           11,847           13,293           5,925
      Interest expense - related parties            (24,853)         (18,741)         (13,340)         (9,581)
      Interest expense - other                     (160,420)         (54,949)         (88,990)        (31,514)
      Realized foreign exchange (loss) gain         (30,375)          (1,087)         (11,893)         (5,381)
                                                  ---------       ----------       ----------       ---------

         NET EARNINGS (LOSS)                         28,301         (209,766)         181,197        (110,904)

Other comprehensive income (expense)
      Foreign currency translation adjustment            37            4,674            2,021          (4,620)
                                                  ---------       ----------       ----------       ---------

      COMPREHENSIVE INCOME (LOSS)              $     28,338     $   (205,092)   $     183,218    $   (115,524)
                                                  =========       ==========       ==========       =========

-----------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                  $       0.01     $      (0.12)   $       0.09     $      (0.07)
                                                  =========       ==========       =========        =========

Weighted Average Number of Common
      Shares Outstanding                          2,001,980       1,701,980        2,001,980        1,701,980
                                                  =========     ===========     ============     ============


                             See  notes  to  unaudited  condensed   consolidated  financial statements.

Part I, Item 1
Page 4


-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flow
(Unaudited)
Six Months Ended April 30,                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities
      Net earnings (loss)                                               $         28,301      $      (209,766)
      Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
              Depreciation and amortization                                       42,477               70,418
              Provision for uncollectable accounts                                 3,491                9,196
              Decrease (increase) in operating assets - net                       59,284               92,965
              Increase in operating liabilities - net                             93,703               86,782
                                                                            ------------         ------------
                  Net cash provided by operating activities                      227,256               49,595
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (31,018)              (5,874)
      Advances to Parent Company                                                 (86,447)             (46,903)
                                                                            -------------        ------------
                  Net cash used in investing activities                         (117,495)             (52,777)
                                                                            -------------        ------------

Cash flows from financing activities
      Cash Overdraft                                                             (44,927)               6,289
      Payment of long term debt                                                  (20,495)             (21,561)
      Proceeds from long term debt                                                58,413                6,289
      Advances from (payments to) related parties                                (61,473)              17,962
                                                                            -------------        ------------
                  Net cash used in financing activities                          (68,482)               2,690
                                                                            -------------        ------------

Effect of foreign translations on cash                                           (41,279)                 492
                                                                            -------------        ------------

                  NET CHANGE IN CASH AND EQUIVALENTS                                   -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Cash and equivalents at end of period                                   $              -      $             -
                                                                            ============         ============

                             See  notes  to  unaudited  condensed   consolidated  financial statements.


Part I, Item 1
Page 5

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

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


Part I, Item 1
Page 6

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Management's Discussion and Analysis or Plan of Operation
Six Months Ended April 30, 1999
--------------------------------------------------------------------------------

ITEM 2:  management discussion and analysis or plan of operation

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

Costs and expenses

Operating expenses increased approximately 54%, or approximately $657,000, from approximately $1.2 million for the six months ended April 30, 1998 to approximately $1.9 million for the six months ended April 30, 1999. This change is primarily attributable to an increase in salaries and benefits of approximately $389,000 and an increase in communications costs of approximately $202,000. A significant portion of these increases relates to the increased costs of the Monterey facility. Furthermore, royalty expenses of approximately $49,000 was increased during the six months ended April 30, 1999 for the use of the weather and NOTAMs software in the Monterey facility. Other operating expenses increased by approximately $17,000.

Research and development expenditures decreased approximately $5,000, during the six months ended April 30, 1999 over the same period in fiscal 1998. The Company's research and development team had completed the majority of its work on the new AURORA program, and accordingly, this resulted in a decline in research and development expenses during the six months ended April 30, 1998. The Company has claimed scientific research and experimental development credits of approximately $25,000 in the six months ended April 30, 1999 as compared to approximately $27,000 for the six months ended April 30, 1998.

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

Part I, Item 2
Page 7

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

Part I, Item 2
Page 8

PLAN OF OPERATION

The Company's liquidity at April 30, 1999 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands.

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

Part I, Item 2
Page 9

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


Part I, Item 2
Page 10

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