Form 10QSB/A
period 1999-07-30
COMPUFLIGHT INC
filed 1999-12-03
CIK 790272

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

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------



                                    I n d e x



                                                                            Page
                                                                          Number

Part I.  Financial Information

Item 1.  Unaudited Financial Statements

         Condensed Consolidated Balance Sheet (Unaudited)as of July 31, 1999...3

         Consolidated Statements of Operations and Comprehensive Income -
           (Unaudited) For the Nine Months Ended and the Three Months Ended
           July 31, 1999 and July 31, 1998.....................................4

         Condensed Consolidated Statements of Cash Flows - (Unaudited)
           For the Nine Months Ended July 31, 1999 and July 31, 1998...........5

         Notes to Condensed Consolidated Financial Statements..................6


-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                                                     July 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                         1999


                                     ASSETS

CURRENT ASSETS
      Accounts receivable, net of allowance for doubtful accounts of $312,569                 $       203,224
      Investment tax credits receivable, net of allowance                                             499,935
      Prepaid expenses and other                                                                       91,361
                                                                                                 ------------

         Total current assets                                                                         794,520

FIXED ASSETS, NET                                                                                     312,402

RESTRICTED CASH                                                                                        50,000

DUE FROM RELATED PARTIES                                                                              424,993

OTHER ASSETS                                                                                           19,317

                                                                                              $     1,601,232


-----------------------------------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Cash Overdraft                                                                          $        57,397
      Bank revolving demand loans                                                                      76,199
      Accounts payable and accrued liabilities                                                      1,396,058
      Deferred lease inducements - current portion                                                     14,406
      Due to related parties - current portion                                                        105,152
      Long term debt - current portion                                                                173,018
                                                                                                 ------------

         Total current liabilities                                                                  1,822,230

DUE TO RELATED PARTIES                                                                                 80,477

LONG TERM DEBT                                                                                        111,100

DEFERRED LEASE INDUCEMENTS                                                                             90,037

MINORITY INTERESTS                                                                                    237,343

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY
      Capital stock, par value $.001 per share; authorized 2,500,000
         shares; issued and outstanding 2,001,980 shares                                                2,002
      Additional paid-in capital                                                                    1,680,445
      Accumulated other comprehensive income                                                           50,742
      Accumulated deficit                                                                          (2,473,144)
                                                                                                 ------------

                                                                                                     (739,955)

                                                                                              $     1,601,232

                             See  notes  to  unaudited  condensed   consolidated financial statements.



-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

                                                         Nine Months Ended               Three Months Ended
                                                             July 31,                         July 31,
                                                       1999             1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------


Revenue
      Service fees                             $  3,369,987     $  2,298,709      $ 1,137,836      $  764,024
      Hardware, software and license sales          314,706          249,966                -         246,807
                                                  ---------       ----------       ----------       ---------
                                                  3,684,693        2,548,675        1,137,836       1,010,831
                                                  ---------       ----------       ----------       ---------
Costs and Expenses
      Operating                                   2,809,745        1,884,365          931,855         663,209
      Research and development, net of
         Investment Tax Credits                      17,475           18,600            5,941           6,084
      Selling, general and administrative           564,058          558,209          167,210         177,619
      Depreciation and amortization                  63,124          101,362           20,647          30,944
                                                  ---------       ----------       ----------       ---------
                                                  3,454,402        2,562,536        1,125,653         877,856
                                                  ---------       ----------       ----------       ---------

Operating income (loss)                             230,291          (13,861)          12,183         132,975

Other income (expense)
      Interest income                                78,799           18,576           52,958           6,729
      Interest expense - related parties            (29,739)         (38,765)          (4,886)        (20,024)
      Interest expense - other                     (234,002)         (95,311)         (73,582)        (40,362)
      Other
      Provision for bad debt - related party              -         (349,542)               -        (349,542)
      Realized foreign exchange gain (loss)         (15,993)         (10,005)          14,382          (8,918)
                                                  ----------      -----------      ----------       ----------

         NET EARNINGS (LOSS)                         29,356         (488,908)           1,055        (279,142)

Other comprehensive income (expense)
      Foreign currency translation adjustment        (6,708)          17,302           (6,745)         12,628
                                                  ---------       ----------       ----------       ---------

      COMPREHENSIVE INCOME (LOSS)              $     22,648     $   (471,606)   $      (5,690)   $   (266,514)
                                                  =========       ==========       ==========       =========

-----------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) per share                  $       0.01     $      (0.28)   $           -    $      (0.15)
                                                  =========       ==========       ==========       ==========

Weighted Average Number of Common
      Shares Outstanding                          2,001,980        1,735,313        2,001,980       1,801,980
                                                  =========     ============       ==========       =========


                             See  notes  to  unaudited  condensed   consolidated  financial statements.



-----------------------------------------------------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)

For The Nine Months Ended July 31,                                                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities
      Net earnings (loss)                                               $         29,356      $      (488,908)
      Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities
              Depreciation and amortization                                       63,124              101,362
              Provision for uncollectable accounts                                 3,491                9,196
              Provision for bad debt related party                                     -              349,542
              (Increase) decrease in operating assets - net                      175,386             (218,992)
              Increase in operating liabilities - net                             59,128              305,139
                                                                            ------------         ------------
                  Net cash provided by operating activities                      330,485               57,339
                                                                            ------------         ------------

Cash flows from investing activities
      Purchase of fixed assets                                                   (58,582)              (5,874)
      (Advances to) repayments from Navtech Applied Research Inc.               (163,837)            (378,608)
                                                                            ------------         ------------
                  Net cash used in investing activities                         (222,419)            (384,482)
                                                                            ------------         ------------ -

Cash flows from financing activities
      Cash Overdraft                                                              (1,263)               5,891
      Proceeds from issue of common shares                                                            135,000
      Advances from (payment to) related parties - net                           (74,785)              11,216
      Proceeds from long term debt                                                20,914              184,339
      Payment of long term debt                                                  (33,314)             (32,041)
                                                                            ------------         ------------
                  Net cash (used in) provided by financing activities            (88,448)             304,405
                                                                            ------------         ------------

Effect of foreign translations on cash                                           (19,618)              22,738
                                                                            ------------         ------------

                  NET DECREASE IN CASH AND EQUIVALENTS                                 -                    -

Cash and equivalents at beginning of year                                              -                    -
                                                                            ------------         ------------

Bank indebtedness at end of period                                      $              -      $             -
                                                                            ============         ============

                              See notes to unaudited condensed consolidated financial statement


--------------------------------------------------------------------------------
Compuflight, Inc. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For The Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------
Compuflight, Inc. and subsidiaries
Nine Months Ended July 31, 1999
--------------------------------------------------------------------------------


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