Form 10KSB
period 1999-10-31
NAVTECH INC
filed 2000-01-27
CIK 790272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended                    October 31, 1999
                          --------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number                            0-15362
                          --------------------------------------------

                                  NAVTECH, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                      11-2883366
--------------------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization)          (I.R.S. Employer Identification Number)


            2400 Garden Road, Monterey, CA                              93940
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number:  (519) 747-9883

 COMPUFLIGHT, INC.                   125 Mineola Ave., Roslyn Heights, NY  11577
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year (1999): $ 5,253,576
                                                                     -----------

     The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of December 31, 1999 was $ 379,039

                         (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of the issuer's common stock, as of December 31, 1999, was 2,001,980 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                  NAVTECH, INC.
                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS



                                                   PART I                   PAGE

Item 1.       Description of Business..........................................4
Item 2.       Description of Property.........................................13
Item 3.       Legal Proceedings...............................................14
Item 4.       Submission of Matters to a Vote of Security Holders.............15


                                                   PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........16
Item 6.       Management's Discussion and Analysis or Plan of Operation.......17
Item 7.       Financial Statements............................................27
Item 8.       Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................28


                                                   PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                Compliance  with Section  16(a) of the Exchange Act...........29
Item 10.      Executive Compensation..........................................31
Item 11.      Security Ownership of Certain Beneficial Owners and Management..33
Item 12.      Certain Relationships and Related Transactions..................35


                                                   PART IV

Item 13.      Exhibits, List and Reports on Form 8-K

              INDEX TO EXHIBITS...............................................39

              INDEX TO FINANCIAL STATEMENTS (F-1)

              SIGNATURES......................................................42

                                GLOSSARY OF TERMS


AFTN  (Aeronautical Fixed Telecommunications Network)
An international telecommunications network used for the transmission of NOTAMs, aircraft movement messages, and other relevant data.

ARINC  (Aeronautical Radio, Inc.)
A vendor of a variety of communications services to the aviation industry.

Flight Dispatcher, Dispatcher
An  airline  employee   responsible  for  pre-flight   planning  and  continuous
communication and monitoring of a flight from start to finish.

Flight Plan
A plan required by federal regulations to be filed by an aircraft that identifies the routing, alternate routing, altitude, enroute time, fuel consumption, and other information. This data is calculated by factoring, among other things, the aircraft manufacturer's performance data, aircraft specifications, forecasted upper air winds, and estimated payload.

FANS (Future Air Navigation System)
An international initiative by air traffic control providers and aviation users to provide aircraft with the capability of using any flight path, altitude or speed in order to obtain the maximum efficiency. Frequently referred to as "Free Flight".

GUI
Graphical User Interface.

IATA
International Air Transport Association, a trade association of the worldwide scheduled international airline industry with a membership of more that 220 airlines.

LINUX
Linux is a robust, high quality implementation of UNIX. It is a multi-user, multi-tasking operating system that runs on many platforms, including Intel, Motorola, MC68K and Alphas.

Navigational Data
Worldwide navigational flight information data which provides name and location of navigational aids. The data is updated every 28 days and checked against data provider charts every 56 days (AIRAC update).

NOTAM (Notice to Airmen)
A notice containing information concerning the establishment, condition or change in any aeronautical facility, service procedure or hazard, the timely knowledge of which is essential to personnel concerned with flight operations.

SITA (Societe Internationale de Telecommunication Aeronautique) A vendor of aviation communication services.

                                     PART I

Forward Looking Statements

When used herein, the words "believe," "anticipate," "think," "intend," "may," "could," "will be," "expect," "estimate," and similar expressions identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not guarantees of future results and involve certain risks and uncertainties discussed herein, which could cause actual results to differ materially from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. Readers are also urged to carefully review and consider the various disclosures made by Navtech, Inc. which attempt to advise interested parties of the factors which affect it, including, without limitation, the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in Item 6 hereof.

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

Navtech, Inc. ("Navtech"), formerly known as Compuflight, Inc, and subsidiaries, Navtech Systems Support Inc. ("Navtech-Canada"), Navtech Systems (UK) Limited ("Navtech-UK") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company"), are engaged in the business of developing, marketing, licensing, and supporting computerized flight operations management systems to the commercial aviation industry. Navtech was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. The Company changed its name from Compuflight, Inc. to Navtech, Inc on January 14, 2000. (see "Recent Developments").

Navtech-Canada was incorporated in 1987 in the Province of Ontario. Navtech-Canada's Waterloo, Ontario facility houses the Company's primary operations center along with the research and development, customer support, sales, and the accounting departments (see Item 2 hereof). Navtech-Canada's early development work was undertaken for the installation of flight planning systems at Wardair and Pan American Airways (PanAm).

The Weather Services Division of Navtech provides weather data software and services and other related data services primarily to the commercial aviation community. The Monterey data center (see Item 2 hereof) processes data describing or predicting the state of the atmosphere on a 24 hour, 7 day per week basis from sources including the U.S. National Weather Service and the Federal Aviation Administration circuits as well as a number of other countries' data circuits. Customers access Navtech's weather services through land-based communications networks employing the latest distributed processing technologies.

Navtech (UK) Limited was incorporated in 1994 in the United Kingdom. The facility, located near the London Gatwick Airport (see Item 2 hereof), houses an operations and dispatch center, which provides flight planning and overflight billing assistance to European, African and Middle Eastern customers. This office will also provide the support services for the Company's international marketing efforts.

The Company develops and markets software under both the Compuflight and Navtech names that is designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations. Specifically, the Company's software provides on-line and query-based solutions in the areas of Flight Planning, Route of Flight Analysis and Optimization, Hi-level Winds, Weather and NOTAM (Notice to Airmen) information, Communications, Runway Analysis, and various aspects of Performance Engineering. The Company's software is licensed for use on UNIX and LINUX open system, client server platforms. The Company utilizes two primary delivery mechanisms to address its target markets:
Service Bureau Operations and Product Licensing and Integration.

The Company's success is based upon its highly skilled and experienced technical and flight operations personnel who develop and maintain the Company's core technology. The Company is focused on growing the Product Licensing and Integration business to exceed revenue generated from its Service Bureau Operations.

Navtech is publicly traded on the NASD OTC Electronic Bulletin Board under the symbol NAVH. The Company's principal executive offices are located at 2400 Garden Road, Monterey, CA, 93940; telephone number: (519) 747-9883.

Recent Developments

Annual Meeting of Stockholders

On January 14, 2000, at an annual meeting of stockholders of Navtech the following proposals were approved:

o to change the name of the Company to "Navtech, Inc." o to increase the number of authorized Common Shares from 2,500,000 to
   10,000,000.
o to decrease the number of authorized Preferred Shares from 10,000,000 to 2,000,000.
o to adopt the Company's 1999 Stock Option Plan.
o to require unanimous, rather than majority, written consent of shareholders in lieu of a meeting under certain circumstances.
o to adopt amended and restated By-Laws for the Company.

Following such stockholder approval, the Company changed its trading symbol to "NAVH".

Acquisition of Skyplan Services (UK) Limited

On October 1, 1999, Navtech-Canada purchased all of the outstanding shares of Skyplan Services (UK) Limited ("Skyplan") from Skyplan Services Ltd. The name of Skyplan was subsequently changed to Navtech (UK) Limited. Navtech-UK, incorporated in the United Kingdom, provides flight planning and overflight permit assistance through an operations center located near Gatwick Airport. Currently, there are eight full-time staff members employed at this location. Navtech-UK's customer base is primarily located throughout Europe, Africa and the Middle East.

The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's consolidated statements of operations since the acquisition date. The excess of the consideration paid and the related costs of acquisition over the estimated fair value of the net assets acquired, totaling $108,000, has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

In consideration for the shares of Navtech-UK, Navtech-Canada paid to Skyplan Services Ltd. $180,000 Canadian in two installments. The first installment of $125,000 was paid upon closing. The second installment of $55,000 was paid upon the successful transfer of services and systems to Navtech-Canada during the transition period from October 1, 1999 to October 22, 1999. No shares of the Common Stock of the Company were issued.

The Navtech-UK facility provides the needed support services for the Company's international marketing plan. This activity is being focused specifically on the European, African, and Middle Eastern geographic segments with the Asian marketplace being serviced by the Waterloo operation (see "Marketing and Sales").

INDUSTRY BACKGROUND

Commercial Aviation

The commercial airline industry enters the new millennium with experts predicting record profits of US $10.5 billion in 2000, compared with US $9 billion in 1999 (Air Transport World, January 2000), but split on the vulnerability of airlines to a recession in the major world economies. Cost increases are outpacing revenue growth and the average margin of 3% offers little ability to financially manage an industry crisis. Leading the increased costs is the sharp rise in the spot prices for jet fuel, which climbed approximately 23% between August and November, 1999 (Reuters Benchmark).

Deregulation began in the early 1990's throughout Europe and parts of Asia. The number of scheduled airlines in these regions has risen at rates comparable to the United States in the 1970's, when it underwent deregulation. In 1997 Europe had 189 scheduled service airlines compared to 127 in 1987. Similar numbers for Asia-Pacific were 189 and 111 respectively. Comparatively, North America saw a decline over the same period from 247 to 187 (OAG, September 1999). The expansion in the number of carriers creates short-term opportunities for growth for service providers but long-term growth opportunities diminish as many start-ups fail or are assumed by established operations.

Airline Classification

There are over 1,500 commercial airlines providing service around the globe, and they are typically defined by either the type of service offered, annual revenues or by the type of aircraft they utilize. Major Airlines are categorized as earning annual revenues in excess of $1billion or more in scheduled service and generally providing countries with nationwide service and in some cases worldwide service. There are approximately 40 carriers in this category. National carriers are either scheduled service or charter airlines with annual revenues between $100 million and $1 billion, and typically serve particular regions of North America or Europe or serve as foreign country flag carriers. The nationals also provide long haul and even international service. There are approximately 400 airlines in this category. Regional airlines are carriers whose service is limited to a single region of a country and tend to have annual revenue of $20 million to $100 million. Their operations tend to either feed passengers to the larger airline's centers, or operate in under-served markets (World Aviation Directory).

Geographic Trends

Economic forces are expected to continue driving consolidation to a point where major airline alliances, such as the One World Alliance and the Star Alliance, occur. These alliances will face competition from a large number of niche airlines, including the Nationals, that differentiate themselves by geography or market segmentation. Smaller regional carriers seeking to protect or expand their share of particular geographical markets or business segments will be forced to compete with these global alliances.

Flight Operations Software Market Outlook

While there are significant savings in fuel and flight time to be achieved by the major U.S. carriers within domestic flight operations, the most dramatic savings are to be realized on international routes. With the shifts in air traffic management, and in particular the easing of overflight restrictions in China and the former Soviet republics, international air carriers can literally chart new territory, saving upwards of two hours per flight. This improvement is a result of integrating the international development referred to as FANS
(Future Air Navigation System), which provides an air traffic management infrastructure that relies largely on the use of GPS (Global Positioning System) satellite-based navigation with the carrier's flight operations system.

To address the requirements of FANS, airlines are now seeking new technology solutions to assist in the development of cost effective flight operations, including flight planning, weather management, crew scheduling, runway analysis, and chart management.

PRODUCTS AND SERVICES

Navtech's product strategy is to offer an integrated flight management system to national, charter, regional and cargo carriers, start-ups, and small specialty carriers. In 1998, the Company integrated flight planning, flight following, weather and NOTAMs into an Operations Control System product called AURORA. The AURORA product is installed at the customer's operations facility. In addition to AURORA, the Company offers COMPASS(TM) 2000, an easy to use flight dispatch software product designed for start-ups and small airlines. COMPASS TM 2000 is anticipated to be offered as a web-based product in the second quarter of 2000. To complement AURORA and COMPASS TM 2000, the Company also provides COMRAD, a Windows-based runway analysis solution for use in an aircraft cockpit or in the airlines operations center.

In addition to the Company's software products, the customer is also provided with a range of data services delivered from the Company's hosted systems, such as weather related data like high-level winds, text weather and NOTAMs. The Company also provides a subscription service for the provision of aircraft performance data to be used in the calculation of take-off and landing settings.

Operations Control System - AURORA

In March, 1998, the Company released its new core Flight Operations Control System, AURORA. The product provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of the airline's performance.

The AURORA system was designed to operate on the powerful, scalable, open source LINUX operating system. LINUX provides an alternative to traditional UNIX based systems and its PC counterpart, Windows NT, at a significant improvement in price and performance.

Through the Company's Value Added Reseller ("VAR") agreement with IBM, the required hardware components are configured, tested and fully certified prior to delivery to the customer. As part of the Company's services, the project management group takes responsibility for all aspects of the system deployment including communications circuits, installation of all hardware, and testing at the customer's site.

The AURORA product has been targeted at cargo and passenger airlines in the Company's "mid-sized" airline market niche. However, in 1999, the Company also had sales of the AURORA System to aviation companies in the "large" market niche.

Flight Planning

The Company also markets a scaled-down version of its AURORA product to airlines whose fleet size limits the requirement for an in-house system installation. In addition, the Company also markets its text based flight planning system, COMPASS TM 2000, to the regionals and to the aircraft operators with less than 5 planes. COMPASS TM 2000 is designed to fill the need to provide a basic flight plan and to position the Company to develop a relationship, as the carrier grows.

It is anticipated that during the second quarter, COMPASS TM 2000 will also be offered as a web-based product, such that customers can directly access this product utilizing the Company's website.

Runway Analysis - COMRAD

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

The Company has responded by developing COMRAD, a PC/Windows based runway analysis solution which completely automates the calculation of take-off/landing speeds and maximum payload values. The major benefits of COMRAD include:

      o  accuracy and consistency of output
      o  timeliness/accessibility of information
      o  ease of use

All of these benefits result in the aircraft being able to transport the maximum amount of payload, and therefore, generate the maximum yield for the flight.

To accelerate the growth of this market segment, in 1998, Navtech-Canada entered into a long-term software licensing agreement with Operational Performance Systems ("OPS") of Lake Forest, CA, a provider of aircraft engine calculation software. OPS has an extensive library of aircraft engine calculation software and has agreed to allow Navtech-Canada to incorporate these into its COMRAD product on a royalty basis.

V1 Plus Performance Engineering Services

V1PLUS is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments or that wish to augment their existing in-house database.

The V1PLUS Manual provides the airline customer with customized take-off and landing data specific to various aircraft/engine combinations, flap settings and runways and is available on a 24 hours per day, 7 days per week basis from Navtech-Canada's Waterloo operations center.

Weather Services

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

Text Weather Solutions

Weather data is available by utilizing a distributed client-server system, FCSII, querying the Company's servers via internet, or by licensing a distributed system which receives its data via satellite. Additionally, the customer can use templates and timed messaging utilities to automate the scheduling and delivery of critical flight information.

NOTAMs

NOTAMs (Notice to Airmen) are notices published by each country's Civil Aviation Authority ("CAA"), the FAA in the United States, to provide notice of restricted areas, meteorological changes, runway conditions and other pertinent information required by a pilot for safe flight.

The Weather Services Division processes, decodes and translates the data transmissions from eighty percent of the CAAs around the world. The NOTAMs database can then be queried by the airline customer to provide the relevant NOTAMs for the origin, destination and alternate airports along the route of flight.

Customer Support Services

The Company offers comprehensive software support and customer account management in the United States, Canada, Africa, and Europe which is designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new systems functionality and ongoing enhancements, and telephone hot-line support. Due to the significant value of the customer's investment in the licensing of the Company's software, the Company believes that quality support services are a critical component of the customer's satisfaction level. The Company's customer support services are provided at its Waterloo, Ontario, Monterey, California, and London, Gatwick, UK facilities, operating 24 hours per day, 7 days per week.

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

MARKETING AND SALES

During 1999, the Company continued to focus its marketing effort in North America. The intended target markets were airlines seeking to internalize their flight operations function by utilizing the Company's software and those of its existing customers seeking to upgrade to AURORA. The marketing and sales program, as managed by the Vice-President of Sales & Marketing, seeks to present selected product and service options to current and potential customers based on the Company's ability to provide a solution to fulfill a defined business need in the flight operations department.

International Marketing Strategy

Although the full potential of the North American market has yet to be realized, the Company believes that future operational results will depend in part on its ability to increase sales in the international marketplace, specifically Europe, Africa, South America, and Asia/Pacific. The Company's marketing plans in the fiscal 2000 involve the implementation of a dual strategy of a direct international sales initiative supported from the Navtech-UK office and the establishment of an international agency agreement with a major US technology marketing firm. Such a strategy may result in increased expense, which could have a short-term adverse effect on the results of operations.

The Navtech-UK facility provides the needed infrastructure from which a large portion of the Company's international marketing strategy is being implemented. This activity is being focused specifically on the European, African, and Middle Eastern marketplace and is focused on the same airline market niche that has driven the Company's sales growth in North America. The web-based products currently being developed and marketed by the Company form an excellent synergy with marketing efforts in these regions due to the low cost of communication that this access method offers.

To facilitate the process of introducing the Company's core products and new web-based products to new market regions, such as South America, Central America, Asia and areas of the Middle East and Europe not currently targeted by the Navtech-UK facility, the Company has established an agency agreement with The Republic Group, an Arlington, Virginia based international technology marketing company, which has an established worldwide network of over 50 in-country agents.

Competition

The applications software market for airline operations management systems is intensely competitive and subject to rapid change. The principal competitive factors in this market include product functionality and quality, total cost of solution, support infrastructure, relationships, underlying technology, product architecture, and the financial stability of the vendor.

The Company competes or may compete directly or indirectly with i) development by the major airlines Information Technology ("IT") departments, ii) aviation software vendors that may expand their product offerings by developing or acquiring flight operations systems, and iii) independent companies that have developed flight operations management solutions for commercial aviation.

A number of major airlines have formed independent companies or divisions to develop, market and install flight operations solutions. American Airlines ("AMR") created The Sabre Group Holdings, Inc. in June 1996 to consolidate AMR's information technology solutions, including reservations and flight operations, into a separate company. Sabre currently focuses on providing outsourcing to AMR, Canadian Airlines, U.S. Airways and other customers. Other examples of major airline IT spinoffs include British Airway's Speedwing Technologies and Lufthansa's Informationstechnik & Software GMBH.

In addition to the major airlines' direct involvement in the development and marketing of systems and services, a number of commercial carriers are utilizing, as partners, the large systems integrators, such as EDS, Unisys, KPMG, Andersen, and IBM Global Transportation Group. The system integrators promote complete end to end solutions through partnering with companies that have expertise in each facet of an airline's operation and then providing the project management, integration and support services required by the airline.

The large aviation software vendors have a variety of backgrounds. Jeppesen, recognized as the industry leader in the provision of aviation charts, has been the dominant entrant in the provision of flight operations software and services to the major airlines in North America and to many of the smaller airlines around the world. In Europe and Africa, SITA, which started out as an aviation industry backed telecommunication organization, has branched out into a number of airline automation services, including flight operations.

The independent competitors to the Company tend to be relatively small firms with customer bases of less than 100 air carriers that have not realized significant gains in either sales or expanded product lines or consolidation with competitors.

Many of the Company's competitors have greater financial, technical, marketing, and other resources and a larger installed base of customers. In order to be successful in the market, the Company must respond quickly and effectively to changes in customer requirements, and be innovative and cutting-edge in areas such as Web-based product development and the utilization of newer, less expensive, and more reliable operating systems including the LINUX technology.

Research and Development

The Company invested resources during fiscal 1999 and fiscal 1998 to develop new software functionality and to enhance its existing software. Research and development expenses were approximately $72,000 and $77,000 for the years ending October 31, 1999 and 1998, respectively. See Item 6 hereof.

The research and development plans for the Year 2000 are based on a study of the customer requirements and assessments of the marketing group regarding long-term market. The Company's research and development resources are also allowed a certain latitude to experiment with the newest technologies in order to maintain the Company's market position. It is because of this philosophy that the Company adopted the LINUX operating system as it core operating systems as early as 1998. The key research and development activities are detailed below.

Internet-based Product Development

The Company is committed to the development of new Web-based technologies and the integration of existing products to a "web architecture". This not only includes the development of products such as the web-based version of COMPASS TM 2000, but the utilization of the internet as a communication alternative to the more traditional vehicles such as frame relay technology.

New Functional Requirements

Other research and development activities include the requirement to introduce new subject matter expertise to lead the design and development of new functional requirements. As the sales activities in the North American marketplace begin to mature, the integration of other required functionality to the Company's core products should form the basis for a renewed sales cycle.

The adoption of a new design modeling framework to aid in rapid prototyping and testing of new technologies is another research and development initiative. A detailed product strategy plan and resultant research and development statement of work to achieve the goals of the plan has led to development activities including the Integration of Runway Analysis, Increased Text Weather Capabilities, and Overflight Billing.

Intellectual Property Rights

The Company regards all of its software products as proprietary. The Company's software products are generally licensed to end-users on a "right to use" basis pursuant to a perpetual non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. The Company relies on a combination of copyright, trademark, and trade secret laws, as well as non-disclosure agreements, to establish and maintain its proprietary rights. The Company has not filed for patents due to the lack of effective patent protection for software. In the past, the Company and Navtech-Canada have licensed certain versions of source code to a limited number of customers for specific uses. Also, there can be no assurance that the Company's competitors will not independently develop software that is equivalent to that of the Company. Further, no assurance can be given that the Company will have the financial resources to engage in litigation against parties who may infringe its intellectual property rights. While the Company realizes that its competitive position may be affected by its ability to legally protect its software, the Company believes the impact of this protection is less significant to its commercial success than factors such as the level of experience of the Company's personnel, name recognition, and increased investment in research and development of new products.

GOVERNMENT REGULATION

The Company is not subject to any government regulation with respect to the flight planning operations of its business. It is an airline's responsibility to ensure that the flight plan meets all local civil aviation authority regulations and requirements.

Employees

As of December 31, 1999, the Company had a total of 74 employees (of which 70 were full time employees) including 22 in operations, 5 in account management, 25 in research and product development, 7 in sales and marketing and 15 in management, finance and administration. None of the Company's employees are represented by a labor union and the Company believes that its employee relations are good. The Company believes that its success will depend, to a large degree, upon its ability to attract and retain highly skilled technical, managerial and sales and marketing personnel, and to retain personnel with flight operations expertise. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the personnel required to develop, market, service, and support its products and conduct its operations successfully.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company maintains offices in the following locations:

Monterey, California

Effective as of July 31, 1998, Navtech subleased approximately 5,400 square feet of office space at 2400 Garden Road, Monterey, California on a month to month basis for the establishment of the Company's Weather Services Division. Effective January 1, 2000 the Company relocated its executive offices to this location. The monthly rent expense as of December 31, 1999 was $6,150. The main tenant's lease expires December 31, 2001.

Waterloo, Ontario

Navtech-Canada leases approximately 9,300 square feet of office space at 175 Columbia Street West, Waterloo, Ontario, which is used for flight operations, software development, customer support, and administration. This lease became effective November 1, 1996 and terminates October 31, 2006. The monthly rent expense, inclusive of common area rent, is approximately $14,930 Canadian as of December 31, 1999. The lease calls for additional increases on each anniversary.

Ottawa, Ontario

As of September 1, 1998, Navtech-Canada subleased office space as corporate offices located at 275 Slater Street, Ottawa, Ontario. The sublease for approximately 1,000 square feet expires on September 30, 2000, and the monthly rent expense as of December 31, 1999 was approximately $1,790 Canadian.

Nepean, Ontario

As of October 1, 1999, Navtech-Canada leased office space for software development purposes located at Unit 209, 21 Antares Dr., Nepean, Ontario. The lease for approximately 1,100 square feet expires on September 30, 2000, and the monthly rent expense as of December 31, 1999 was approximately $1,425 Canadian.

Crawley, West Sussex, UK

Navtech-UK has a five year lease, expiring February 28, 2003, for the premises located at Durand House, Manor Royal, Crawley, West Sussex, UK. This office encompasses approximately 1,870 square feet of space being used for flight operations, customer support and administration. The monthly rent expense as of December 31, 1999 is approximately 1,867 Pounds.

The Company's total rent expenses were approximately $242,210 for the year ended October 31, 1999. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been launched as of December 31, 1999. At this time no determination of the eventual outcome of potential loss has been made.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 1999.

                                     PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common stock is traded on the NASD OTC Electronic Bulletin under the symbol "NAVH". The high and low bid prices of the common stock, as furnished by the National Quotation Bureau, Incorporated, are shown for the fiscal periods indicated. Such prices represent prices between dealers, do not include retail markup, markdown or commission and do not represent actual transactions.




Fiscal Year Ended                   Bid Price
October 31, 1999              High           Low

First Quarter                $.5625         $.3125

Second Quarter                .5625          .13

Third Quarter                 .13            .13

Fourth Quarter                .13            .0625




Fiscal Year Ended                   Bid Price
October 31, 1998              High           Low

First Quarter                $.5625         $.45

Second Quarter                .45            .45

Third Quarter                 .50            .45

Fourth Quarter                .50            .375



      (b)Approximate Number of Record Holders


      Management has been advised by its transfer agent (North American Transfer Co.) that the approximate number of record holders of the Company's common stock at December 31, 1999 was 820.

      (c)Payment of Cash Dividends

      No cash dividends have been paid by the Company on its common stock and no cash dividends are anticipated in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-KSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 7 of this Form 10-KSB. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

The following table sets forth annual results of operations for fiscal years 1999 and 1998 (in thousands except per share amounts):

      ------------------------------------------- -------------------------- -------------------------
                                                    Results of Operations      Percentage of Total
                                                                                     Revenue
                                                              For the year ended October 31,
                                                     1999          1998         1999         1998
      ------------------------------------------- ------------ ------------- ------------ ------------
      Revenue
        Service fees                               $  4,649     $  3,340            88%          87%
        Hardware, software and license sales            605          510            12           13
                                                   --------     --------         -----        -----
                                                      5,254        3,850           100          100
                                                    -------      -------          ----         ----

      Costs and expenses
        Operating                                     3,860        2,759            73           72
        Research and development, net                    31           24             1            1
        Selling, general and administration           1,071          927            20           24
        Depreciation and amortization                    87          134             2            3
                                                  ---------     --------        ------       ------
                                                      5,049        3,844            96          100
                                                    -------      -------         -----         ----

      Operating income                                  205            6             4            -

      Other income (expense)
        Interest income                                 104           53             2            1
        Interest expense                               (350)        (201)           (7)          (5)
        Realized foreign exchange loss                  (27)          (2)            -            -
        Provision for bad debt - related party         (316)        (395)           (6)         (10)
                                                    -------      -------         -----       ------

      Net loss before taxes                            (384)        (539)           (7)         (14)

      Income tax benefit                                  4            -             -            -
                                                       ----      -------          ----         ----

      Net loss                                    $     (380)  $     (539)          (7)%        (14)%
                                                     =======      =======        =====       ======

      Net loss per share - basic and diluted      $   (0.19)   $    (0.30)
                                                     ======       =======
      ------------------------------------------- ------------ ------------- ------------ ------------

Overview

During 1999, the Company improved its operating income and reduced its net loss. The change in operating income was achieved for several major reasons. First, the Company continued an internal restructuring plan that involved the centralization of all North American flight planning activities within the Company's Canadian facility, the downsizing of the New York office and the placing in service of the Company's Monterey facility. Second, the Company's focus on the sale of flight operations control system licenses generated two more sales during the year, as well as one more sale which was completed in the first quarter of 2000. Flight operations control system license sales, while generating one time income of approximately $250,000 per license, also result in longer term revenue from the provision of maintenance and support services included as separate components in the customer's contract. Third, the substantial costs of developing the Company's premier flight operations control system, AURORA, have been expensed in prior periods so that the costs associated with each new system license sale have been limited to the development cost of any customer specific enhancements, as well as the implementation costs of each system. Fourth, the Company expanded its operations with the acquisition of Navtech (UK) Limited by Navtech Systems Support Inc. in October 1999. Navtech
(UK) Limited provides flight planning and overflight management services within the European, Middle Eastern and African marketplace. Synergy from this acquisition is expected in a short time since Navtech-UK was already utilizing an earlier non-GUI version of the Company's flight planning software.

Despite the increase in operating income, the Company continues to reflect a net loss after taxes. This loss is primarily due to the increased costs of financing that the Company has faced based on its prior financial results. The Company is moving to reduce the cost of financing over the next four quarters, and although Company's management has not yet adopted any specific plans, it may consider a refinancing of its current debt or the issuance of new share capital. The Company has also taken a write down of advances made to its parent company, Navtech Applied Research Inc. ("NARI"), in each of the last two years. See Item 12 hereof and Note H to the consolidated financial statements. Revenue

The Company's revenue is derived from two major sources: (i) service fees for the provision of flight planning services, runway analysis services, weather and NOTAMs data, and ongoing customer support and (ii) sales of hardware and licenses of software. Revenue from license fees is recognized at the later of delivery of the software master copy or, if applicable, fulfillment of all other significant obligations under terms of a license agreement. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized as cash is received. Systems consulting and implementation fees are recognized upon rendering of services. Custom software development, communication charges, aviation database income and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed.

Total revenue increased approximately $1.4 million, or approximately 36%, from approximately $3.9 million in 1998 to approximately $5.3 million in 1999.

During the quarter ended October 31, 1999, the Company commenced installation of a flight planning system, along with the development of certain customer-requested enhancements, for Universal Weather and Aviation, Inc., a major aviation services provider based in the United States. The installation and customer acceptance were completed within two weeks of the completion of the year end; however, in accordance with generally accepted accounting principles, such revenue cannot be reflected in the financial results for 1999 until such time as the software has been accepted by the customer. Accordingly, deferred revenue includes approximately $326,000 representing amounts received from the customer prior to the year end, as offset by costs associated with the installation and development work up to year end. This contract provides for the payment of approximately $1.1 million over a three-year period. Approximately $535,000 of this will be reflected as revenue in the first quarter of fiscal 2000. All amounts payable by the customer for the delivery of the system were received by the end of November 1999.

Geographic Analysis

The following sets forth total revenues on a geographic basis for fiscal 1999 and 1998 (in thousands except percentage amounts):

    -------------------------- --------------------------------- ----------------------------------
                                        Total   Revenue   Percentage   of  Total
                                Revenue  For the year ended  October 31, For the
                                year ended October 31,
                                    1999             1998             1999             1998
    -------------------------- ---------------- ---------------- --------------- ------------------

    United States              $    4,145       $    3,092               79%             80%
    Canada                            668              528               13              14
    Other                             441              230                8               6
                                ---------        ---------           ------          ------
                               $    5,254       $    3,850              100%            100%
                                 ========         ========             ====            ====
    -------------------------- ---------------- ---------------- --------------- ------------------

The Company's products and services are used by airline carriers primarily in the United States and Canada, although its customers are also located in Europe, Mexico, Africa, and South America. In fiscal 1999, the Company derived approximately $4.1 million from sales in the United States as compared to approximately $3.1 million in fiscal 1998. This increase is due primarily to a net increase in fees to existing customers of approximately $656,000, a loss of revenue of approximately $264,000 related to lost contracts and bankruptcies and the addition of new customers representing approximately $586,000 in further revenues, mainly from weather and NOTAMs customers. Also, gross systems sales revenue increased approximately $95,000, mainly through the bundling of hardware with the two systems sales in fiscal 1999. Sales in Canada accounted for approximately $668,000 in fiscal 1999 as compared to approximately $528,000 in fiscal 1998. This increase is due primarily to an increase in Canadian customer billings and customer base. Sales in other jurisdictions amounted to approximately $441,000 in fiscal 1999 as compared to approximately $230,000 in fiscal 1998, which represents an increase of approximately $211,000, or approximately 92%. This increase is due primarily to the increase of approximately $111,000 from the inclusion of a full year of weather and NOTAMs fees, an increase in net fees to existing customers of approximately $62,000 and the addition of revenue from the UK operations of approximately $40,000, reflecting operations from the October 1, 1999 acquisition of Skyplan UK.

Service Fees

Revenue from service fees was approximately $4.6 million in 1999 as compared with approximately $3.3 million in 1998, an increase of approximately 39%, or approximately $1.3 million. The increase is primarily attributable to a net increase in fees to existing customers of approximately $839,000, mainly resulting from an increase in the demand for flight planning services as well as additional support fees from customers that switched to an in-house system. Furthermore, the Company has signed several new service bureau customers resulting in an increase of approximately $106,000. The Company's weather and NOTAMs operations, which commenced in July 1998, now reflect a full year worth of revenue. Accordingly, net revenues from weather and NOTAMs have increased approximately $679,000. Service fees also include approximately $40,000 related to one month of revenue from the Company's operations in the United Kingdom, which were acquired October 1, 1999. These increases were offset by decreases from both the loss of customers aggregating approximately $174,000 and the bankruptcy or non-renewal of services of customers aggregating approximately $181,000.

Hardware, Software, and License Sales

Revenue from hardware, software, and license sales increased approximately $95,000, or approximately 19%, from approximately $510,000 in 1998 to approximately $605,000 in 1999. During both 1998 and 1999, the Company sold two AURORA systems licenses, each for an average sales price of approximately $250,000. In 1999, the Company also bundled hardware with each sale resulting in additional revenue. Each such sale provides for the provision of add-on support and maintenance services, which are reflected in the increase in Service Fees noted above.

Costs and Expenses

Operating Expenses

Operating expenses consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support. The following table sets forth the major components of operating expenses for fiscal years 1999 and 1998 (in thousands except percentage amounts):

      ---------------------------------- ------------------------------- ---------------
                                               Operating Expenses
                                         For the year ended October 31,    Percentage
                                              1999            1998           Change
      ---------------------------------- --------------- --------------- ---------------
      Salaries and benefits                $  2,632         $  1,983              33%
      Communication costs                       859              534              39%
      Rent                                      204              157              30%
      Royalty fees                               91               29             215%
      Other operating expenses                   74               56              33%
                                          ---------        ---------
      Total operating expenses             $  3,860         $  2,759              40%
                                            =======          =======
      ---------------------------------- --------------- --------------- ---------------

Operating expenses were approximately $3.9 million in 1999 compared with approximately $2.8 million in 1998, an increase of approximately $1.1 million, or approximately 40%. This increase is primarily attributable to an increase in salaries and benefits of approximately $649,000, an increase in communication costs of approximately $325,000, an increase in rent of approximately $47,000 and an increase in other expenses of approximately $18,000.

Furthermore, the impact of the royalty agreement between the Company and NARI resulted in an increase of approximately $62,000. This agreement is more fully discussed under Item 12. The royalties commenced with the opening of the Monterey facility in July 1998.

Of the increases noted above, approximately $834,000 reflect the inclusion of twelve months of expenses related to the weather and NOTAMs operation in Monterey, California, which commenced operations in July 1998. The remainder can be attributed to increased staff levels and communications costs that have resulted from an increase in the customer base and associated work effort.

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

Net Research and Development expenses increased from approximately $24,000 in 1998 to approximately $31,000 in 1999, representing an increase of approximately $6,000, or approximately 27%. During fiscal 1998, the Company turned its attention to the sale of the AURORA system. Development personnel are used extensively in this process both for installation activities and customization of the program for the end user. These activities are usually reimbursed by the customer and do not fall explicitly within Research and Development activities. Furthermore, development staff also focused more efforts on the improvement of the existing systems. As a result, the Company has submitted lower claims than those in prior years. The Company has claimed scientific research and experimental development investment tax credits of approximately $51,000 for the year ended October 31, 1999 as compared to a claim of approximately $53,000 for the same period in 1998.

 Selling, General, and Administrative Expenses

The following table sets for the major components of selling, general and administrative expenses for fiscal 1999 and 1998 (in thousands except percentage amounts):

      ---------------------------------- ------------------------------- ---------------
                                               Operating Expenses
                                         For the year ended October 31,    Percentage
                                              1999            1998           Change
      ---------------------------------- --------------- --------------- ---------------
      Professional and consulting         $     435        $     334              30%
      Travel                                    349              206              69%
      Marketing                                  26               14              79%
      NARI marketing fees                                         46            (100)%
      Bad debt                                   59              137             (57)%
      Other SG&A expenses                       202              190               6%
                                           --------         --------
      Total SG&A expenses                  $  1,071        $     927              16%
                                            =======         ========
      ---------------------------------- --------------- --------------- ---------------

Selling,   general,  and  administrative  expenses  increased  by  approximately
$144,000, or approximately 16%, from approximately $927,000 in 1998 to approximately $1.1 million in 1999. This increase can be attributed primarily to an increase in professional and consulting fees of approximately $101,000, an increase in travel costs of approximately $143,000 and an increase in marketing costs of approximately $12,000. The increase in professional and consulting fees relates to, among other things, the effort required to bring the Company's regulatory filings current as well as fees related to contract negotiations on systems license sales. Increased travel costs are primarily attributable to the maintenance of operations in Monterey, California and Waterloo, Ontario.

The termination of the NARI consulting and marketing agreement on July 15, 1998 (see Item 12 hereof) has resulted in a decrease of approximately $46,000 over the 1998 fiscal year. Furthermore, there was a decrease in bad debt expenses of approximately $78,000 as the Company instituted better credit policies. Net other expenses increased by approximately $12,000

Other Income (Expense)

Other income (expense) consists of interest income and expense, realized foreign exchange gains and losses and certain other items as more fully discussed below.

Interest Expense

Interest expense increased approximately $149,000, or approximately 74%, from approximately $201,000 in 1998 to approximately $350,000 in 1999. This increase is primarily attributable to the increased interest costs related to the factoring of the Company's receivables, the inclusion of interest from new loans and the penalties and interest associated with the Company's delinquent payroll tax remittances.

Provision for bad debt - related party

During the year, the Company recorded an additional provision of approximately $316,000 on amounts due from its parent company, NARI. The total allowance of $943,219 as at October 31, 1999 against a total receivable of $1,253,491 is based principally on the estimated net worth of the parent company and the historical cost of the software assets owned by the parent company (see Item 12 hereof).

Net Loss

The financial statements reflect a net loss of approximately $380,000 for fiscal 1999, as compared to a net loss of approximately $539,000 for fiscal 1998. This represents a decrease in the net loss of approximately $159,000.

The Company reflected a net increase in revenue of approximately $1.4 million, as offset by a net increase in costs and expenses of approximately $1.2 million, resulting in a net increase in operating profit of approximately $198,000. Offsetting this gain was the increase of approximately $149,000 in interest expense. Furthermore, the Company recorded a provision against a related party debt in 1998 of approximately $394,000 and a further provision of approximately $316,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1999, the Company's available funds consisted of $4,504 in cash and the Company's working capital deficiency was $1,333,728.

In 1999, the Company financed a significant part of its operations through amounts received from systems license sales, as well as through loans from a related party (see Item 12 hereof). In addition, the Company has continued to enter into longer term repayment agreements with its suppliers.

Cash flows from operations amounted to a net inflow of $352,760 in 1999 as compared to a net inflow of $166,302 in 1998. Cash generated by operations was primarily from the refund of a portion of the Company's investment tax credit claims, the receipt of funds from a customer before year end reflected as deferred revenue, an increase in payables, and proceeds from factoring. These were partially offset by an increase in accounts receivable and the impact of the net loss for the year.

In addition to the purchase of fixed assets of approximately $77,000, net cash used by investing activities included approximately $103,000 for the purchase of the Company's investment in Navtech (UK) Limited and approximately $52,000 in net advances to the Company's parent company.

Cash flows from financing activities amounted to a net inflow of $147,020 in 1998, as compared to a net outflow of $120,817 in 1999. This outflow is attributable primarily to the repayment of the Company's overdraft as well as other loan repayments, and is offset by proceeds from loans from related parties

As of October 31, 1999, the Company had no significant capital commitments. However, the Company may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

PLAN OF OPERATION

The Company's liquidity at October 31, 1999 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions and adopted the following strategies to reduce its working capital deficiency, alleviate cash flow demands and position the Company for profitability:

Management Team Development and Structure

The Company has continued to strengthen its management team. While the Company has always had significant strength in the areas of product development and technical and operational support, the recruitment focus has been on senior managers that bring experience in the area of resource management, including cost control, budgeting and project planning. The result of these activities has been realized with the introduction of comprehensive product plans, software development programs, detailed resource management, and more rigid internal cost controls and procedures.

Trade Creditors

The Company's objective is to be current with all of its trade creditors. As an interim step, the Company has renegotiated payment terms with several larger trade creditors including its key suppliers of communication services and with federal tax authorities. The Company is continuing to actively pursue additional concessions with its creditors.

Expanded Marketing Efforts to Existing Customers

The Company's products and services are used by more than 70 customers worldwide. By leveraging its solid market reputation, the Company has focused its efforts on expanding current customer revenues by providing additional products and services including Web-based product offerings, by licensing additional users, and by upgrading customers to higher level products as their needs arise. The introduction of the Company's account management group has given the Company the ability to more readily identify these potential revenue opportunities, and to be proactive in supplementing the efforts of the sales group. The addition of weather and NOTAMs, and the related integration of these systems into the Company's products, has provided another key component in the Company's plans to become the premier aviation flight operations systems supplier in the mid-range market. Finally, the addition of a base of operations in the United Kingdom and the related customers has provided another source of ongoing revenue and the ability to fully implement an international marketing strategy.

Integration of Navtech (UK) Limited

The Company has focused its initial integration efforts on updating the software used by the UK operation and establishing dedicated communications lines with the Waterloo operations center. In undertaking the update, the Company took steps to ensure a successful and problem free migration of the customer base onto the new systems.

Growth

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

International Marketing Strategy

The Company is in the implementation phase of its international marketing plan. The newly acquired Navtech-UK facility provides the needed infrastructure from which the European, African and Middle Eastern markets will be supported. To facilitate this process of introducing the Company's core products and new web-based products to these new market regions, the Company is employing local in-country agents through The Republic Group. The Company anticipates that these efforts will drive sales growth in the future.

Financing Initiatives

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

YEAR 2000 COMPLIANCE

The information presented below related to Year 2000 compliance contains forward-looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-KSB regarding Year 2000 compliance.

Year 2000

The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example, some operating systems may recognize a date using "00" as the year 1900 rather than 2000. This type of outcome could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

Preparations for Date Change

In 1998, the Company implemented a Year 2000 Project Management Plan in which the Company adopted a phased-in approach in preparing its internal operations for the year 2000 date change. These phases are identified as follows: Awareness and Strategy Phase - the process of defining project objectives and methodology while setting key milestones; Inventory Assessment and Business Impact Phase the process of taking inventory of all core business processes and assessing business and customer risks associated with non-compliance; Renovation and Conversion Phase - the process of systematically diagnosing and replacing known systems identified to have year 2000 date issues; Validation Phase - the process of testing replaced systems and ensuring compliance, and the Implementation Phase - the process of executing and monitoring action plans and contingency planning.

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

The Company substantially completed Year 2000 readiness preparations as of the end of September 1999. The remaining testing of Data Exchange and Communications Interchange systems was completed by October 31, 1999. Extensive testing continued throughout 1999.

The Company also instituted a moratorium on all software development and enhancement work commencing December 22, 1999 and ending January 10, 2000. This was done to allow all developers to focus on any problems that may have arisen within the Company's systems or the Company's client-based installations.

Third Party Relationships

Specific areas identified as having high priority to the continued day-to-day operation of the Company include electrical power and other utilities. It was determined that should such vendors suffer a business interruption from the Year 2000 date change, that could also cause the Company to suffer a business interruption. The Company asked these vendors to certify the year 2000 readiness of the products and/or services they supply, as well as their own internal compliance programs. The majority of the vendors furnished such certification. Those remaining vendors with a product or service determined not to be compliant or too cost excessive for replacement were isolated and alternative solutions implemented.

As part of the Year 2000 Project Management Plan, the Company also addressed third-party telecommunications vendors. The Company's business is dependent on the ability to transmit data via telecommunication service providers, including AT&T, SITA, ARINC and MCI Worldcom. Some or all of these service providers may rely on other communication service providers who may have insufficient resources to address Year 2000 compliance. A failure within any part of the telecommunications network could disrupt the Company's ability to provide services to its customers and depending on the severity of the interruption, it could have a material adverse effect on the Company's business and results of operations. The Company asked the four above-named vendors to certify the Year 2000 readiness of the products and/or services they supply, as well as their own internal compliance programs, and received certification from all of them.

Costs of Year 2000 Project

The Company has incurred hardware, software and labor costs, as well as other related expense, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $300,000, of which approximately $250,000 was incurred as of October 31, 1999. Costs of the Year 2000 Project will be expensed as incurred and will be paid from operating cash flows. The Company is not separately identifying Y2K costs incurred that are the result of utilization of existing internal resources. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party service providers fails to achieve Y2K compliance.

Risks of Year 2000 Non-Compliance

The Company has designed and tested the most current versions of its Commercial Software and confirmed them to be Year 2000 compliant. However, there can be no assurances that the Company's current customer systems, internal systems and third party systems do not contain yet undetected Year 2000 defects. The most reasonably likely worst case scenario is that such a defect would include the partial failure of a system that is of mission-critical importance to the Company. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company.

Contingency Planning

From the onset of the original Project Management Plan, and to the extent practical, contingency plans have been developed to address failures caused by the Year 2000 date change. Contingency planning addressed a variety of issues including access to alternative third party vendors for any services, software, and hardware systems. The Company addressed potential and expected effects of the Year 2000 date change, such as increased customer support in December 1999 and early January 2000, with significant resources provided for the cross-over period. The plans also include calculating flight plans and processes manually. The contingency planning will continue to be refined until the transition has been completed.

The aviation industry may be adversely affected by risks associated with Year 2000. The Company's business and results of operations could be materially adversely affected if internal or third-party data, software and hardware products are not Year 2000 compliant in time. Notwithstanding that Year 2000 crossover has occurred, there can be no assurances that the Company will not experience serious unanticipated negative consequences by undetected Year 2000 defects in its internal systems, including third party provided data, software or hardware products.

Although the Company is not aware of any claims related to Year 2000 compliance, the Company may be subjected to litigation. Such litigation, depending on the outcome, could have a material adverse effect on the Company.

Year 2000 Rollover Experience

Summary

The culmination of 18 months of planning and preparation took place during the rollover period between December 31, 1999 and January 1, 2000 with no interruptions to business operations.

The final elements of Phase 5 Implementation, as documented in the Year 2000 Project Management Plan and Methodology Document, were in preparing sufficient resources and emergency contingency plans surrounding mission critical points of failure. In the event that an issue arose which was not caught during the analysis and testing phases, the Company was ready to act upon its contingency plans. In addition, Phase 5 also included the enforcement of a software moratorium on all commercial software systems between December 22, 1999 and January 10, 2000.

Due to the fact that the Company has customers throughout the world utilizing its Weather, NOTAMS and Flight Planning products, the "Year 2000 Watch" started early in the Eastern Hemisphere and continued until all countries had experienced the date rollover. With the airline industry utilizing the Universal Time Clock (U.T.C.), the height of the rollover period occurred at 7:00pm EST (00 U.T.C.) December 31, 1999 and during this time elements of each Core Business Process identified as being mission critical were placed under close observation.

Each and every system identified as mission critical remained operational and continues to do so at the time of this filing. The success of maintaining business operations has been due in large part to the thoroughness of the Year 2000 Committee in ensuring that each and every element of day-to-day operations came under scrutiny.

With the minimal impact of the Year 2000 rollover, the Company made a software release to its entire customer base effective January 12, 2000. This release incorporated bugs and enhancements completed during the time the moratorium was in place.

Continuance of Service

As of this filing the Company continues to operate under normal day-to-day operations and although scaling back on the resources assigned to the Year 2000 watch, will continue to observe and monitor all systems in place.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the positions and offices presently held with the Company and Navtech-Canada by each present Director and executive officer, and his or her age as of January 14, 2000:

         Executive Officers and Directors

=========================================== ---------- =============================================

                                               Age      Positions and Offices Presently Held With
                   Name                                       the Company and Navtech-Canada
=========================================== ---------- =============================================

Duncan Macdonald                               40      Chairman of the Board and Chief Executive
                                                       Officer
=========================================== ---------- =============================================

Derek Dawson                                   30      President and Chief Operating Officer
=========================================== ---------- =============================================

David Strucke                                  31      Chief Financial Officer
=========================================== ---------- =============================================

Dorothy A. English                             57      Executive Vice President and Director of
                                                       the Company and Managing Director of
                                                       Navtech-Canada
=========================================== ---------- =============================================

Denis L. Metherell                             67      Secretary and Director
=========================================== ---------- =============================================

Kenneth M. Snyder                              51      Director
=========================================== ========== =============================================

Russell K. Thal                                65      Director
=========================================== ========== =============================================

                  Duncan Macdonald has served as Chief Executive Officer of the Company since March 1996, Chairman of the Board of the Company since January 2000, and a Director of the Company since December 1999. He served as Chief Financial Officer of the Company from July 1995 to January 1999. From July 1994 to July 1995, Mr. Macdonald provided management consulting services to the Company and Navtech-Canada in a non-officer capacity. Since January 1992, Mr. Macdonald has also served as managing partner of Kintyre & Company Limited, a management consulting firm based in Ottawa, Ontario. In addition, since December 1998, Mr. Macdonald has served as President of St. Andrews Technology Associates, Inc., the general partner of St. Andrews Capital Limited Partnership, a California-based investment partnership (see Item 12 hereof).

                  Derek Dawson has served as Chief Operating Officer of the Company since January 1999 and President of the Company since January 2000. Mr. Dawson has been a business instructor, on a part-time basis, at Wilfrid Laurier University since 1997. From September 1997 to January 1999, Mr. Dawson was Vice President - Operations of the Company. From 1995 to 1997, Mr. Dawson served as Manager for Corporate Development for a large industrial contracting firm. From 1991 to 1995, Mr. Dawson was an air navigator with the Canadian Air Force involved in strategic and tactical airlifts as well as training duties.

                  David Strucke has served as Chief Financial Officer since January 2000. Mr. Strucke served as Vice President Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting and Business Analyst from January 1999 to October 1999. Prior to joining Navtech-Canada, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions for an automotive capital equipment manufacturer from 1997 to 1998. From 1996 to 1997, Mr. Strucke performed financial and accounting consulting work for manufacturing companies. In 1995 he served as a Business Analyst for a publicly traded sheet metal manufacturer.

                  Dorothy A. English has served as Executive Vice President of the Company since July 1995 and a Director of the Company since February 1994. Mrs. English also served as the Company's Chief Operating Officer from December 1993 to July 1994 and Chief Executive Officer from July 1994 to July 1995. She co-founded Navtech-Canada, and has served as its Managing Director since March 1996, its Treasurer since February 1992 and a Director since 1987. Mrs. English also served as Vice President and Secretary of Navtech-Canada from 1987 to February 1992, President from February 1992 to October 1993 as well as from October 1995 to March 1996, and Chief Operating Officer from February 1992 to October 1993.

                  Denis L. Metherell has served as Secretary of the Company since October 1994 and a Director of the Company since July 1994. Mr. Metherell also served as Treasurer of the Company from November 1994 to March 1996 and Chief Financial Officer from November 1994 to July 1995. He served as Vice President of Navtech-Canada from June 1993 to July 1995 and also serves as Vice President and a Director of AVCON Associates Inc., which leases computers to Navtech-Canada (see Item 12 hereof). From 1976 to 1992, Mr. Metherell served as a technical consultant to Northwest Airlines.

                  Kenneth M. Snyder has served as a Director of the Company since February 1994. Since October 1995, he has also served as a management consultant to entities in the aviation industry and, since such date, has provided certain consulting, advisory and corporate finance services to the Company (see Item 12 hereof). Mr. Snyder served as Vice President and Treasurer of the Company from October 1993 to November 1994 and Chief Operating Officer from November 1994 to July 1995. From October 1993 to October 1995, he served as President and Chief Operating Officer of Navtech-Canada. Prior thereto and from 1984, Mr. Snyder served as Vice President of American AirLease Corporation, a company engaged in the leasing and financing of aircraft.

                  Russell K. Thal, a founder of the Company, has served as a Director of the Company since its formation in 1981and served as Chairman of the Board of the Company from October 1994 to January 2000. Mr. Thal also served as the Company's President from 1981 to July 1995, Chief Executive Officer from July 1995 to March 1996, Executive Vice President from March 1996 to October 1999 and Treasurer from 1981 to December 1993. Prior to founding the Company, Mr. Thal served as Director - Stations for New York Air from December 1980 to June 1981. From 1978 to December 1980, he was Director of Operations for Seaboard World Airlines, and Senior Director-Military and Charter Operations for Flying Tigers, where he was responsible for day-to-day control of operations, charter and military operations, and fuel purchasing (see Item 10(e) hereof).

                  Each Director will hold office until the next Annual Meeting of Stockholders or until his or her successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his or her successor is elected or appointed and qualified.

                  To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended October 31, 1999, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% stockholders were complied with, except that Messrs. Dawson and Strucke, and Rainer Vietze, a former officer of the Company, filed their respective Form 3 late.

ITEM 10.      EXECUTIVE COMPENSATION

     (a)  Summary Compensation Table

         The following table sets forth certain information concerning the compensation of all executive officers of the Company as of October 31, 1999 who had a total salary and bonus for such year in excess of $100,000 as well as Duncan Macdonald, the Chief Executive Officer of the Company during the fiscal year ended October 31, 1999:

=============== ----- ==================================== ================================== =============

                              Annual Compensation               Long-Term Compensation
=============== ----- ----------- --------- -------------- ------------------------ --------- =============

                                                                   Awards           Payouts
=============== ----- ----------- --------- -------------- ------------ ----------- --------- =============

                                                                          Common
   Name and                                                Restricted     Stock
  Principal                                 Other Annual      Stock     Underlying    LTIP     All Other
   Position     Year    Salary     Bonus    Compensation     Award(s)    Options    Payouts   Compensation
--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============
    Duncan
  Macdonald,    1999    $5,000    $20,000   $ 28,927(1)        -0-         -0-        -0-         -0-
    Chief       1998     -0-        -0-     $106,486(1)        -0-         -0-        -0-         -0-
  Executive     1997     -0-        -0-     $118,826(1)        -0-         -0-        -0-         -0-
   Officer
--------------- ----- ----------- --------- -------------- ------------ ----------- --------- =============

  Russell K.    1999  $148,780      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
    Thal,       1998  $143,683      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-
   Chairman     1997  $139,526      -0-     $ 14,800(2)(3)     -0-         -0-        -0-         -0-

=============== ===== =========== ========= ============== ============ =========== ========= =============

(1) Represents amounts paid as an independent advisor to the Company. Excludes amounts paid to Kintyre and Company Limited, an entity controlled by Mr. Macdonald, for consulting services rendered to Navtech-Canada. See Item 12 hereof.
(2) Includes $12,000 paid by the Company as an automobile allowance. (3) Includes $2,800 paid by the Company as an allowance for the purchase of disability insurance.


     (b) Option Grants Table

         The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 1999 to the persons named in Item 10(a) hereof:

--------------------------------------------------------------------------------------=====================
                      Shares of              Percent of
                     Common Stock            Total Options
                     Underlying               Granted to                  Exercise
                     Options                 Employees in                  Price/          Expiration
         Name        Granted                  Fiscal Year                  Share              Date
--------------------------------------------------------------------------------------=====================
--------------------------------------------------------------------------------------=====================
  Duncan Macdonald            -0-                      -0-                  N/A               N/A
--------------------------------------------------------------------------------------=====================
--------------------------------------------------------------------------------------=====================
  Russell K. Thal             -0-                      -0-                  N/A               N/A
--------------------------------------------------------------------------------------=====================

     (c)  Fiscal Year-End Option Value Table

     The following table sets forth certain information concerning the value as of October 31, 1999 of unexercised options held by the persons named in Item 10(a) hereof:

================================= ---------------------------------- ======================================
                                        Number of Unexercised                Value of Unexercised
                                             Options at                      In-the-Money Options
                                          October 31, 1999                    at October 31, 1999
================================= ---------------------------------- ======================================

              Name                    Exercisable/Unexercisable            Exercisable/Unexercisable
================================= ---------------------------------- ======================================
        Duncan Macdonald                    -0-/ 200,000                            -0-/-0-
================================= ================================== ======================================
        Russell K. Thal                      75,938/-0-                             -0-/-0-
================================= ================================== ======================================

No options were exercised by either of the named persons during the fiscal year ended October 31, 1999.

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

     (e) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        See Item 12 hereof for a discussion of a certain Employment Agreement between the Company and Mr. Macdonald.

         Mr. Thal was employed by the Company pursuant to an employment agreement, as amended (the "Thal Employment Agreement"), which expired on July 31, 1999 (the "Expiration Date") and provided for a minimum annual salary of $125,000 effective December 1, 1993, with annual cost of living increases. Effective August 25, 1999, with a commencement date of August 5, 1999, the Company entered into a retirement agreement (the "Retirement Agreement") with Mr. Thal. The Retirement Agreement replaces the Thal Employment Agreement and calls for, among other things, the continued employment of Mr. Thal at the then existing salary rate until Mr. Thal's retirement date of October 31, 1999. In addition, the Company has agreed to the payment of $600,000 in 96 semimonthly payments commencing after Mr. Thal's retirement.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Common Shares are the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding the Company's outstanding Common Shares beneficially owned as of January 14, 1999 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Shares, (ii) each present Director, (iii) each person named in the Summary Compensation Table above, and (iv) all of the Company's present executive officers and directors as a group:

----------------------------------------------------------------------------------------------------------
                                                                                    Approximate
  Name and Address of Beneficial                                                   Percentage of
              Owner                Number of Shares Beneficially Owned          Outstanding Shares
----------------------------------------------------------------------------------------------------------
Dorothy A. English                           1,007,766(1)(2)(3)                        50.3%
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Duncan Macdonald                                504,251(4)                             20.1%
275 Slater Street
Ottawa, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
Kenneth M. Snyder                               350,000(5)                             14.9%
1751 Westwood Drive
Minden, Nevada
----------------------------------------------------------------------------------------------------------
St. Andrews Capital Limited Partnership         304,251(4)                             13.2%
2400 Garden Road
Monterey, California
----------------------------------------------------------------------------------------------------------
Global Weather Dynamics, Inc                     250,000                               12.5%
2400 Garden Road
Monterey, California
----------------------------------------------------------------------------------------------------------
Ontario Development Corporation                  125,000                                6.2%
56 Wellesley Street West
Toronto, Ontario, Canada
----------------------------------------------------------------------------------------------------------
Russell K. Thal                                 93,813(6)                               4.5%
125 Mineola Avenue
Roslyn Heights, New York
----------------------------------------------------------------------------------------------------------
Denis L. Metherell                                6,000                                   *
175 Columbia Street West
Waterloo, Ontario,
Canada
----------------------------------------------------------------------------------------------------------
All executive officers and
directors as a group (7 persons)            1,961,831(1)(4)(5)(6)                         66.9%
----------------------------------------------------------------------------------------------------------

(1) Represents 802,766 shares beneficially owned by Navtech Applied Research Inc. ("NARI") (see footnote (3) below) and 205,000 shares beneficially owned by Ms. English.

(2) Such person may be deemed a parent of the Company.

(3) The Company has been advised that Ms. English is the Chairman, Chief Executive Officer and sole shareholder of NARI. Furthermore, the Company has been advised that the 802,766 shares owned by NARI have been pledged to Raymond English as collateral for certain amounts due to Mr. English under an agreement between Mr. English and NARI. NARI has maintained voting control over these shares. See Item 12 hereof.

(4) Represents 200,000 Common Shares that are issuable to Mr. Macdonald upon exercise of options that are currently exercisable and, as discussed in
     Item 12 hereof, a maximum of 304,251 Common Shares issuable to St. Andrews Capital Limited Partnership, an entity controlled by Mr. Macdonald, pursuant to the terms of a convertible loan made by such entity to the Company.

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

         Share Ownership

     NARI owns 802,766 Common Shares of the Company. On or about July 15, 1995, RE&A had transferred all of its Common Shares of the Company to Dorothy A.
English, as voting trustee pursuant to a voting trust agreement between them. When control of RE&A was transferred to Dorothy A. English, as discussed above, and RE&A and NARI merged, the voting trust agreement was terminated and the shares returned to NARI. As a condition of the share transfer agreement, NARI agreed to place the shares in escrow as security for amounts payable by NARI to Mr. English, as evidenced by a promissory note. Pursuant to the promissory note, NARI is obligated make 120 consecutive monthly payments of $6,000 Canadian, and should the payments go into default, Mr. English has the option to sell the requisite number of shares held in escrow to remedy the default.

         RE&A/Navtech-Canada Transactions

     In 1993, Navtech-Canada charged RE&A, its then parent company, a management, consulting and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Navtech-Canada also advanced funds to RE&A in order to assist RE&A in meeting its continuing obligations. Effective July 15, 1995, RE&A executed and delivered to Navtech-Canada a promissory note in the principal amount of $750,000 Canadian (the RE&A Note") to evidence certain obligations to Navtech-Canada as of such date. The RE&A Note is payable on July 15, 200 (or sooner, as described below) and provides for interest at the rate of 5% per annum payable annually. Effective with the merger of RE&A and NARI, NARI, by operation of law, assumed the obligation represented by the RE&A Note.

     Further, pursuant to a consulting and marketing agreement between RE&A and Navtech-Canada, RE&A agreed to provide software marketing services to the Company. Navtech-Canada had the right to offset $3,500 Canadian per month against compensation otherwise payable to RE&A thereunder as payment of amounts due under the RE&A Note. Effective July 15, 1998, this agreement was terminated by NARI and Navtech-Canada.

         Advances

     During the fiscal year ending October 31, 1999, the Company made additional advances to NARI aggregating approximately $263,000, which carry no repayment terms.

2.  Global Weather Dynamics, Inc.

     On July 15, 1998, NARI acquired from Global Weather Dynamics, Inc. ("GWDI") all of the assets of GWDI's Weather Services Division ("WSD") for a consideration consisting of $250,000 in cash, the delivery of 250,000 Common Shares of the Company to GWDI and the delivery of 50,000 Common Shares of the Company to an unrelated third party as a finder's fee. The primary assets acquired included the weather and certain other software that had been developed by GWDI. In addition, NARI obtained an assignment of the WSD customer contracts.

     Following the WSD acquisition by NARI, NARI and Navtech entered into a non-exclusive, non-transferable software license agreement (the "License Agreement") for a term commencing August 1, 1998 and expiring initially on October 31, 1999, pursuant to which Navtech has been granted the right to install, configure, modify and use in its business the software acquired by NARI. Pursuant to the License Agreement, the term automatically renews for additional one year periods unless either party gives at least 60 days prior written notice of its desire not to renew. Since no notice was given at least 60 days prior to October 31, 1999, the current term of the License Agreement has been extended to October 31, 2000. In addition, pursuant to the License Agreement, Navtech is obligated to pay royalties in an amount equal to 10% of certain revenues derived from the sale of data processed using the licensed software. During the fiscal year ended October 31, 1999, $92,000 was payable pursuant to the License Agreement. Such amount was deducted from amounts owing to the Company as discussed below. Concurrently with the execution of the License Agreement, NARI also assigned to Navtech the rights it had obtained from GWDI with respect to the WSD customer contracts.

     In order to effect NARI's acquisition of WSD, certain transactions were undertaken between the Company and NARI to provide the necessary financing as follows:

1. NARI purchased from Navtech 300,000 Common Shares of the Company in consideration of $300 in cash and the delivery of a promissory note in the amount of $134,700, payable in 36 monthly installments and bearing interest at the rate of 10% per annum. The note provides that payments may be made by offsetting royalties due under the License Agreement. As of October 31, 1999, the principal amount of the promissory note was $25,379.

2. Navtech borrowed $210,000 from a Canadian financial institution, which loan is repayable over a 28-month term bearing interest at the rate of 9.18% per annum. Dorothy A. English personally guaranteed the repayment of this loan.

3. The proceeds from the loan were transferred to Navtech-Canada which, in turn, loaned $150,000 to NARI. This loan bears interest commencing November 1, 1998 at the rate of 10% per annum and is repayable in 36 monthly installments commencing November 1, 1999. The note provides that royalties payable to NARI under the License Agreement may be used to offset amounts payable to the extent they have not already been used to repay the $134,700 note referred to above.

4. Subsequent to October 31, 1998, the Company advanced an additional $112,000 to NARI. The additional advance is repayable commencing with the payment in full of the promissory note in Item 3 above. The note bears interest at a rate of 10% per annum and is repayable in 22 monthly installments. The note provides that royalties payable to NARI under the License Agreement may be used to offset amounts payable to the extent they have not already been used to repay the $150,000 note referred to above.

         The payment of each of the above NARI notes is secured by the grant of a security interest in the weather and NOTAMs software acquired by NARI from GWDI.

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

3.  Russell K. Thal

     Reference is made to Item 10(e) for a discussion of a certain retirement agreement entered into between the Company and Mr. Thal.

4.  AVCON Associates Inc. ("AVCON")

         AVCON, an entity of which Denis L. Metherell, Secretary and a Director of the Company, is a Vice President and a Director and of which Mr. Metherell's wife is the controlling shareholder, leased certain computer equipment to Navtech-Canada. Effective January 31, 1996, the leases were terminated. On October 1, 1996, the Company entered into two new lease agreements for certain computer equipment. These agreements were replaced on June 1, 1999 with amended lease agreements. Under the present agreements, the Company is required to make varying payments until November 2004. The Company believes that the lease payments, which commenced July 1999 at $1,952 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

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


5.  Duncan Macdonald

     Effective as of June 1, 1996, Navtech-Canada entered into a two year Key Advisor Agreement (the "Macdonald Key Advisor Agreement") with Duncan Macdonald pursuant to which Mr. Macdonald was retained to serve as Chief Executive Officer of the Company. Pursuant to the Macdonald Key Advisor Agreement, as amended in January 1997, Mr. Macdonald was entitled to receive a base weekly fee of $3,000 Canadian. In addition, a bonus of $5,000 Canadian per fiscal quarter was payable during the term of the Macdonald Key Advisor Agreement. Mr. Macdonald agreed to expend at least 75% of his working time in the fulfillment of his duties under the Macdonald Key Advisor Agreement. Mr. Macdonald has waived his entitlement to the bonus amounts related to each of the fiscal quarters of 1997. The Macdonald Key Advisor Agreement expired in 1998, although Mr. Macdonald continued to serve as Chief Executive Officer until December 1998 under the same terms.

     Effective December 1, 1998, the Company entered into a twenty month Employment Agreement (the "Macdonald Employment Agreement") engaging Mr. Macdonald as Chief Executive Officer of the Company. Mr. Macdonald is entitled to receive a base quarterly fee of $1,250 commencing with the fiscal quarter ended January 31, 1999. Mr. Macdonald has agreed to make 30% of his working time available to the Company. Other services are rendered by Mr. Macdonald as
provided    for   in  the  following  paragraph.

     Effective January 1, 1999, Navtech-Canada entered into a two year Services Agreement (the "Kintyre - Navtech-Canada Agreement") with Kintyre & Company Limited ("Kintyre"), a company controlled by Mr. Macdonald. Under the Kintyre -Navtech-Canada Agreement, Kintyre has agreed to provide the services of Mr. Macdonald, as well as other Kintyre staff as needed, to assist Navtech-Canada in its strategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $13,000 Canadian, plus an annual bonus of $8,700 Canadian.

         During the fiscal year ended October 31, 1999, Navtech-Canada paid approximately $78,000 and $64,000 to Kintyre for the services of Mr. Macdonald and Mr. Vietze (then Chief Financial Officer of the Company), respectively.

     In April 1999, St. Andrews Capital Limited Partnership ("St. Andrews LP") advanced $90,000 to the Company for working capital purposes. Mr. Macdonald serves as the President of the general partner of St. Andrews LP and is the controlling stockholder of such general partner. The advance from St. Andrews LP is repayable, together with interest at the rate of 19.562% per annum, in 22 monthly installments. The repayment of the loan is to be secured by the grant of a security interest in substantially all of the assets of Navtech-UK and a pledge of the Navtech-UK shares held by Navtech-Canada.

     On October 1, 1999, St. Andrews LP advanced $128,830 to the Company to finance the Company's acquisition of Skyplan Services (UK) Limited. At the time of the loan, the Company had sufficient working capital to undertake the transaction, but determined that it was prudent to obtain outside financing. As provided for in a term sheet (which calls for the completion of definitive loan documents), the loan bears interest at the rate of 10% per annum and is repayable in 24 equal monthly payments of approximately $5,945 commencing November 1, 1999 and the repayment of the loan is to be secured by the grant of a security interest in substantially all of the assets of Navtech-UK and a pledge of the Navtech-UK stock held by Navtech-Canada. The term sheet provides that the principal amount of the loan is convertible into Common Shares of the Company at a conversion price of $0.375 per share effective on the first day of the month following the approval of an increase in the authorized share capital of the Company sufficient for such purpose. The Company held an annual meeting of shareholders on January 14, 2000 at which meeting a proposal to increase the authorized share capital of the Company was approved, thus providing sufficient share capital to permit such conversion.

         As of January 14, 2000, the outstanding principal balance of the loan was $114,094. Accordingly, such principal amount is convertible, effective February 1, 2000, into 304,251 Common Shares of the Company. Since the loan is to be repaid in monthly installments, as described above, as installments are paid, the number of shares issuable upon conversion of the principal amount will be reduced.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

     3(A) Certificate of Amendment of the Certificate of Incorporation providing for the elimination of the Series A Convertible Cumulative Preferred Stock

     3(B) Certificate  of  Amendment  of  the   Certificate   of   Incorporation
          containing items amended following the January 14, 2000 Annual Meeting of Stockholders

     3(C) Certificate  of  Incorporation   and  amendments   thereto   including
          Certificate of Ownership and Merger prior to filing the amendments above (5)

     3(D) By-Laws

     10(A)Employment Agreement dated as of December 1, 1993 between the Company and Russell K. Thal (4) Amendment #1 thereto dated March 14, 1996 (5), and amendment thereto dated January 8, 1997 (7)

     10(B) Incentive Stock Option Plan (3)

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

     10(E)Promissory  Note  dated as of  November  1,  1993  payable  by Bert E.
          Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

     10(F)Lease dated October 8, 1996 between Ferdi Investments Company Limited and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (7)

     10(G) 1995 Key Employees and Advisors Stock Option Plan as amended (5)

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

     10(W)Employment  Agreement  dated as of  December  1, 1998  between  Duncan
          Macdonald and Compuflight, Inc. (9)

     10(X)Employment  Agreement  dated as of  December  1, 1998  between  Rainer
          Vietze and Compuflight, Inc. (9)

     10(Y)Contract for Services  Agreement  between Navtech Systems Support Inc.
          and Kintyre and Company Limited dated as of January 1, 1999. (9)

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

(9) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Amended Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1998.

b)  Reports on Form 8-K
       The Company did not file any Current Reports on Form 8-K during the quarter ended October 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page


Report of Independent Certified Public Accountants                         F-2

Financial Statements

        Consolidated Balance Sheet as of October 31, 1999                  F-3

        Consolidated Statements of Operations for the Years Ended
          October 31, 1999 and 1998                                        F-4

        Consolidated Statement of Shareholders' Deficit for the
          Years Ended October 31, 1999 and 1998                            F-5

        Consolidated Statements of Cash Flows for the Years Ended
          October 31, 1999 and 1998                                        F-6

        Notes to Consolidated Financial Statements                    F-7 - F-28

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
   Navtech, Inc.

We have audited the accompanying consolidated balance sheet of Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries (the "Company") as of October 31, 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navtech, Inc. and Subsidiaries as of October 31, 1999, and the results of its consolidated operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of October 31, 1999, the Company has a deficiency in working capital and shareholders equity of $1,333,728 and $1,149,122, respectively, and has incurred a net loss of $380,244 for the year ended October 31, 1999. These factors, among others, as described in Note B to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Melville, New York December 10, 1999, except for Note A as to which the date is January 14, 2000

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1999

                                     ASSETS

 CURRENT ASSETS
     Cash and cash equivalents                                                                                 $      4,504
     Accounts receivable, net of allowance for doubtful accounts
       of $189,329                                                                                                  853,876
     Prepaid expenses and other                                                                                      21,156
         Total current assets                                                                                       879,536
 INVESTMENT TAX CREDITS RECEIVABLE, NET OF ALLOWANCE                                                                314,603
 FIXED ASSETS, NET                                                                                                  340,488
 DUE FROM RELATED PARTY                                                                                             318,760

 OTHER ASSETS                                                                                                       123,468
                                                                                                                $ 1,976,855

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable, accrued and other liabilities                                                            $ 1,286,923
     Deferred revenue                                                                                               326,193
     Note payable - factoring                                                                                       191,016
     Due to related parties - current portion                                                                       265,696
     Current portion of long-term debt                                                                              128,672
     Current portion of deferred lease inducements                                                                   14,764
                                                                                                                -----------
         Total current liabilities                                                                                2,213,264
 DUE TO RELATED PARTIES                                                                                             533,843
 LONG-TERM DEBT                                                                                                      47,043
 DEFERRED LEASE INDUCEMENTS                                                                                          88,584
 MINORITY INTERESTS                                                                                                 243,243
 COMMITMENTS AND CONTINGENCIES
 SHAREHOLDERS' DEFICIENCY
     Common stock, par value $.001 per share; authorized
       10,000,000 shares; issued and outstanding, 2,001,980 shares                                                    2,002
     Additional paid-in capital                                                                                   1,680,445
     Accumulated other comprehensive income                                                                          51,175
     Accumulated deficit                                                                                         (2,882,744)
                                                                                                                 ----------
                                                                                                                 (1,149,122)
                                                                                                                $ 1,976,855

The accompanying notes are an integral part of this statement.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended October 31,


                                                                                        1999                      1998
                                                                                    -------------              ------------

Revenue
    Service fees                                                                     $  4,648,483              $  3,339,818
    Hardware, software and license sales                                                  605,093                   509,928
                                                                                     ------------              ------------

                                                                                        5,253,576                 3,849,746
                                                                                      -----------               -----------

Costs and expenses
    Operating                                                                           3,860,240                 2,758,518
    Research and development, net                                                          30,906                    24,413
    Selling, general and administrative                                                 1,070,655                   926,761
    Depreciation and amortization                                                          87,120                   133,833
                                                                                     ------------              ------------

                                                                                        5,048,921                 3,843,525
                                                                                      -----------               -----------

Operating income                                                                          204,655                     6,221

Other income (expense)
    Interest income                                                                       104,347                    52,501
    Interest expense - related parties                                                    (52,312)                  (46,126)
    Interest expense - other                                                             (297,980)                 (155,121)
    Realized foreign exchange loss                                                        (26,904)                   (1,795)
    Provision for bad debt - related party                                               (316,453)                 (394,453)
                                                                                      -----------               -----------

Net loss before income taxes                                                             (384,647)                 (538,773)

Income tax benefit                                                                          4,403

NET LOSS                                                                            $    (380,244)             $   (538,773)
                                                                                     ============               ===========


Net loss per share - basic and diluted                                                     $(0.19)                   $(0.30)
                                                                                            =====                     =====

Weighted average number of common shares outstanding                                    2,001,980                 1,801,980
                                                                                        =========                 =========


The accompanying notes are an integral part of these statements.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY

                      Years ended October 31, 1999 and 1998


                                                                       Notes       Accumulated
                                                        Additional   Receivable      Other
                                    Common stock         Paid -in     Former     Comprehensive  Accumulated            Comprehensive
                                 Shares      Amount      Capital     Chairmen        Income       deficit      Total       loss
                                 ------      ------      -------     --------        ------       -------      -----       ----

Balance at November 1, 1997    1,701,980     $1,702    $1,545,745   $(278,325)      $43,070     $(1,963,727) $(651,535)

Issuance of shares to NARI       300,000        300       134,700                                              135,000
Reclassification - NARI note                                          278,325                                  278,325
receivable
Foreign translation adjustment                                                       14,380                     14,380     $14,380
Net loss                                                                                           (538,773)  (538,773)   (538,773)
                               ---------     ------    ----------    ---------     ---------     ----------   --------    --------


Comprehensive loss                                                                                                       $(524,393)
                                                                                                                           =======

Balance at October 31, 1998    2,001,980      2,002     1,680,445         -          57,450     (2,502,500)   (762,603)


Foreign translation adjustment                                                       (6,275)                    (6,275)   $ (6,275)
Net loss                                                                                          (380,244)   (380,244)   (380,244)
                               ---------     ------     ---------    ---------    ----------     -----------  ---------   ---------


Comprehensive loss                                                                                                       $(386,519)
                                                                                                                          =========

Balance at October 31, 1999    2,001,980     $2,002    $1,680,445   $     -        $ 51,175    $(2,882,744) $(1,149,122)
                               =========      =====     =========    =========      =======     ==========    ==========


The accompanying notes are an integral part of this statement.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended October 31,

                                                                                          1999                      1998
                                                                                       ----------                 ----------
Cash flows from operating activities
   Net loss                                                                           $  (380,244)                $(538,773)
   Adjustments to reconcile net loss to net cash provided by operating activities
       Depreciation and amortization                                                       87,120                   133,833
       Provision for uncollectible accounts                                                59,423                   147,064
       Write off of note receivable - former chairmen                                                               394,453
       Other                                                                              (14,521)                  (14,841)
       (Increase) decrease in operating assets
         Accounts receivable                                                             (246,489)                 (398,404)
         Scientific research and experimental development     credits
                                                                                          143,065                     7,262
         Prepaid expenses and other                                                         9,174                    (4,720)
       Increase (decrease) in operating liabilities
         Accounts payable and accrued liabilities                                         183,407                   440,428
         Deferred revenue                                                                 320,809
         Note payable - factoring                                                         191,016
                                                                                       ----------

Net cash provided by operating activities                                                 352,760                   166,302
                                                                                       ----------                ----------

Cash flows from investing activities
   Purchase of Navtech-UK, net                                                           (103,166)
   Purchase of fixed assets                                                               (76,910)                  (62,477)
   Advances to parent company, net                                                        (51,600)                 (279,151)
                                                                                      -----------                 ---------

         Net cash used in investing activities                                           (231,676)                 (341,628)
                                                                                       ----------                 ---------

Cash flows from financing activities
   Repayment of cash overdraft                                                           (136,858)
   Restricted cash                                                                         50,000
   Proceeds from issuance of common shares                                                                              300
   Repayment on bank loan, net                                                            (41,055)                  (41,961)
   Proceeds from loans                                                                    252,830                   180,087
   Proceeds from note                                                                                                26,905
   Repayment of loans                                                                    (168,819)
   Payment of notes                                                                       (76,915)                  (18,311)
                                                                                      -----------                 ---------

Net cash (used in) provided by financing activities                                      (120,817)                  147,020
                                                                                       ----------                  --------

Effect of foreign translations on cash                                                      4,237                    28,306
                                                                                     ------------                  --------

         Net increase in cash and cash equivalents                                          4,504

Cash and cash equivalents at beginning of year

Cash and cash equivalents at end of year                                             $      4,504           $
                                                                                      ===========             =============

The accompanying notes are an integral part of these statements.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            October 31, 1999 and 1998



NOTE A - DESCRIPTION OF BUSINESS AND ORGANIZATION

     Navtech, Inc. ("Navtech"), formerly Compuflight, Inc., and its Subsidiaries, Navtech Systems Support Inc. ("Navtech-Canada"), Navtech Systems (UK) Limited ("Navtech-UK") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company") are engaged in the business of (1) providing computerized flight pla nning, weather, and services to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) licensing customized versions of their proprietary software to end users mainly throughout North America, Europe and Africa.

     On January 14, 2000 the Company's shareholders approved the change of the Company's name to Navtech, Inc. and to increase the number of authorized common shares to 10,000,000.


NOTE B - LIQUIDITY AND CAPITAL RESOURCES

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1999, the Company has a deficiency in working capital and shareholders' equity of $1,333,728 and $1,149,122, respectively, and has incurred a net loss of $380,244 for the year ended October 31, 1999. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result should the Company be unable to continue in existence.

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

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

     1.  Principles of Consolidation

         The consolidated financial statements include the accounts of Navtech and its subsidiaries, Navtech-Canada, Navtech-UK and EAS. All material intercompany balances and transactions have been eliminated in consolidation. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for the period. Unrealized translation gains or losses are shown as a separate component of shareholders' deficit and comprehensive income.

     2.  Fixed Assets

         Fixed assets are recorded at cost. Depreciation and amortization is provided using the straight-line and declining balance methods over the estimated useful lives of the related assets.

     3.  Goodwill

         Goodwill is recorded at cost and is included as a component of other assets. Amortization is computed on the straight-line method over ten years. An evaluation to determine the amount of goodwill impairment, if any, would be measured on the basis of estimated future undiscounted cash flows associated with the asset. The estimated future undiscounted cash flows would be compared to the asset's carrying value to determine whether a write-down is required.

     4.  Software Development Costs

         The Company capitalizes expenditures incurred for the development of existing software which has already reached technological feasibility and expenses all other costs. Amortization is computed by the straight-line method over the estimated useful life of the software.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE C (continued)

     5.  Minority Interests

         Effective November 24, 1995, the Company issued 125,000 shares of its common stock in exchange for 500,000 shares of Navtech-Canada, which represented the common shares of Navtech-Canada held by the one remaining common shareholder of Navtech-Canada, Innovation Ontario Corporation, a provincial government agency, and, accordingly, the Company now owns 100% of the outstanding common shares of Navtech-Canada. The excess of the fair market value of the Company's common stock on the date of the exchange ($101,563) over the Company's minority interest ($78,411) has been recorded as goodwill (included in other assets) in the accompanying consolidated balance sheet.

         Minority interests at October 31, 1999 consist of 3,600 shares of Class B, nonvoting shares of Navtech-Canada. Such shares, issued for $358,200 Canadian ($243,243 U.S. at October 31, 1999), are entitled to noncumulative dividends of $8 per share and are redeemable at the option of Navtech-Canada for $540,000 Canadian ($366,698 U.S.). To date, no dividends have been declared or paid with respect to such shares.

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

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE C (continued)

     8.  Stock-based Compensation

         During fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income and income per common share for fiscal 1996, as if the fair value-based method prescribed by SFAS No. 123 had been applied in measuring compensation expense, are presented in Note K.

     9.  Net Loss Per Share

         In fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earning per share is very similar to the previously reported fully diluted earnings per share. Potential common stock equivalents from outstanding stock options are excluded in computing net loss per share for fiscal 1999 and 1998 as their effects would be antidilutive.

    10.  Revenue Recognition

         Revenue from license fees is recognized at the later of delivery of software master copy or, if applicable, fulfillment of all other significant obligations under terms of license agreements. The Company has no significant expenditures relating either to warranties or post-contract customer support bundled with the initial sale of the license and, therefore, no provision is included in the consolidated financial statements. For those agreements where there is uncertainty as to ultimate collection, revenue is recognized only as cash is received. Systems consulting and implementation fees are recognized upon rendering of services. Custom programming, communication and database income, and service bureau and support revenue are recognized ratably over applicable contractual periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE C (continued)

    11.  Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         The Company paid interest of approximately $320,000 and $219,000 during the years ended October 31, 1999 and 1998, respectively. During the year ended October 31, 1999, the Company issued a non-interest bearing promissory note to its Chairman for amounts previously accrued pursuant to a retirement agreement. During fiscal 1998, non-cash investing and financing activities consisted of the issuance of 300,000 shares of the Company's common stock in exchange for a promissory note of $134,700.

    12.  Comprehensive Income

         In fiscal 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' deficit. SFAS No. 130 requires cumulative translation adjustments, which prior to adoption were reported separately in stockholders' deficit, to be included in accumulated other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The cumulative foreign currency translation adjustment was $51,175 and $57,450 as of October 31, 1999 and 1998, respectively.

    13.  Accounting Pronouncements Not Yet Adopted

         In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the AcSEC issued a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. On December 22, 1998, the AcSEC issued SOP 98-4, which provides further guidance on what constitutes vendor specific evidence of the fair value of multiple elements included in a software arrangement. The Company believes that those provisions of SOP 97-2 will not materially affect its consolidated financial position or results of operations.

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

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE D - INVESTMENT TAX CREDITS RECEIVABLE

     Navtech-Canada has filed claims for Investment Tax Credits on its scientific research and experimental development activities for fiscal years ended October 31, 1992 through October 31, 1999. Scientific research and experimental development Investment Tax Credits ("ITCs") are available to certain entities located in Canada for the prosecution of qualified research and development. Further, these credits, since 1995, have been available at both the federal and provincial level.

     Claims: 1992 - 1995

         All of Navtech-Canada's claims for the fiscal years ended October 31, 1992 through October 31, 1995 were subjected to both financial and technical audits by Revenue Canada, the Canadian taxing authority. Based on its technical audit, Revenue Canada disallowed certain expenses related to projects deemed non-qualifying, and accordingly, reduced the final assessed claim. Navtech-Canada has filed Notices of Objection to these assessments. The amounts in dispute are as follows:

               Taxation year ended:
               March 31, 1992                                        $  26,807
               March 31, 1993                                          101,179
               March 31, 1994                                           41,087
               October 31, 1995                                         79,139
                                                                      --------

                                                                       248,212
               Less Allowance                                         (248,212)

                                                                     $       -
                                                                      ========


         At this time, the Company cannot reasonably determine the likelihood of success in appealing the reductions resulting from the scientific audits and has therefore continued to provide an allowance against its ITC receivable. Due to continued delays in the processing of such appeals at Revenue Canada, it is estimated that a result may take over one year to obtain.

         Navtech-Canada has received approximately $211,000 on its 1992-1995 claims (at the federal level), which has been applied to outstanding payroll taxes and other government liabilities. Included in this amount was interest of approximately $44,000. Additional amounts remaining receivable at year end are identified below.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE D (continued)

     Claims: 1996 - 1997

         Navtech-Canada's 1996 and 1997 submissions were subjected only to financial audits. As a result, the 1996 claim has been assessed both at the federal and provincial level and the 1997 claim has been assessed at the federal level. The financial audit for 1996 resulted in a reduction in the total claim due to the disallowance of one staff member. Navtech-Canada does not intend to object to this assessment. The financial audit for 1997 resulted in no disqualifications and a marginal increase in the total claim, pending the receipt of the assessment from the Ontario Ministry of Finance.

         Navtech-Canada has received approximately $104,000 on its 1996 claims, which has been applied to outstanding payroll taxes and other government liabilities. Additional amounts remaining receivable at year end are identified below.

     Claims: 1998 - 1999

         During fiscal 1999 and 1998, Navtech-Canada has applied for ITCs of approximately $51,000 and $53,000, respectively. These ITCs have been recorded as a reduction of research and development expenses.

     Investment Tax Credits Receivable

         Investment Tax Credits Receivable consists of the following amounts:

               Disputed Claims 1992 - 1995                           $ 248,212
               Assessed Claims 1992 - 1995                              16,825
               Assessed Claims 1996                                    137,334
               Assessed Claims 1997                                     47,187
               Unassessed Claims 1997                                    9,010
               Unassessed Claims 1998                                   52,637
               Unassessed Claims 1999                                   51,610
                                                                      --------

                                                                       562,815
               Less Allowance                                         (248,212)

                                                                     $ 314,603

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE E - FIXED ASSETS

     Fixed assets consist of the following:

                                          Useful
                                           life                    1999

      Computer software                  5-10 years           $  439,071
      Computer equipment                 5-10 years              465,580
      Furniture and fixtures             5-20 years               63,224
      Leasehold improvements             5-10 years              150,205
      Office equipment                   5 years                 104,702
                                                                --------

                                                               1,222,782

      Less accumulated depreciation and amortization            (882,294)

                                                              $  340,488



     Amortization expense for capitalized software totaled approximately $8,700 and $52,100 in 1999 and 1998, respectively. Accumulated amortization approximated $477,000 at October 31, 1999.


NOTE F - DEFERRED REVENUE

     During the quarter ended October 31, 1999, the Company commenced installation of a flight planning system, along with the development of certain customer-requested enhancements, for a significant customer based in the United States. The installation and customer acceptance were completed within two weeks of the completion of the year end; however, based on generally accepted accounting principles and the interpretation afforded such principles by the Accounting Staff of the Securities and Exchange Commission, such revenue cannot be reflected in the financial results for 1999 due to the uncertainty of completion that existed at the year end. Accordingly, deferred revenue includes approximately $326,000 representing amounts received from the customer prior to the year end, as offset by costs associated with the installation and development work up to year end. The gross revenue from this contract of approximately $580,000 will be shown in the first quarter of 2000. All amounts payable for the delivery of the system were received by the end of November 1999.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE G - ACQUISITION OF SUBSIDIARY


     On October 1, 1999, the Company, though its subsidiary, Navtech-Canada, acquired all of the outstanding shares of Skyplan Services (UK) Limited for an aggregate cost of $150,000. The purchase agreement contained a covenant not to solicit the former employees or customers for a period of two years.

     The Company accounted for the acquisition as a purchase and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of the acquisition and the results of operations are included in the Company's consolidated statements of operations since the acquisition date. The excess of the consideration paid and the related costs of acquisition over the estimated fair value of the net assets acquired, totaling $108,000, has been recorded as goodwill and is being amortized on a straight-line basis over ten years. Pro forma historical results of operations are not presented, as such results would not be materially different from the historical results of the Company.

     A summary of the assets and liabilities acquired follows:


               Current Assets                              $  256,000
               Other Assets                                    27,000
               Liabilities Assumed                           (241,000)
                                                              -------

               Acquisition Costs                              150,000

               Goodwill                                     $ 108,000
                                                              =======


NOTE H - TRANSACTIONS WITH RELATED PARTIES

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

         The balance owing from NARI as at October 31, 1999 is composed of the following amounts:

               Promissory Note # 1                                  $  509,303
               Promissory Note # 2                                      25,379
               Promissory Note # 3                                     165,935
               Promissory Note # 4                                     118,685
               Intercompany advances receivable                        434,189
                                                                     ---------

                                                                     1,253,491
               Less: Allowance                                        (934,731)

                                                                    $  318,760

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE H (continued)

         Promissory Note # 1 ("Note # 1")

         In 1993, Navtech-Canada charged its then parent company, RE&A, a management and marketing fee in connection with the management of certain software owned by EAS, formerly a subsidiary of RE&A. Effective July 15, 1995, RE&A executed and delivered to Navtech-Canada a promissory note in the principal amount of $750,000 Canadian to evidence certain obligations to Navtech-Canada as of such date. Note # 1 is payable on July 15, 2005 and provides for interest at the rate of 5% per annum payable annually.

         Promissory Note # 2 ("Note # 2")

         In July 1998, NARI purchased 300,000 shares of the Company in consideration for $300 cash and a promissory note in the principal amount of $134,700. Note # 2 is payable in forty eight monthly installments of principal and interest of $4,375 and provides for an interest rate of 10% per annum. Additional payments of principal are permitted based on amounts due to NARI under a royalty agreement as discussed below. Note # 2 is secured by the certain weather and NOTAMs software owned by NARI

         Effective July 15, 1998, NARI and the Company entered into a royalty agreement (the "Royalty Agreement") that provides the Company with a non-exclusive license to use the weather and NOTAMs software owned by NARI. The royalty is calculated as 10% of a Gross Revenue Base as defined in the Royalty Agreement. NARI is applying the excess of the monthly royalty amount over its required payments on Note # 2 as additional payments of principal. Further, once Note # 2 has been repaid, amounts due under the Royalty Agreement may be used to accelerate repayment of Note # 3 and then Note #4.

         Promissory Note # 3 ("Note # 3")

         In July 1998, NARI borrowed $150,000 from Navtech-Canada as evidenced by Note # 3. Note # 3 is payable in thirty six monthly installments of principal and interest of $5,854. Interest at a rate of 10% per annum commenced November 1998. Additional payments of principal are permitted based on amounts due to NARI under the Royalty Agreement as discussed above. Note # 3 is secured by the certain weather and NOTAMs software owned by NARI.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE H (continued)

         Promissory Note # 4 ("Note # 4")

         Commencing December 1998 and concluding July 1999, the Company advanced approximately $112,000 to NARI required to complete the purchase of the above noted weather and NOTAMs software. Note # 4 is payable in twenty two monthly installments of principal and interest of $7,854 commencing with the repayment of Note # 3.

         Note # 4 bears interest at a rate of 10% per annum. Additional payments of principal are permitted based on amounts due to NARI under the Royalty Agreement as discussed above. Note # 4 is secured by the certain weather and NOTAMs software owned by NARI.

         Intercompany Advances Receivable

         The Company has made additional advances to its parent company aggregating approximately $263,000, which carry no repayment terms.

         Allowance

         NARI has used the common stock purchased and the advances received under promissory notes # 3 and # 4 to purchase the weather and NOTAMs software licensed to the Company. As a result of the above transactions by and amongst NARI and the Company, management has revised its estimate of the ultimate amount presently collectible from NARI and provided for an additional allowance of $316,453, increasing the allowance to $943,731. Such estimate is based principally on the estimated net worth of NARI and the historical cost of the software assets owned by NARI.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE H (continued)

     Due to Related Parties

         Due to related parties at October 31, 1999 consists of the following:

               Demand loans - related party (i)                      $    1,191
               Loan payable - related party (ii)                          1,925
               Other notes payable - related parties (iii)              149,616
               Loans payable - related party (iv)                       196,487
               Note payable - Chairman (v)                              450,320
                                                                       --------

                                                                        799,539
               Less current portion                                    (265,696)

               Long-term portion                                     $  533,843
                                                                       ========

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

              (iii) Other notes payable - related  parties bear interest from 5%
                    - 18% and require monthly payments of interest and principal through May 2005.

              (iv) Loans payable - related party consist of two loans made by a limited partnership related to a director of the Company. Loan # 1, in the principal amount of $90,000, bears interest at 19.562% and is payable in twenty-two blended monthly installments of $4,845. Loan # 2, in the principal amount of $128,830, bears interest at 10% per annum and is payable in twenty-four blended monthly installments of $5,945. Each of the loans is to be secured by substantially all of the assets of Navtech-UK and the shares of Navtech-UK held by Navtech-Canada. In addition, the balance of Loan # 2 will be convertible into common shares of the Company at a rate of $0.375 per share at the lender's discretion on the first day of the month following shareholder approval of an increase in authorized share capital sufficient to permit the conversion.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE H (continued)

              (v) Note payable - Chairman consists of a non-interest bearing promissory note in the principal amount of $600,000 as further described in Note L. The Company has recorded the liability, payable in 96 consecutive semi-monthly payments, at its net present value as at October 31, 1999.

     Maturities of related party debts as of October 31, 1999 are as follows:

                          October 31,
                          2000                                      $ 265,696
                          2001                                        219,733
                          2002                                        130,176
                          2003                                        151,534
                          2004                                         22,342
                          Beyond                                       10,058
                                                                     --------

                                                                    $ 799,539


NOTE I - BANK REVOLVING AND OTHER DEMAND LOANS AND LONG-TERM DEBT

     The Company has a revolving bank demand loan facility which provides for borrowings of up to $40,000 Canadian which are payable on demand. These demand loans bear interest at the bank's prime rate plus 1.25%.

     Long-term debt is as follows as of October 31, 1999:

      Small business bank loan  payable,  interest at the bank's prime rate plus
        1.75%,  payable in monthly  principal  payments of $5,123  Canadian plus interest based on a 48 month amortization period
                                                                                                $ 66,094

      Term loan,  interest at 9.18%,  payable in monthly  payments of  principal
        and interest of $7,351 through September 30, 2000                                         90,562

      Equipment note,  payable in monthly  payments of principal and interest of
        $598 through August 2003                                                                  19,059
                                                                                                  ------

                                                                                                 175,715
      Less current portion                                                                      (128,672)

      Long-term portion                                                                       $   47,043
                                                                                               =========

                                      F-19

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE I (continued)

     Substantially all of the Company's assets are pledged as collateral for revolving demand loans and long term debt.

     As of October 31, 1999, both Navtech and Navtech-Canada had factored certain trade receivables with full recourse if not paid within 120 days. Under the factoring agreements, the Company is required to pay an administration charge of 0.4% on the initial factored amount, a factoring commission of 3.2%, which covers the first thirty days of the advance, and a daily charge of 0.108% on receivables outstanding more than thirty days. As of October 31, 1999 borrowings amounted to approximately $191,000.

     Maturities of long-term debt as of October 31, 1999 are as follows:

                                  October 31,
                                            2000                   $ 128,672
                                            2002                      36,117
                                            2003                       5,462
                                            2004                       5,464
                                                            ----       -----
                                                                   $ 175,715


NOTE J - INCOME TAXES

     The Company's fiscal 1999 and 1998 effective income tax rate differs from the statutory U.S. Federal income tax rate as a result of the following:

                                                 1999                    1998
                                                ---------               ------

      Statutory U.S. Federal tax rate            (34.0)%                 (34.0)%
      Increase in valuation allowance             34.0                    34.0
                                                  ----                    ----
                                                   -    %                  -   %
                                                 ======                  ======

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE J (continued)

     The temporary differences which give rise to deferred tax assets and liabilities at October 31, 1999 are summarized as follows:

      Deferred tax assets
          Net operating loss carryforwards                                                  $ 413,000
          Deferred salaries and other compensation                                            380,000
          Allowance for doubtful accounts                                                     456,000
          Other                                                                               156,000
                                                                                             --------

               Total deferred tax assets                                                    1,405,000

      Deferred tax liabilities
          License fees receivable                                                             (35,000)
          Scientific research and experimental development
               credits, net                                                                  (122,000)
          Fixed Assets                                                                        (26,000)

               Total deferred tax liabilities                                                (183,000)
                                                                                             ---------

               Net deferred tax assets                                                    $ 1,222,000
                                                                                           ==========

      Valuation allowance                                                                 $(1,222,000)
                                                                                           ===========


     During fiscal 1999, the Company increased its allowance by $347,000 principally due to an increase in the Company's deferred tax assets.

     The Company, for United States purposes, has available to offset future taxable income net operating loss carryforwards approximating $1,008,000 at October 31, 1999, which expire through 2019. For Canadian tax purposes, the Company has fully utilized its available net operating loss carryforwards. The Company has available scientific research and experimental development credits of $46,000 Canadian ($31,000 U.S.). The Company has established a valuation allowance with respect to its net deferred tax assets, as it cannot presently assess the utilization of such deferred tax assets as more likely than not.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE K - STOCK OPTIONS

     The Company has adopted an incentive stock option plan, which, as amended, reserved 125,000 unissued shares of common stock for the plan. The plan requires that all options be granted at exercise prices not less than the fair market value of the stock on the date of grant. In September 1987, the Company adopted a nonqualified stock option plan which reserved 62,500 unissued shares of common stock for the plan. The Company's subsidiary, Navtech-Canada, has outstanding options to purchase 300,000 shares of its common stock at exercise prices ranging from $.20 to $.50 Canadian per share.

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

     Further, in 1999, the Company adopted, subject to shareholder approval, the 1999 Stock Option Plan (the "1999 Stock Option Plan"), which provides for the granting to directors, employees, consultants and advisors of the Company of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company's common stock. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than fair market value of the Company's common stock at the date of grant and become exercisable in accordance with terms established at the time of the grant.

     Summary information with respect to the stock option plans follows:


                                                                                       Weighted
                                                   Range of         Outstanding        Average        Outstanding
                                                   Exercise           Options          Exercise         Options
                                                    Prices            Granted            Price        Exercisable

      Balance at October 31, 1997                0.625 - 1.88           626,376           0.684         626,376
                                                                     ==========                         =======

      Balance at October 31, 1998                0.625 - 1.88           626,376           0.684         626,376
                                                                     ==========                         =======

      Balance at October 31, 1999                0.625 - 1.88           626,376           0.684         626,376
                                                                     ==========                         =======

     During fiscal 1999, no options were granted or terminated. On July 15, 1998, an option holder agreed to not exercise 200,000 options until such time as the Company's authorized capital has been increased.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE K (continued)

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

There were no options issued by the Company in fiscal 1999 or 1998; therefore, there is no pro forma effect presented.


NOTE L - COMMITMENTS AND CONTINGENCIES

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

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE L (continued)

         The Company had also failed to file on a timely basis its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 and Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1998, April 30, 1998, July 31, 1998, January 31, 1999, April 30, 1999 and
         July 31, 1999.

         The Company filed its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997; its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998; and its Quarterly Reports on Form 10-QSB for the fiscal quarters ended January 31, 1998, April 30, 1998, July 31, 1998, January 31, 1999, April 30, 1999 and July 31, 1999 all on or
         before October 21, 1999. No assurances can be given that, notwithstanding the Company's filing of the aforementioned documents, the Commission will not seek to recover civil penalties from the Company. Any such action taken by the Commission could have a material adverse effect on the Company's financial position, liquidity and results of operations. As the Company cannot presently predict, with any certainty, the ultimate outcome of this matter, no amounts have been provided for in the accompanying consolidated financial statements.

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

         Future minimum annual rental payments pursuant to these leasing agreements as of October 31, 1999 are summarized as follows:

                                                                                     Related
                                               Office                                 Party
                                                Space            Equipment          Equipment           Total

          2000                                 $ 104,540          $  47,869        $   7,936           $ 160,345
          2001                                    75,403             33,579            5,606             114,588
          2002                                    75,403              8,623            6,704              90,730
          2003                                    65,260              1,766            8,014              75,040
          2004                                    66,525               -               9,582              76,107
                                                --------        -----------         --------            --------

                                               $ 387,131          $  91,837         $ 37,842           $ 516,810
                                                ========           ========          =======            ========

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE L (continued)

          Rental costs for fiscal 1999 and 1998 were $240,111 and $205,668, respectively. Rental cost incurred in 1999 and 1998 in connection with the equipment lease with the related party was $7,386 and $4,310, respectively.

     3.  Compensation Agreements

         The Company has entered into various compensation agreements with its Chairman, its Chief Executive Officer, its Chief Financial Officer and a company controlled by its Chief Executive Officer as more fully described below.

         The Company has entered into a retirement agreement (the "Retirement Agreement") with its Chairman dated August 5, 1999, which provides for, among other things, the payment of 96 consecutive semi-monthly payments of $6,250 (as evidenced by a non-interest bearing note in the amount of $600,000 (see Note H)) commencing November 25, 1999 for services rendered for the period from November 1996 through October 1999. The Company has provided for approximately $450,000 relating to the net present value of the services provided by the Chairman during fiscal 1999, 1998 and 1997. Pursuant to the Retirement Agreement, the Company has also agreed to reimburse the Chairman for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and to obtain a declining balance life insurance policy on the Chairman commencing with coverage at $600,000 and declining at a rate of $150,000 per year, the proceeds of which are to be used to prepay to the Chairman's estate any remaining portion of the $600,000 originally due. All amounts due are evidenced by promissory notes that contain acceleration provisions, in the event of, among other things, default in payment.

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

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE L (continued)

         Effective January 1, 1999, Navtech-Canada entered into a two year Services Agreement (the "Kintyre-Navtech Agreement") with Kintyre & Company Limited ("Kintyre"), a company controlled by Mr. Macdonald, the Company's Chief Executive Officer. Under the Kintyre-Navtech Agreement, Kintyre has agreed to provide the services of Mr. Macdonald and Mr. Vietze, as well as other Kintyre staff as needed, to assist Navtech-Canada in its strategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $23,250 Canadian, plus as annual bonus of $8,750 Canadian.

         Approximate aggregate minimum compensation obligations under the above agreements at October 31, 1999 are summarized as follows:

                                 Year                            Amount

                                 2000                         $   344,777
                                 2001                             187,519
                                 2002                             150,000
                                 2003                             150,000
                                 2004                               6,250
                                                              ------------

                                                              $   838,546
                                                                  =======



     4.  Nonremittance of Payroll Taxes

         During and as of the year ended October 31, 1999, the Company has not timely remitted to the respective tax collecting jurisdictions payroll taxes withheld from employees' earnings. At October 31, 1999, the unremitted balance aggregated approximately $190,000 (included in accrued and other liabilities) which is subject to additional penalty and interest charges until paid.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE L (continued)

     5.  Legal Proceedings

         On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been launched as of December 31, 1999. At this time no determination of the eventual outcome of potential loss has been made.

         The Company is subject to various other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS AND BUSINESS
      CONCENTRATIONS

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

     In  fiscal  1999,   one  customer   accounted  for  11%  of  the  Company's
     consolidated revenues, and, in 1998, one customer accounted for 10% of the Company's consolidated revenues.


NOTE N - FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of fiscal 1999, the Company took an additional allowance against amounts owed by NARI in the amount of $316,453 and recorded additional amounts owing to a related party of $61,406, portions of which amounts should have been provided for during each of the quarters in fiscal 1999.

           Navtech, Inc., formerly Compuflight, Inc., and Subsidiaries

                            October 31, 1999 and 1998



NOTE O - INDUSTRY SEGMENT INFORMATION AND GEOGRAPHIC AREA
     OPERATIONS

     The Company operates in one business segment, providing computerized flight planning services and software to commercial airlines and corporate aircraft users in the aviation industry.

     A summary of the Company's operations by geographic area for the fiscal years ended October 31, 1999 and 1998 is as follows:

                                                                              1999                    1998
                                                                          -------------           -------------
      Net sales by customer location
          United States                                                     $ 4,144,983             $ 3,092,291
          Canada                                                                667,609                 527,706
          Other                                                                 440,984                 229,749
                                                                             ----------             -----------

              Total net sales                                               $ 5,253,576             $ 3,849,746
                                                                             ----------              ----------

      Operating profit (loss) by Company office location
          United States                                                     $   (32,342)            $   (20,660)
          Canada                                                                253,742                  26,881
          United Kingdom                                                        (16,745)
                                                                             ----------

               Total operating income (loss)                                $   204,655              $    6,221
                                                                             ==========               =========

      Identifiable assets by Company office location
          United States                                                     $ 1,401,436             $ 1,274,007
          Canada                                                              1,282,687               1,350,778
          United Kingdom                                                        256,692
          Eliminations                                                       (1,154,976)             (1,047,131)
                                                                             ----------              ----------

               Total identifiable assets                                    $ 1,785,839             $ 1,577,654
                                                                             ==========              ==========

                                      F-28

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 26, 2000                                NAVTECH, INC.


                            By: /s/ Duncan Macdonald
                                Duncan Macdonald,
                                                       Chairman of the
                               Board of Directors


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                 Capacity                                    Date
         ----------                 --------                                    ----

                                    Chairman of the Board and
/s/ Duncan Macdonald                Chief Executive Officer and Director        January 26, 2000
---------------------------         (Principal Executive Officer)
Duncan Macdonald

/s/ Dorothy A. English              Executive Vice President and Director       January 26, 2000
---------------------------
Dorothy A. English

/s/ Denis L. Metherell              Secretary and Director                      January 26, 2000
---------------------------
Denis L. Metherell

/s/ Kenneth M. Snyder               Director                                    January 26, 2000
---------------------------
Kenneth M. Snyder

/s/ Russell K. Thal                 Director                                    January 26, 2000
---------------------------
Russell K. Thal

/s/ David Strucke                   Chief Financial Officer                     January 26, 2000
---------------------------         (Principal Financial Officer and
David Strucke                       Principal Accounting Officer)

EXHIBIT 3(A)

                                COMPUFLIGHT, INC.

            Certificate Providing for the Elimination of the Series A
                     Convertible Cumulative Preferred Stock

     Compuflight, Inc. (the "Corporation"), a corporation organized and existing under the General Corporation Law of the State of Delaware, in accordance with the provisions of Section 151 thereof, DOES HEREBY CERTIFY:

         FIRST: No shares of Series A Convertible Cumulative Preferred Stock of the Corporation are issued or outstanding as of the date hereof and none will be issued subject to the Certificate of Amendment of the Certificate of Incorporation previously filed with respect thereto.

         SECOND: Pursuant to the authority conferred upon the Board of Directors by Section 151 of the General Corporation Law of the State of Delaware, said Board of Directors, at a meeting thereof held on the date hereof, adopted a resolution providing for the elimination of the Series A Convertible Cumulative Preferred Stock of the Corporation, which resolution is as follows:

                  RESOLVED,   that  the  Company   amend  its   Certificate   of
                  Incorporation to eliminate the Series A Convertible Cumulative Preferred Stock therefrom.

     THIRD: Accordingly, Article FOURTH of the Certificate of Incorporation of the Corporation is amended to delete Paragraph 3 therefrom.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed on its behalf this 11th day of January, 2000.


COMPUFLIGHT, INC.

By: /s/Dorothy English
    -------------------
      Dorothy English
      Executive Vice President

EXHIBIT 3(B)

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                                COMPUFLIGHT, INC.


                         (Pursuant to Section 242 of the
                      General Corporation Law of Delaware)

     Compuflight, Inc., a corporation organized and existing under the Delaware General Corporation Law (the "Corporation"), DOES HEREBY CERTIFY:

     FIRST: The Certificate of Incorporation of the Corporation is hereby amended to change the name of the Corporation, to increase the number of Common Shares that the Corporation shall be authorized to issue, to decrease the number of Preferred Shares that the Corporation shall be authorized to issue and to require that, under certain circumstances, action to be taken by the stockholders of the Corporation without a meeting be taken only with the written consent of the holders of all of the shares of capital stock of the Corporation entitled to vote on such action.

     SECOND:   Article  FIRST  of  the  Certificate  of   Incorporation  of  the
Corporation is hereby amended to read in its entirety as follows:

                    "FIRST: The name of the corporation (hereinafter called the "corporation") is Navtech, Inc."

     THIRD: Paragraphs 1 and 2 of Article FOURTH of the Certificate of Incorporation of the Corporation are hereby amended to read as follows:

                  "FOURTH: 1. The aggregate number of shares of capital stock which the corporation shall have the authority to issue is TWELVE MILLION (12,000,000) shares, of which TEN MILLION (10,000,000) shares shall be Common Stock with a par value of $.001 per share and TWO MILLION (2,000,000) shares shall be Preferred Stock with a par vale of $.01 per share.

                  2. The 2,000,000 shares of Preferred Stock may be issued in series. The Board of Directors is vested with the authority to establish and designate series, to fix the number of shares therein, and to fix the variations in the relative rights, preferences and limitations as between series."

     FOURTH: A new Article TWELFTH is hereby added to the Certificate of Incorporation, to read in its entirety as follows:

                  "TWELFTH: If action is to be taken by the stockholders of the corporation without a meeting, then the written consent of the holders of all of the shares of capital stock entitled to vote on such action shall be required to take such action, unless the action has been authorized by the Board of Directors of the corporation, in which case the written consent of the holders of not less than a majority of the shares of capital stock entitled to vote on such action shall be required to take such action."

     FIFTH: The foregoing amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, the Executive Vice President of the Corporation has hereunto set her hand to this Certificate this 14th day of January, 2000.


COMPUFLIGHT, INC.

By: /s/Dorothy English
    -------------------
      Dorothy English
      Executive Vice President

EXHIBIT 3(D)

                                COMPUFLIGHT, INC.

                                     BY-LAWS

                                    ARTICLE I

                                     OFFICES

         Section 1. The principal office of the corporation in the State of Delaware shall be in the City of Wilmington, County of New Castle.

         Section 2. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

         Section 1. All meetings of the stockholders shall be held at such time and place as may be fixed from time to time by the board of directors of the corporation.

         Section 2. Annual meetings of stockholders shall be held for the election of directors of the corporation. At such annual meeting, the stockholders shall elect a board of directors by a plurality vote (as provided in Section 10 of this Article II), and shall transact such other business as may properly be brought before the meeting. To be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by, at the direction of or upon authority granted by the board of directors, (b) otherwise brought before the meeting by, at the direction of or upon authority granted by the board of directors, or (c) subject to Section 12 hereof, otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a stockholder's notice must be received at the principal executive offices of the corporation not less than 60 days nor more than 90 days prior to the date which is one year from the date of the mailing of the corporation's Proxy Statement for the prior year's annual meeting of stockholders. If during the prior year the corporation did not hold an annual meeting, or if the date of the meeting for which a stockholder intends to submit a proposal has changed more than 30 days from the date of the meeting in the prior year, then such notice must be received a reasonable time before the corporation mails the Proxy Statement for the current year.

                  A stockholder's notice to the secretary must set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting, and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. Notwithstanding anything in the By-Laws to the contrary, but subject to Section 12 hereof, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 2. The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this
Section 2, and, if he should so determine, he shall so declare to the meeting, and any such business not properly brought before the meeting shall not be transacted.

         Section 3. Written notice of the annual meeting shall be given to each stockholder entitled to vote thereat not less than ten nor more than 60 days before the date of the meeting.

         Section 4. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten days before every election of directors, a complete list of the stockholders entitled to vote at said election, arranged in alphabetical order, showing the address and number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, during ordinary business hours, for a period of at least ten days prior to the election, either at a place within the city, town or village where the election is to be held and which place shall be specified in the notice of the meeting, or, if not specified, at the place where said meeting is to be held, and the list shall be produced and kept at the time and place of election during the whole time thereof, and subject to the inspection of any stockholder who may be present.

         Section 5. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the certificate of incorporation, shall be called by the secretary of the corporation at the request in writing of a majority of the entire board of directors. Such request shall state the purpose or purposes of the proposed meeting.

         Section 6. Written notice of a special meeting of stockholders, stating the time, place and purposes thereof, shall be given to each stockholder entitled to vote thereat, not less ten nor more than 60 days before the date fixed for the meeting.

         Section 7. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

         Section 8. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the certificate of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

         Section 9. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of a statute, the by-laws or the certificate of incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

         Section 10. Except as provided in the certificate of incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of the capital stock having voting power held by such stockholder, but no proxy shall be voted on after three years from its date, unless the proxy provides for a longer period.

         Section 11. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken in connection with any corporate action by any provisions of the statutes or of the certificate of incorporation, the meeting and vote of stockholders may be dispensed with, if all the stockholders who would have been entitled to vote upon the action if such meeting were held shall consent in writing to such corporate action being taken unless such action has been authorized by the board of directors, in which event such action may be taken by the written consent of the holders of not less than a majority of the shares of capital stock entitled to vote upon such action.

         Section 12. Only persons who are nominated in accordance with the procedures set forth in this Section 12 shall be qualified for election as directors. Nominations of persons for election to the board of directors of the corporation may be made at a meeting of stockholders by or at the direction of the board of directors or by any stockholder of the corporation entitled to vote for the election of directors at the meeting who complies with the procedures set forth in this Section 12. In order for persons nominated to the board of directors, other than those persons nominated by or at the direction of the board of directors, to be qualified to serve on the board of directors, such nomination shall be made pursuant to timely notice in writing to the secretary of the corporation. To be timely, a stockholder's notice must be received at the principal executive offices of the corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that, in the event that less than 70 days' notice of the date of the meeting is given to stockholders and public disclosure of the meeting date, pursuant to a press release, is either not made or is made less than 70 days prior to the meeting date, then notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the earlier of (a) the day on which such notice of the date of the meeting was mailed to stockholders or (b) the day on which such public disclosure was made.

                  A stockholder's notice to the secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the corporation which are beneficially owned by such person and (iv) any other information relating to such person that is required to be disclosed in solicitation of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended from time to time (including, without limitation, such documentation as is required by Regulation 14A to confirm that such person is a bona fide nominee); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the corporation's books, of such stockholder and (ii) the class and number of shares of the corporation which are beneficially owned by such stockholder. At the request of the board of directors, any person nominated by the board of directors for election as a director shall furnish to the secretary of the corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be qualified for election as a director of the corporation unless nominated in accordance with the procedures set forth in this Section 12. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with procedures prescribed by the By-Laws, and, if he should so determine, he shall so declare to the meeting, and the defective nomination shall be disregarded.

                                   ARTICLE III

                                    DIRECTORS

         Section 1. The number of directors which shall constitute the whole board shall be fixed from time to time by the board of directors of the corporation. The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

         Section 2. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced.

         Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the certificate of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

                       MEETINGS OF THE BOARD OF DIRECTORS

         Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Delaware.

         Section 5. The first meeting of each newly elected board of directors shall be held immediately following the close of the annual meeting of stockholders at the place of the holding of said annual meeting. No notice of any such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event such meeting is not held at such time and place, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

         Section 6. Regular meetings of the board of directors may be held without notice at such time and at such place as shall from time to time be determined by the board.

         Section 7. Special meetings of the board of directors may be called by the chairman of the board, the chief executive officer or the president on one
(1) day's notice to each director, either personally, by overnight mail, by telegram, by telecopier or by telephone. For purposes hereof, one (1) day's notice shall be satisfied by the delivery of such notice as shall result in the director receiving notice by 5:00 p.m., New York City time, on the day immediately preceding the date of the meeting (provided that the time of the meeting is no earlier than 8:00 a.m., New York City time).

         Section 8. At all meetings of the board, a majority of the directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors. If a quorum shall not be present at any meeting of the board of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

         Section 9. Unless otherwise restricted by the certificate of incorporation or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the board or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the board or committee.

                             COMMITTEES OF DIRECTORS

         Section 10. The board of directors, by resolution adopted by a majority of the entire board, may designate from among its members an executive committee and other committees, which committees shall serve at the pleasure of the board of directors. The board of directors may designate one or more directors as alternate members of any such committee, who may replace any absent member or members of such committee. The board of directors, by resolution adopted by a majority of the entire board, may remove a member of any such committee with or without cause. To the extent provided in said resolution and to the extent permitted by the laws of the State of Delaware, each such committee shall have and may exercise the powers of the board of directors.
         Section 11. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                            COMPENSATION OF DIRECTORS

         Section 12. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors and such salary or other compensation as directors, as the board by resolution may determine. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV

                                     NOTICES

         Section 1. Except as provided for herein, notices to directors and stockholders shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation.

         Section 2. Whenever any notice is required to be given under the provisions of the statutes or of the certificate of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated herein, shall be deemed equivalent thereto.

                                    ARTICLE V

                                    OFFICERS

         Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a chairman of the board, a chief executive officer, a president and chief operating officer, a secretary and a treasurer. The board of directors may also choose a chief financial officer, a chief technology officer, and one or more executive vice-presidents, vice-presidents, assistant secretaries and assistant treasurers. Two or more offices may be held by the same person.

         Section 2. The board of directors, at its first meeting after each annual meeting of stockholders, shall choose a chairman of the board, a chief executive officer, a president and chief operating officer, a secretary and a treasurer, none of whom need be a member of the board.

         Section 3. The board of directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

         Section 4. The salaries of all officers of the corporation shall be fixed by the board of directors.

         Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the board of directors. Any vacancy occurring in any office of the corporation shall be filled by the board of directors.

                              CHAIRMAN OF THE BOARD

         Section 6. The chairman of the board of directors shall preside at all meetings of the board of directors and stockholders; shall be ex-officio a member of all standing committees; and shall perform such other duties as from time to time may be assigned to him by the board of directors.

                             CHIEF EXECUTIVE OFFICER

         Section 7. The chief executive officer shall have general supervision and control over the business, management and finances of the corporation, subject to the control of the board of directors, and shall see that all orders and resolutions of the board are carried into effect.

                      PRESIDENT AND CHIEF OPERATING OFFICER

         Section 8. The president and chief operating officer shall have general supervision and control over the day-to-day business and management of the corporation, subject to the control of the chief executive officer and the board of directors, and shall see that all orders and resolutions of the board are carried into effect.

                            EXECUTIVE VICE-PRESIDENTS

         Section 9. The executive vice-president, or, if there shall be more than one, the executive vice-presidents in the order determined by the board of directors, shall generally assist the president and chief operating officer in the management of the day-to-day business and affairs of the corporation and, in the absence or disability of the president and chief operating officer, shall perform the duties and exercise the powers of the president and chief operating officer, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                 VICE-PRESIDENTS

         Section 10. The vice-president, or if there shall be more than one, the vice-presidents in the order determined by the board of directors, shall, in the absence or disability of the executive vice-president, perform the duties and exercise the powers of the executive vice-presidents, and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                             CHIEF FINANCIAL OFFICER

         Section 11. The chief financial officer shall have general supervision and control over the day-to-day finances of the corporation, subject to the control of the chief executive officer and the board of directors, and shall see that all orders and resolutions of the board are carried into effect.

                            CHIEF TECHNOLOGY OFFICER

         Section 12. The chief technology officer shall have general supervision and control over the business and management of the corporation with respect to technology matters, subject to the control of the president or chief operating officer and the board of directors, and shall see that all orders and resolutions of the board are carried into effect.

                       SECRETARY AND ASSISTANT SECRETARIES

         Section 13. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of an assistant secretary.

         Section 14. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the board of directors, shall, in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                       TREASURER AND ASSISTANT TREASURERS

         Section 15. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books and belongings to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

         Section 16. He shall disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the chief executive officer, the president and chief operating officer, the chief financial officer, and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

         Section 17. If required by the board of directors, he shall give the corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

         Section 18. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the board of directors, shall, in the absence or disability of the treasurer, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the board of directors may from time to time prescribe.

                                   ARTICLE VI

                              CERTIFICATE OF STOCK

         Section 1. Every holder of stock in the corporation shall be entitled to have a certificate, signed by, or in the name of the corporation by, the chairman of the board, the president, an executive vice-president or a vice-president and by the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation.

         Section 2. Where a certificate is signed (a) by a transfer agent or an assistant transfer agent or (b) by a transfer clerk acting on behalf of the corporation and a registrar, the signature of any such chairman of the board, president, executive vice-president, vice-president, treasurer, assistant treasurer, secretary or assistant secretary may be facsimile. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the corporation.

                                LOST CERTIFICATES

         Section  3. The board of  directors  may  direct a new  certificate  or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                               TRANSFERS OF STOCK

         Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                     CLOSING OF TRANSFER BOOKS; RECORD DATE

         Section 5. The board of directors may close the stock transfer books of the corporation for a period not exceeding 60 days preceding the date of any meeting of stockholders or the date for payment of any dividend or the date for the allotment of rights or the date when any change or conversion or exchange of capital stock shall go into effect or for a period of not exceeding 60 days in connection with obtaining the consent of stockholders for any purpose. In lieu of closing the stock transfer books as aforesaid, the board of directors may fix in advance a date, which date shall not be more than 60 nor less than ten days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining such consent, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent, and in such case such stockholders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, or to give such consent, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record date fixed as aforesaid.

                             REGISTERED STOCKHOLDERS

         Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                   ARTICLE VII

                                FINANCIAL MATTERS

                                    CONTRACTS

         Section 1. The Board of Directors, except as these By-Laws otherwise provide, may authorize any officer or officers, agent or agents, to execute and deliver any contract on behalf of the corporation, and such authority may be general or confined to specific instances.

                                      LOANS

         Section 2. Any two of the officers of the corporation as may from time to time be designated for such purpose by the Board of Directors, or any two officers of the corporation duly authorized by the Board of Directors with respect to a particular loan or advance, acting together, may effect loans and advances at any time for the corporation from any bank, trust company or other institution, or from any firm or individual, and for such loans and advances may make, execute and deliver promissory notes and other evidences of indebtedness of the corporation. No property whatever owned or held by the corporation shall be pledged, hypothecated or transferred as security for loans and advances except by two officers of the corporation, acting together, who shall have been designated for such purpose by the Board of Directors, or by any two officers thereunto duly authorized by the Board of Directors with respect to a particular loan or advance.

                               CHECKS AND DRAFTING

         Section 3. All checks, drafts, orders for the payment of money, bills of lading, warehouse receipts, obligations, bills of exchange, insurance certificates and all endorsements (except endorsements for collections for the account of the corporation or for deposit to its credit) shall be signed by such officer or officers, employee or employees, of the corporation or by facsimile signature of such officer or officers, employee or employees, of the corporation as shall from time to time be determined by resolution of the Board of Directors.

                                    DEPOSITS

         Section 4. All funds of the corporation, unless otherwise authorized and directed by a resolution of the Board of Directors duly recorded in the minutes of the meetings of the Board of Directors, shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may elect or as may be selected by any officer or officers, agent or agents, of the corporation to whom such power may from time to time be delegated by the Board of Directors; and for the purpose of such deposit, checks, drafts and other orders for payment of money which are payable to the order of the corporation may be endorsed, assigned and delivered by the chief executive officer, president and chief operating officer, or an executive vice-president, or a vice-president, or the treasurer or an assistant treasurer, or the secretary or an assistant secretary, or by any agent or employee of the corporation to whom any of said officers, in writing, or the Board of Directors, by resolution, shall have delegated such power.

                                  BANK ACCOUNTS

         Section 5. The Board of Directors may from time to time authorize the opening and keeping with such banks, trust companies or other depositories as the Board may select of general and specific bank accounts, and may make such special rules and resolutions with respect thereto, not inconsistent with the provisions of these By-Laws, as it may deem expedient.

                                    DIVIDENDS

         Section 6. Dividends upon the capital stock of the corporation, subject to the provisions of the certificate of incorporation, if any, may be declared by the board of directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the certificate of incorporation.

         Section 7. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

                                ANNUAL STATEMENT

         Section 8. The board of directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the corporation.

                                   FISCAL YEAR

         Section 9. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                  ARTICLE VIII

                               GENERAL PROVISIONS

                                      SEAL

         Section 1. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                 INDEMNIFICATION

         Section  2.  The  corporation  shall to the full  extent  permitted  by
Section 145 of the Delaware General Corporation Law, as amended from time to time, indemnify all persons whom it may indemnify pursuant thereto. The indemnifications authorized hereby shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under or through any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in the official capacity of those seeking indemnification and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such persons. The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of Section 145.

                                   ARTICLE IX

                                   AMENDMENTS

         Section 1. These by-laws may be altered or repealed (a) at any regular meeting of the stockholders or of the board of directors, (b) at any special meeting of the stockholders or of the board of directors if notice of such alteration or repeal be contained in the notice of such special meeting or (c) by unanimous written consent of the stockholders or board of directors.