Form 10QSB
period 2000-01-31
NAVTECH INC
filed 2000-03-16
CIK 790272

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2000


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____





                         Commission File Number 0-15362

                                  NAVTECH, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                               11-2883366
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                  2340 Garden Road, Monterey, California 93940
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)



       Registrant's telephone number, including area code: (519) 747-9883

--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


The number of shares outstanding of the issuer's common stock as of February 29, 2000 was 2,001,980 shares.


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                     For the Quarter Ended January 31, 2000

                                      INDEX


Part I.  Financial Information

  Item 1.  Financial Statements                                             Page

           a)  Consolidated Statements of Operations (Unaudited)
               for the Three Months Ended January 31, 2000 and 1999......... 1

           b)  Consolidated Balance Sheet (Unaudited)
               as of January 31, 2000....................................... 2

           c)  Consolidated Condensed Statements of Cash Flow (Unaudited)
               for the Three Months Ended January 31, 2000 and 1999......... 3

           d)  Notes to Consolidated Financial Statements................... 4

  Item 2.  Management's Discussion and Analysis
           or Plan of Operation............................................. 7


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders............. 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 12


Signatures................................................................. 13

                          Part I. Financial Information
Item 1.  Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                           Three Months Ended
                                                                                                               January 31
                                                                                                       2000              1999
------------------------------------------------------------------------------------------------------------------------------
Revenue
  Service fees                                                                                   $1,365,697        $1,079,328
  Hardware, software and license sales                                                              610,095                 -
------------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                                                 1,975,792         1,079,328
------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating                                                                                       1,168,972           901,049
  Research and development, net of Investment Tax Credits                                             3,540             5,701
  Selling, general and administrative                                                               427,320           216,122
  Depreciation and amortization                                                                      25,499            20,475
------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                                                      1,625,331         1,143,347
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                             350,461           (64,019)
Other income (expense)
  Interest income                                                                                    15,817            12,548
  Interest expense - related parties                                                                (27,243)          (11,513)
  Interest expense - other                                                                          (43,983)          (71,430)
  Provision for bad debt - related party                                                            (18,921)          (57,112)
  Realized foreign exchange loss                                                                    (20,062)          (18,482)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                                   256,069          (210,008)
Provision for income taxes                                                                          136,000                 -
------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                                $120,069         ($210,008)
------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                                                               $0.06           ($ 0.10)
------------------------------------------------------------------------------------------------------------------------------
  Diluted                                                                                             $0.06           ($ 0.10)
------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                    January 31
                                                                                                                        2000
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                                                          $ 48,098
  Accounts receivable, net of allowance for doubtful accounts of $266,371                                             754,242
  Prepaid expenses and other                                                                                           41,799
------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                              844,139
Investment tax credits receivable, net of allowance                                                                   207,951
Fixed assets, net                                                                                                     348,401
Due from related party                                                                                                325,648
Other assets                                                                                                          119,642
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                                 $1,845,781
------------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' deficiency Current liabilities:
  Accounts payable and accrued liabilities                                                                         $1,229,187
  Note payable - factoring                                                                                            258,692
  Income taxes payable                                                                                                136,000
  Due to related parties - current portion                                                                            272,098
  Long term debt - current portion                                                                                    138,587
  Deferred lease inducements - current portion                                                                         15,033
------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                                       2,049,597
Due to related parties                                                                                                466,638
Long term debt                                                                                                         28,530
Deferred lease inducements                                                                                             86,437
Minority interests                                                                                                    247,666
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                                               2,878,868
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' deficiency
  Capital stock, par value $.001 per share, authorized 10,000,000
    shares; issued and outstanding 2,001,980 shares                                                                     2,002
  Additional paid-in capital                                                                                        1,680,445
  Accumulated other comprehensive income                                                                               47,141
  Accumulated deficit                                                                                              (2,762,675)
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' deficiency                                                                                 (1,033,087)
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' deficiency                                                               $1,845,781
------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                 Three Months Ended
                                                                                                      January 31
                                                                                                2000               1999
------------------------------------------------------------------------------------------------------------------------
Operations
  Net income (loss)                                                                        $ 120,069          ($210,008)
  Depreciation and amortization                                                               25,499             20,475
  Provision for uncollectable accounts                                                        75,032              2,891
  Provision for bad debt - related party                                                      18,921             57,112
  Decrease in operating assets - net                                                         204,546            120,843
  Increase (decrease) in operating liabilities - net                                        (244,670)           174,269
------------------------------------------------------------------------------------------------------------------------
    Net cash from operating activities                                                       199,397            165,582
------------------------------------------------------------------------------------------------------------------------
Financing
  Cash overdraft                                                                                   -            (35,127)
  Payment of long term debt                                                                  (79,841)           (29,001)
  Payment of notes                                                                           (14,466)           (27,866)
------------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                                    (94,307)           (91,994)
------------------------------------------------------------------------------------------------------------------------
Investing
  Purchase of fixed assets                                                                   (25,879)           (23,425)
  Advances to parent company                                                                 (39,802)           (54,123)
------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                    (65,681)           (77,548)
------------------------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                                            39,409             (3,960)
Effect of exchange rates on cash and equivalents                                               4,185              3,960
Cash and equivalents, beginning of period                                                      4,504                  -
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                                         $ 48,098                $ -
------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

NAVTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


DESCRIPTION OF BUSINESS AND ORGANIZATION

Navtech, Inc. ("Navtech"), and subsidiaries, Navtech Systems Support Inc. ("Navtech-Canada"), Navtech Systems (UK) Limited ("Navtech-UK") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company"), are engaged in the business of developing, marketing, licensing, and supporting computerized flight operations management systems to the commercial aviation industry. Navtech was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of January 31, 2000, and the consolidated statements of operations and consolidated condensed statements of cash flows for the three months ended January 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech and its wholly owned subsidiaries, Navtech-Canada, Navtech-UK and EAS. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1999. Results of operations for the three months ended January 31, 2000 are not necessarily indicative of the operating results for the full year.


COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were as follows:

                                                   Three Months Ended
                                                       January 31
                                                  2000              1999
--------------------------------------------------------------------------------
Net earnings (loss)                           $120,069         ($210,008)
Currency translation adjustments                (4,034)           (1,984)
--------------------------------------------------------------------------------
Comprehensive income (loss)                   $116,035         ($211,992)
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
(Unaudited)
--------------------------------------------------------------------------------
                                                           Three Months Ended
                                                              January 31
                                                       2000              1999
--------------------------------------------------------------------------------
Net earnings (loss) (A)                              $120,069         ($210,008)
--------------------------------------------------------------------------------
Average outstanding shares of common stock (B)      2,001,980         2,001,980
Dilutive effect of:
  Stock options                                             9                 -
--------------------------------------------------------------------------------
Common stock and common stock equivalents (C)       2,001,989         2,001,980
--------------------------------------------------------------------------------
Earnings per share:
  Basic (A/B)                                           $0.06           ($ 0.10)
--------------------------------------------------------------------------------
  Diluted (A/C)                                         $0.06           ($ 0.10)
--------------------------------------------------------------------------------

Options to purchase 979,265 and 426,376 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 and 1999, respectively, as their inclusion would be anti-dilutive.

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been launched as of February 29, 2000. At this time no determination of the eventual outcome of potential loss can be made, and accordingly, no provision for this matter has been provided for in the accompanying financial statements.

The Company is subject to various other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.

Compensation Agreements

The Company has entered into a retirement agreement (the "Retirement Agreement") with a Director and former Chairman of the Company dated August 5, 1999, which provides for, among other things, the payment of 96 consecutive semi-monthly payments of $6,250 (as evidenced by a non-interest bearing note in the amount of $600,000) commencing November 25, 1999 for services rendered for the period from November 1996 through October 1999. The Company has provided for approximately $450,000 relating to the net present value of the services provided by the Director and former Chairman during fiscal 1999, 1998 and 1997. Pursuant to the Retirement Agreement, the Company also agreed to reimburse the Director and former Chairman for expenses incurred in the amount of $60,594 (payable over the period August 1999 to May 2000) and to obtain a declining balance life insurance policy on the Director and former Chairman commencing with coverage at $600,000 and declining at a rate of $150,000 per year, the proceeds of which are to be used to prepay to the Chairman's estate any remaining portion of the $600,000 originally due. All amounts due are evidenced by promissory notes that contain acceleration provisions in the event of, among other things, default in payment.

COMPARATIVE AMOUNTS

During the fourth quarter of fiscal 1999, the Company took an additional allowance against amounts owed by a related party in the amount of $316,453, portions of which amount should have been provided for during each of the quarters in fiscal 1999. The comparative statements of operations and cash flows have been restated to reflect an allowance of $57,112 related to the three months ended January 31, 1999.

ACQUISITION OF NAVTECH (UK) LIMITED

On October 1, 1999, the Company, through its subsidiary, Navtech-Canada, acquired all of the outstanding shares of Skyplan Services (UK) Limited for an aggregate cost of $150,000. The purchase agreement contained a covenant not to solicit the former employees or customers for a period of two years. Subsequent to the acquisition, the name of the UK company was changed to Navtech (UK) Limited.

The Company accounted for the acquisition as a purchase, and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of acquisition. The excess of the consideration paid and the related costs of acquisition over the estimated fair value of the net assets acquired, totaling $108,000, has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

The historical operating results include only those of Navtech, Navtech-Canada and EAS and Navtech-UK's operating results have been included from the effective date of the acquisition (October 1, 1999). Presented below are the unaudited pro forma condensed operating results for the three months ended January 31, 1999, as if the transaction had been consummated on November 1, 1998.

                           Revenue                   $ 1,150,282

                           Net loss                    ($239,353)

                           Loss per share - basic         ($0.12)

NAVTECH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 1 of Part I of this Form 10-QSB. All financial information is based on the Company's fiscal calendar.


RESULTS OF OPERATIONS

Revenue

Revenue from service fees was approximately $1.4 million in the three months ended January 31, 2000 as compared with approximately $1.1 million for the three months ended January 31, 1999, an increase of approximately 27%, or approximately $286,000. This increase is primarily due to an increase in fees from existing customers of approximately $161,000 and an increase in fees from new customers of approximately $264,000. These increases were offset by the loss of revenue of approximately $198,000 from one-time customers in 1999 and the loss in fees of approximately $71,000 from customers who ceased operations in prior quarters. Navtech-UK generated revenue of approximately $130,000 in the three months ended January 31, 2000.

Revenue from software, hardware and license sales was approximately $610,000 in the three months ended January 31, 2000 as compared to no revenue in the three months ended January 31, 1999. During the year ended October 31, 1999, the
Company commenced installation of a flight planning system, along with the development of certain customer-requested enhancements, for Universal Weather and Aviation, Inc., a major aviation services provider based in the United States. The installation and customer acceptance were completed during the three months ended January 31, 2000, and accordingly, in accordance with generally accepted accounting principles, the revenue has been included in this quarter. All amounts payable by the customer for the delivery of the system were received prior to the completion of this quarter. This contract represents approximately $580,000 of the total increase, the rest being made up of smaller hardware sales.

Costs and expenses

Operating  expenses increased  approximately 29% or approximately  $268,000 from approximately $900,000 for the three months ended January 31, 1999 to approximately $1.2 million for the three months ended January 31, 2000. This change is primarily attributable to an increase in salaries and benefits of approximately $184,000, an increase in communications costs of approximately $49,000 as well as net increases in other operating expenses of approximately $35,000. The increase in salaries and benefits is reflective of the hiring of additional senior management staff in both Monterey and Waterloo, as well as the inclusion of approximately $93,000 in costs related to Navtech-UK. In addition to the impact on salaries and benefits, Navtech-UK also added approximately $46,000 in operating expenses.

Net research and development expenditures decreased approximately $2,000 during the three months ended January 31, 2000 over the same period in fiscal 1999. The Company has claimed scientific research and experimental development credits of approximately $10,000 in the three months ended January 31, 2000 as compared to approximately $12,000 for the three months ended January 31, 1999.

Selling, general and administrative expenses increased approximately 98%, or approximately $211,000, from approximately $216,000 for the three months ended January 31, 1999 to approximately $427,000 for the three months ended January 31, 2000. This increase is attributable to an increase in professional fees of approximately $90,000, an increase in shareholder relations costs of approximately $10,000, an increase in travel costs of approximately $35,000 and an increase in bad debt expense of approximately $70,000. In addition, there was a net increase in other selling, general and administrative expenses of approximately $6,000. The increase in professional fees relates to increases in the use of both legal and accounting advisors in the amendment of the Company's by-laws, the review of the Company's stock option plan and the assistance required to hold the Company's Annual General Meeting during the quarter. The increase in travel costs is primarily attributable to increased travel between the Company's three facilities, as well as increased travel for customer and sales visits in North America. The increase in bad debt expense relates to one customer who has filed for Chapter 11 bankruptcy protection subsequent to the end of the three months ended January 31, 2000.

Other income (expense)

The Company recorded a loss of approximately $20,000 on realized foreign exchange transactions for the three months ended January 31, 2000 as compared to a loss of approximately $18,000 for the same period in 1999. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Provision for Income Taxes

The Company recorded a provision for income taxes of $136,000 for the three months ended January 31, 2000. This provision relates to the Company's Canadian profitable operations for which the Company has previously utilized all of its net operating and tax credit carryforwards. The Company's effective tax rate of 53% varies from the statutory U.S. rate due to losses in the U.S. and U.K. where tax benefits are currently not available to the Company.

Net earnings (loss)

The unaudited consolidated financial statements reflect net earnings of approximately $120,000 for the three months ended January 31, 2000 as compared to a net loss of approximately $210,000 for the three months ended January 31, 1999. The change is primarily attributable to the revenue recognized on the successful installation of a system to Universal Weather and Aviation, Inc., as offset by increases in both operating and selling, general and administrative expenses.


Liquidity and Capital Resources

As of January 31, 2000, the Company's available funds consisted of $48,098 in cash. At January 31, 2000, the Company had a working capital deficiency of $1,206,238 as compared to $1,333,728 as at October 31, 1999.

Cash flows from operations accounted for a net inflow of $199,397, primarily based on the net earnings for the quarter, the depreciation adjustment and a net decrease in operating assets of approximately $205,000. Offsetting these inflows was a decrease of approximately $245,000 in operating liabilities.

Cash flows from financing activities for the three months ended January 31, 2000 represent a net outflow of $94,307, primarily due to repayment of existing loans and related party notes.

Cash flows from investing activities for the three months ended January 31, 2000 represent a net outflow of $65,681, primarily due to the purchase of fixed assets and advances to a related party.

As of January 31, 2000, the Company had no significant capital commitments.


PLAN OF OPERATION

The Company's liquidity at January 31, 2000 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

The Company intends to expand its product line, leverage its existing customer base, enhance its technology capabilities and increase its sales and marketing efforts with a view to increasing revenue and maximizing profitability. To meet this objective the management team has initiated a number of programs focused on increasing the Company's working capital.

Existing Customers

The Company intends to continue leveraging its existing base of customers to add new revenue through added functionality and product upgrades.

Expanded Sales and Marketing

The Company currently utilizes a direct sales approach for both Aurora and its service bureau offerings. The direct channel provides the Company with direct feedback from the customer and permits the sales force the ability to offer an appropriate solution to meet the customer's requirements. To increase revenue the Company must expand the direct sales force in North America and compliment the current sales efforts in the Gatwick office. The Company is also considering expansion of its distribution strategy to include channel marketing through strategic alliances in order to pursue new market segments. The Company has entered into an Agreement with an International Marketing and Sales firm to begin exploiting opportunities in Europe, Asia, South America and the Middle East.

Trade Creditors

The Company's objective is to be current with all of its trade creditors. As an interim step, the Company has renegotiated payment terms with several larger trade creditors including its key suppliers of communication services and with federal tax authorities. The Company is continuing to actively pursue additional extensions and / or equity conversions with its creditors.

Renegotiation of Demand Loans

During the past year, the Company has been successful in renegotiating two of its demand loans, resulting in payment terms that reflect reduced interest rates and fixed payment dates. The management team will continue to pursue discussions with its lenders on the possible conversion of further debt.

Summary

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

                           Part II. Other Information

Item 4.      Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Shareholders held on January 14, 2000, the following proposals were adopted (with the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter indicated):

1. To elect a Board of Directors to hold office until their successors are elected or qualified.

                                                FOR           WITHHELD
         Dorothy A. English                 1,675,390              4,413
         Duncan Macdonald                   1,675,390              4,413
         Denis L. Metherell                 1,675,065              4,438
         Kenneth M. Snyder                  1,675,390              4,413
         Russell K. Thal                    1,675,065              4,438

2. To change the name of the Company to "Navtech, Inc."

               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,677,399                    1,480                       984                        0


3. To increase the number of authorized Common Shares from 2,500,000 to 10,000,000.

               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,673,675                    4,936                      1,192                       0


4. To decrease the number of authorized Preferred Shares from 10,000,000 to 2,000,000.

               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,639,492                    2,461                      1,309                     36,571


5. To adopt the Company's 1999 Stock Option Plan.

               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,638,134                    3,976                      1,122                     36,571


6. To require unanimous, rather than majority, written consent of shareholders in lieu of a meeting under certain circumstances.

               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,638,621                    3,708                       903                      36,571


7. To adopt amended and restated By-Laws of the Company.
               FOR                      AGAINST                    ABSTAIN               BROKER NON-VOTE
            1,639,573                    2,451                      1,208                     36,571

Following such stockholder approval, the Company changed its trading symbol to "NAVH".

Item 6.      Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)   Certificate  of  Amendment  of the  Certificate  of  Incorporation
              providing  for  the   elimination  of  the  Series  A  Convertible
              Cumulative Preferred Stock (1)

       3(B) Certificate of Amendment of the Certificate of Incorporation filed January 14, 2000 (1)

       3(C) Certificate of Incorporation and amendments thereto including Certificate of Ownership and Merger prior to filing the amendments above (2)

       3(D)   By-Laws (1)

       27. Financial Data Schedule

(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended January 31, 2000.

Items 1,2, 3 and 5 are not applicable and have been omitted.


(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Amended Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.
(2) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.

                                   Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Navtech, Inc.


Date:  March 15, 2000
                                   By:  /s/   Duncan Macdonald
                                      ------------------------------------------
                                      Duncan Macdonald
                                      Chairman of the Board and
                                      Chief Executive Officer


                                   By:  /s/   David Strucke
                                      ------------------------------------------
                                      David Strucke
                                      Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                      and Duly Authorized Officer)