Form 10QSB
period 2000-04-30
NAVTECH INC
filed 2000-06-14
CIK 790272

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

                  For the Quarterly Period Ended April 30, 2000


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____


--------------------------------------------------------------------------------


                         Commission File Number 0-15362

                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)




        Delaware                                              11-2883366
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



       2340 Garden Road
     Monterey, California                                          93940
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)



                 Registrant's telephone number, including area code:
--------------------------------------------------------------------------------
                                   (519) 747-9883




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of May 31, 2000 was 2,651,980 shares.

================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                      For the Quarter Ended April 30, 2000

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements                                      Page

                  a)  Consolidated Statements of Operations (Unaudited)
                      for the Six Months and Three Months Ended
                      April 30, 2000 and 1999................................. 1

                  b)  Consolidated Balance Sheet (Unaudited)
                      as of April 30, 2000.................................... 2

                  c) Consolidated Condensed Statements of Cash Flow (Unaudited)for the Six Months Ended
                      April 30, 2000 and 1999................................. 3

                  d)  Notes to Consolidated Financial Statements.............. 4

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation........................................ 7


Part II.  Other Information

         Item 2.  Changes in Securities and Use of Proceeds...................11

         Item 6.  Exhibits and Reports on Form 8-K............................11


Signatures....................................................................12

                          Part I. Financial Information
Item 1.  Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------

                                                             Six Months Ended       Three Months Ended

                                                                  April 30                  April 30
                                                           2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------
Revenue
  Service fees                                       $2,857,659   $2,232,151   $1,491,962   $1,152,823
  Hardware, software and license sales                  778,768      314,706      168,673      314,706
------------------------------------------------------------------------------------------------------
    Total revenue                                     3,636,427    2,546,857    1,660,635    1,467,529
------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating                                           2,146,211    1,877,890      977,239      976,841
  Research and development, net of Investment Tax
    Credits                                              43,491       11,534       39,951        5,833
  Selling, general and administrative                   750,665      396,848      323,345      180,726
  Depreciation and amortization                          54,029       42,477       28,530       22,002
------------------------------------------------------------------------------------------------------
    Total costs and expenses                          2,994,396    2,328,749    1,369,065    1,185,402
------------------------------------------------------------------------------------------------------
Operating income                                        642,031      218,108      291,570      282,127

Other income (expense)
  Interest income                                        29,567       25,841       13,750       13,293
  Interest expense - related parties                    (52,788)     (24,853)     (25,545)     (13,340)
  Interest expense - other                             (108,266)    (160,420)     (64,283)     (88,990)
  Provision for bad debt - related party                (18,921)     (79,980)           -      (22,868)
  Realized foreign exchange loss                        (14,823)     (30,375)       5,239      (11,893)
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       476,800      (51,679)     220,731      158,329
Provision for income taxes                              237,795            -      101,795            -
-------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $  239,005    $ (51,679)    $118,936     $158,329
-------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
  Basic                                               $    0.11   $   (0.03)    $    0.05    $    0.08
-------------------------------------------------------------------------------------------------------
  Diluted                                             $    0.07   $   (0.03)    $    0.03    $    0.08
-------------------------------------------------------------------------------------------------------

See accompanying notes
                                       1

NAVTECH, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                                       April 30
                                                                                                          2000
----------------------------------------------------------------------------------------------------------------
 Assets
 Current assets:
   Cash and cash equivalents                                                                         $  114,874
   Accounts receivable, net of allowance for doubtful accounts of $173,432                              990,031
   Prepaid expenses and other                                                                            47,583
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                                             1,152,488

 Investment tax credits receivable, net of allowance                                                    226,352
 Fixed assets, net                                                                                      428,054
 Due from related party                                                                                 308,273
 Other assets                                                                                           121,924
----------------------------------------------------------------------------------------------------------------
       Total assets                                                                                 $ 2,237,091
----------------------------------------------------------------------------------------------------------------

 Liabilities and shareholders' deficiency Current liabilities:
   Accounts payable and accrued liabilities                                                         $ 1,014,348
   Note payable - factoring                                                                             155,289
   Income taxes payable                                                                                 234,128
   Due to related parties - current portion                                                             274,055
   Long term debt - current portion                                                                     116,975
   Deferred lease inducements - current portion                                                          14,683
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                        1,809,478
 Due to related parties                                                                                 404,837
 Long term debt                                                                                          16,733
 Deferred lease inducements                                                                              80,752
 Minority interests                                                                                     241,896
----------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                                2,553,696
----------------------------------------------------------------------------------------------------------------
 Commitments and contingencies
 Shareholders' deficiency
   Capital stock, par value $.001 per share, authorized 10,000,000
     shares; issued and outstanding 2,651,980 shares                                                      2,652
   Additional paid-in capital                                                                         2,273,545
   Accumulated other comprehensive income                                                                50,937
   Accumulated deficit                                                                               (2,643,739)
----------------------------------------------------------------------------------------------------------------
       Total shareholders' deficiency                                                                  (316,605)
----------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' deficiency                                               $ 2,237,091
----------------------------------------------------------------------------------------------------------------

See accompanying notes

                                       2

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
----------------------------------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                             April 30
                                                                                    2000             1999
----------------------------------------------------------------------------------------------------------
Operations
  Net income (loss)                                                            $ 239,005       $  (51,679)
  Depreciation and amortization                                                   54,029           42,477
  Provision for uncollectable accounts                                           (13,544)           3,491
  Provision for bad debt - related party                                          18,921           79,980
  (Increase) decrease in operating assets - net                                 (110,636)          59,284
  (Decrease) increase in operating liabilities - net                            (349,810)          93,703
----------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities                         (162,035)         227,256
----------------------------------------------------------------------------------------------------------
Financing
  Cash overdraft                                                                       -          (44,927)
  Payment of long term debt                                                     (150,519)         (20,495)
  Proceeds from issuance of common stock                                         593,750                -
  Proceeds from long term debt                                                         -           58,413
  Payment of notes                                                               (25,968)         (61,473)
----------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                          417,263          (68,482)
----------------------------------------------------------------------------------------------------------
Investing
  Purchase of fixed assets                                                      (138,677)         (31,048)
  Advances to parent company                                                      (9,401)         (86,447)
----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                       (148,078)        (117,495)
----------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                             107,150           41,279
Effect of exchange rates on cash and equivalents                                   3,220          (41,279)
Cash and equivalents, beginning of period                                          4,504                -
----------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                            $ 114,874          $     -
----------------------------------------------------------------------------------------------------------

See accompanying notes
                                       3

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------


DESCRIPTION OF BUSINESS AND ORGANIZATION

Navtech, Inc. ("Navtech") and subsidiaries, Navtech Systems Support Inc. ("Navtech-Canada"), Navtech Systems (UK) Limited ("Navtech-UK") and Efficient Aviation Systems Inc. ("EAS") (herein referred to collectively as the "Company"), are engaged in the business of developing, marketing, licensing, and supporting computerized flight operations management systems to the commercial aviation industry. Navtech was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2000, the consolidated statements of operations for the three and six months ended April 30, 2000 and 1999, and the consolidated statements of cash flow for the six months ended April 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1999. Results of operations for the six months ended April 30, 2000 are not necessarily indicative of the operating results for the full year.


COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were as follows:

                                                             Six Months Ended       Three Months Ended
                                                                  April 30                  April 30
                                                           2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------
Net earnings (loss)                                  $  239,005   $  (51,679)    $118,936     $158,329
Currency translation adjustments                           (238)          37        3,796        2,021
-------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $  238,767   $  (51,642)    $122,732     $160,350
-------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings (loss) per share were as follows:

EARNINGS (LOSS) PER SHARE
(Unaudited)
-------------------------------------------------------------------------------------------------------
                                                           Six Months Ended       Three Months Ended
                                                                April 30                 April 30
                                                           2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------
Net earnings (loss) (A)                              $  239,005   $  (51,679)    $  118,936  $  158,329
-------------------------------------------------------------------------------------------------------
Average outstanding shares of common stock (B)        2,210,313    2,001,980      2,418,647   2,001,980
Dilutive effect of:
  Stock options                                       1,029,110            -      1,029,110           -
-------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (C)         3,239,423    2,001,980      3,447,757   2,001,980
-------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic (A/B)                                         $    0.11   $    (0.03)    $    0.05    $    0.08
-------------------------------------------------------------------------------------------------------
  Diluted (A/C)                                       $    0.07   $    (0.03)    $    0.03    $    0.08
-------------------------------------------------------------------------------------------------------

Options and warrants to purchase 125,750 and 426,376 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 and 1999, respectively, as their inclusion would be anti-dilutive.

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been launched as of April 30, 2000. At this time no determination of the eventual outcome of potential loss can be made, and accordingly, no provision for this matter has been provided for in the accompanying financial statements.

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

COMPARATIVE AMOUNTS

During the fourth quarter of fiscal 1999, the Company took an additional allowance against amounts owed by a related party in the amount of $316,453, portions of which amount should have been provided for during each of the quarters in fiscal 1999. The comparative statements of operations and cash flows have been restated to reflect an allowance of $79,980 related to the six months ended April 30, 1999.

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

The historical operating results for the three and six months ended April 30, 1999 include only those of Navtech, Navtech-Canada and EAS. Navtech-UK's operating results have been included from the effective date of the acquisition (October 1, 1999). Presented below are the unaudited pro forma condensed operating results for the six months ended April 30, 1999, as if the transaction had been consummated on November 1, 1998.

                           Revenue                   $ 2,701,467
                           -------------------------------------

                           Net loss                  $   (80,294)
                           -------------------------------------

                           Loss per share - basic    $     (0.04)
                           -------------------------------------

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


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


Results of operations

Revenue

Revenue from service fees was approximately $2.9 million in the six months ended April 30, 2000 as compared with approximately $2.2 million for the six months ended April 30, 1999, an increase of approximately 28%, or approximately $626,000. This increase is primarily due to an increase in fees from existing customers of approximately $151,000 and an increase in fees from new customers of approximately $545,000. These increases were offset by the loss of revenue of approximately $198,000 from one-time customers in 1999 and the loss in fees of approximately $121,000 from customers who ceased operations in prior quarters. Navtech-UK generated revenue of approximately $249,000 in the six months ended April 30, 2000.

Revenue from software, hardware and license sales was approximately $779,000 in the six months ended April 30, 2000 as compared to approximately $315,000 in the six months ended April 30, 1999. During the year ended October 31, 1999, the Company commenced installation of a flight planning system, along with the development of certain customer-requested enhancements, for Universal Weather and Aviation, Inc., a major aviation services provider based in the United States. The installation and customer acceptance were completed during the three months ended January 31, 2000, and accordingly, in accordance with generally accepted accounting principles, the revenue has been included in that quarter. This contract represents approximately $580,000 of the total revenue in 2000. The balance relates mainly to a fee paid by an existing customer for an upgrade installed prior to the end of this quarter.

Costs and expenses

Operating expenses increased approximately 14% or approximately $268,000 from approximately $1.9 million for the six months ended April 30, 1999 to approximately $2.1 million for the six months ended April 30, 2000. This change is primarily attributable to an increase in salaries and benefits of approximately $160,000 and an increase in communications costs of approximately $84,000, as offset by a net decrease in other operating expenses of approximately $3,000. The increase in salaries and benefits is reflective of the hiring of additional senior management staff in both Monterey and Waterloo, as well as the inclusion of approximately $182,000 in salary costs related to Navtech-UK. In addition to the impact on salaries and benefits, Navtech-UK also added approximately $35,000 in operating expenses.

Net research and development expenditures increased approximately $32,000 during the six months ended April 30, 2000 over the same period in fiscal 1999. The Company has claimed scientific research and experimental development credits of approximately $93,000 in the six months ended April 30, 2000 as compared to approximately $25,000 for the six months ended April 30, 1999.

Selling, general and administrative expenses increased approximately 89%, or approximately $354,000, from approximately $397,000 for the six months ended April 30, 1999 to approximately $751,000 for the six months ended April 30, 2000. This increase is attributable to an increase in professional fees of approximately $124,000, an increase in travel costs of approximately $97,000, an increase in shareholder relations costs of approximately $15,000 and an increase in bad debt expense of approximately $78,000. In addition, there was a net increase in other selling, general and administrative expenses of approximately $40,000. The increase in professional fees relates to increases in the use of both legal and accounting advisors in the amendment of the Company's by-laws, the review of the Company's stock option plan and the assistance required to hold the Company's Annual Meeting of Stockholders during the first quarter. The increase in travel costs is primarily attributable to increased travel between the Company's three facilities, as well as increased travel for customer and sales visits in North America. The increase in bad debt expense primarily relates to one customer who filed for Chapter 11 bankruptcy protection during the period ended April 30, 2000.

Other income (expense)

The Company recorded a loss of approximately $15,000 on realized foreign exchange transactions for the six months ended April 30, 2000 as compared to a loss of approximately $30,000 for the same period in 1999. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Provision for Income Taxes

The Company recorded a provision for income taxes of $238,000 for the six months ended April 30, 2000. This provision relates to the Company's Canadian profitable operations for which the Company has previously utilized all of its net operating and tax credit carryforwards. The Company's effective tax rate of 50% varies from the statutory U.S. rate due to losses in the U.S. and U.K. where tax benefits are currently not available to the Company.

Net earnings (loss)

The unaudited consolidated financial statements reflect net earnings of approximately $239,000 for the six months ended April 30, 2000 as compared to a net loss of approximately $52,000 for the six months ended April 30, 1999. The change is primarily attributable to the revenue recognized on the successful installation of a system to Universal Weather and Aviation, Inc., as offset by increases in both operating and selling, general and administrative expenses.


Liquidity and Capital Resources

As of April 30, 2000, the Company's available funds consisted of $114,874 in cash. At April 30, 2000, the Company had a working capital deficiency of $656,990 as compared to $1,333,728 as at October 31, 1999.

Cash flows from operations accounted for a net outflow of $162,035, primarily as a result of a net decrease in operating liabilities of approximately $350,000 and an increase in operating assets of approximately $111,000. These outflows were offset by the impact of net earnings and depreciation adjustments for the period.

Cash flows from financing activities for the six months ended April 30, 2000 represent a net inflow of $417,263, primarily due to the proceeds from the issuance of common stock totaling approximately $594,000, as offset by repayments of existing loans and notes of approximately $176,000.

Cash flows from investing activities for the six months ended April 30, 2000 represent a net outflow of $148,078, primarily due to the purchase of fixed assets and advances to a parent party.

As of April 30, 2000, the Company had no significant capital commitments.


PLAN OF OPERATION

The Company's liquidity at April 30, 2000 was insufficient to meet operating requirements. The Company has therefore undertaken the following initiatives and actions to reduce its working capital deficiency and alleviate cash flow demands:

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

                           Part II. Other Information

Item 2.      Changes in Securities and Use of Proceeds:

On March 31, 2000, the Company issued to Robert N. Snyder units consisting in the aggregate of 500,000 shares of Common Stock and presently exercisable warrants for the purchase of 125,000 shares of Common Stock at a total purchase price of $500,000. The offering of units was a private transaction not involving any public offering and was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. The Company determined that Mr. Snyder was an "accredited investor." The certificates representing the shares of Common Stock and warrants bear restrictive legends permitting the transfer thereof only upon the registration of such securities or pursuant to an exemption under the Securities Act.

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

       3(B) Certificate of Amendment of the Certificate of Incorporation filed January 14, 2000 (1)

       3(C) Certificate of Incorporation and amendments thereto including Certificate of Ownership and Merger prior to filing the amendments above (2)

       3(D)   By-Laws (1)

       27. Financial Data Schedule

(b)    Reports on Form 8-K

       The Company filed a Form 8-K (Items 4 and 7) on April 28, 2000 reflecting a change in its auditors.


Items 1 and 3 through 5 are not applicable and have been omitted.


(1) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Amended Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.
(2) The Company hereby incorporates the footnoted Exhibit by reference in accordance with Rule 12b-32, as such Exhibit was originally filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.
 .

                                   Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Navtech, Inc.


Date:  June 14, 2000                        By:  /s/   Duncan Macdonald
                                               ---------------------------------
                                               Duncan Macdonald
                                               Chairman of the Board and
                                               Chief Executive Officer



                                            By:  /s/   David Strucke
                                               ---------------------------------
                                               David Strucke
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)