Form 10-Q
period 2000-07-31
NAVTECH INC
filed 2000-09-13
CIK 790272

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

                  For the Quarterly Period Ended July 31, 2000


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's common stock as of August 31, 2000 was 2,886,980 shares.

================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 31, 2000

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements                                      Page

                  a)  Consolidated Statements of Operations (Unaudited)
                      for the Nine Months and Three Months Ended
                      July 31, 2000 and 1999...................................1

                  b)  Consolidated Balance Sheet (Unaudited)
                      as of July 31, 2000......................................2

                  c) Consolidated Condensed Statements of Cash Flow (Unaudited)for the Nine Months Ended
                      July 31, 2000 and 1999...................................3

                  d)  Notes to Consolidated Financial Statements...............4

         Item 2.  Management's Discussion and Analysis or Plan of Operation....8



Part II.  Other Information

         Item 2.  Changes in Securities and Use of Proceeds...................12

         Item 4.  Submission of Matters to a Vote of Security Holders.........12

         Item 6.  Exhibits and Reports on Form 8-K............................12


Signatures....................................................................13

--------------------------------------------------------------------------------

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

=====================================================================================================================
                                                                    Nine Months Ended           Three Months Ended
                                                                          July 31                       July 31
                                                                   2000           1999           2000           1999
=====================================================================================================================
Revenue
  Service fees                                              $ 4,344,337    $ 3,369,987    $ 1,486,678    $ 1,137,836
  Hardware, software and license sales                          953,768        314,706        175,000              -
---------------------------------------------------------------------------------------------------------------------
    Total revenue                                             5,298,105      3,684,693      1,661,678      1,137,836
---------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Operating                                                   3,416,030      2,809,745      1,269,819        931,855
  Research and development                                      174,772         55,431         36,504         18,846
  Selling, general and administrative                         1,038,015        564,058        287,350        167,210
  Depreciation and amortization                                  86,293         63,124         32,264         20,647
---------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                  4,715,110      3,492,358      1,625,937      1,138,558
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                         582,995        192,335         35,741           (722)
Other income (expense)
  Gain on sale of fixed assets                                      500              -            500              -
  Interest income                                                51,441         78,799         21,874         52,958
  Interest expense - related parties                            (77,805)       (29,739)       (25,017)        (4,886)
  Interest expense - other                                     (133,229)      (234,002)       (24,963)       (73,582)
  Provision for bad debt - related party                        (18,921)      (106,233)             -        (26,253)
  Realized foreign exchange loss                                (15,679)       (15,993)          (856)        14,382
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               389,302       (114,833)         7,279        (38,103)
Provision for income taxes                                       78,813        (37,956)       (64,205)       (12,905)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $ 310,489      $ (76,877)      $ 71,484      $ (25,198)
---------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
  Basic                                                          $ 0.13        $ (0.04)        $ 0.03        $ (0.01)
---------------------------------------------------------------------------------------------------------------------
  Diluted                                                        $ 0.10        $ (0.04)        $ 0.02        $ (0.01)
---------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

===============================================================================================================
                                                                                                    July 31
===============================================================================================================
 Assets
 Current assets:
   Cash and cash equivalents                                                                        $   84,618
   Accounts receivable, net of allowance for doubtful accounts of $151,040                             861,556
   Prepaid expenses and other                                                                           91,312
---------------------------------------------------------------------------------------------------------------
     Total current assets                                                                            1,037,486
 Investment tax credits receivable, net of allowance                                                   203,978
 Fixed assets, net                                                                                     475,364
 Due from related party                                                                                320,104
 Other assets                                                                                          118,026
---------------------------------------------------------------------------------------------------------------
      Total assets                                                                                 $ 2,154,958

---------------------------------------------------------------------------------------------------------------
 Liabilities and shareholders' deficiency Current liabilities:
   Accounts payable and accrued liabilities                                                        $ 1,044,703
   Deferred revenue                                                                                     52,219
   Income taxes payable                                                                                169,967
   Due to related parties - current portion                                                            289,932
   Long term debt - current portion                                                                    109,718
   Deferred lease inducements - current portion                                                         14,707
---------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                       1,681,246
 Due to related parties                                                                                355,217
 Long term debt                                                                                         35,723
 Deferred lease inducements                                                                             77,212
 Minority interests                                                                                    242,304
---------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                               2,391,702
---------------------------------------------------------------------------------------------------------------
 Commitments and contingencies
 Shareholders' deficiency
   Capital stock, par value $.001 per share, authorized 10,000,000
     shares; issued and outstanding 2,676,980 shares                                                     2,677
   Additional paid-in capital                                                                        2,282,895
   Accumulated other comprehensive income                                                               49,939
   Accumulated deficit                                                                              (2,572,255)
---------------------------------------------------------------------------------------------------------------
     Total shareholders' deficiency                                                                   (236,744)
---------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' deficiency                                                2,154,958
---------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

=======================================================================================================================
                                                                                                     Nine Months Ended
                                                                                                          July 31
                                                                                                2000               1999
=======================================================================================================================
Operations
  Net income (loss)                                                                        $ 310,489          $ (76,877)
  Depreciation and amortization                                                               86,293             63,124
  Provision for uncollectable accounts                                                       (35,186)             3,491
  Provision for bad debt - related party                                                     (18,921)           106,233
  Gain on sale of fixed assets                                                                  (500)                 -
  (Increase) decrease in operating assets - net                                             (140,628)           175,386
  (Decrease) increase in operating liabilities - net                                        (331,917)            59,128
------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities                                     (130,370)           330,485
------------------------------------------------------------------------------------------------------------------------
Financing
  Cash overdraft                                                                                   -             (1,263)
  Proceeds from issuance of common stock                                                     603,125                  -
  Payment of long term debt                                                                 (180,799)           (33,314)
  Proceeds from long term debt                                                                27,098             20,914
  Payment of notes                                                                           (37,404)           (74,785)
------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                                      412,020            (88,448)
------------------------------------------------------------------------------------------------------------------------
Investing
  Purchase of fixed assets                                                                  (216,556)           (58,582)
  Proceeds from sale of fixed assets                                                             500                  -
  Repayments from (advances to) parent company                                                16,846           (163,837)
------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                   (199,210)          (222,419)
------------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents                                                          82,440             19,618
Effect of exchange rates on cash and equivalents                                              (2,326)           (19,618)
Cash and equivalents, beginning of period                                                      4,504                  -
------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                                         $ 84,618                $ -
------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow information:
  Income taxes paid                                                                              $ -                $ -
------------------------------------------------------------------------------------------------------------------------
  Interest paid                                                                            $ 227,404          $ 240,101
------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2000, the consolidated statements of operations for the three and nine months ended July 31, 2000 and 1999, and the consolidated statements of cash flow for the nine months ended July 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

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

For information concerning the Company's significant accounting policies, reference is made to the Company's Annual Report on Form 10-KSB for the year ended October 31, 1999. Results of operations for the nine months ended July 31, 2000 are not necessarily indicative of the operating results for the full year.


NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In the Company's case this would be the Company's fiscal year commencing November 1, 2000. The Company has not completed its assessment of the impact of SAB 101 on its revenue recognition policies.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No. 133, as amended by SFAS No. 138, on November 1, 2000, and is currently assessing the impact of adoption on its consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. The Company has determined that the application of FIN 44 has no material impact on the Company's financial position or results of operations.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the "treasury stock" method. Outstanding stock options and warrants whose inclusion is anti-dilutive are excluded from this calculation.

The components of basic and diluted earnings (loss) per share were as follows:

EARNINGS (LOSS) PER SHARE
(Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended           Three Months Ended
                                                                            July 31                   July 31
                                                                   2000           1999           2000           1999
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) (A)                                       $ 310,489      $ (76,877)      $ 71,484      $ (25,198)
---------------------------------------------------------------------------------------------------------------------
Weighted average outstanding shares of common stock (B)       2,371,424      2,001,980      2,676,980      2,001,980
Dilutive effect of:
  Stock options                                                 789,414              -        937,387              -
---------------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (C)                 3,160,838      2,001,980      3,614,367      2,001,980
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic (A/B)                                                    $ 0.13        $ (0.04)        $ 0.03        $ (0.01)
---------------------------------------------------------------------------------------------------------------------
  Diluted (A/C)                                                  $ 0.10        $ (0.04)        $ 0.02        $ (0.01)
---------------------------------------------------------------------------------------------------------------------


Options to purchase 626,376 shares of the Company's common stock have been excluded from the computation of diluted loss per share for the nine and three months ended July 31, 1999, as their inclusion would be antidilutive.

COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended           Three Months Ended
                                                                            July 31                    July 31
                                                                   2000           1999           2000           1999
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $ 310,489      $ (76,877)      $ 71,484      $ (25,198)
Currency translation adjustments                                 (1,236)        (6,708)          (998)        (6,745)
---------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                   $ 309,253      $ (83,585)      $ 70,486      $ (31,943)
---------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been initiated as of July 31, 2000. At this time no determination of the eventual outcome of potential loss can be made, and accordingly, no provision for this matter has been provided for in the accompanying financial statements.

The Company is subject to various other legal proceedings, claims and liabilities which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.


COMPARATIVE AMOUNTS

During the fourth quarter of fiscal 1999, the Company took an additional allowance against amounts owed by a related party in the amount of $316,453, portions of which amount should have been provided for during each of the quarters in fiscal 1999. The comparative statements of operations and cash flows have been restated to reflect an allowance of $106,233 related to the nine months ended July 31, 1999.


RECLASSIFICATION

In previous quarters, the Company has reflected Scientific Research and Experimental Development Investmest Tax Credits as a reduction of the Company's research and development expenses. These credits, offered in Canada for research and development that meets certain criteria, can be used to offset income taxes payable, and to the extent no such taxes are payable, will be refunded. During the third quarter of fiscal 2000, the Company has reflected these credits as a reduction in the Company's provision for income taxes. Accordingly, the comparative statement of operations has been restated to reflect this treatment across all periods presented.

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

The historical operating results for the three and nine months ended July 31, 1999 include only those of Navtech, Navtech-Canada and EAS. Navtech-UK's operating results have been included from the effective date of the acquisition (October 1, 1999). Presented below are the unaudited pro forma condensed operating results for the nine months ended July 31, 1999, as if the transaction had been consummated on November 1, 1998.

                           Revenue                        $ 3,945,484
                           ------------------------------------------

                           Net loss                       $  (104,549)
                           ------------------------------------------

                           Earnings per share - basic     $    (0.05)
                           ------------------------------------------

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

Results of operations

The following discussion compares the results of operation for the three and nine months ended July 31, 2000 for the Company.

Revenue

Revenue from service fees was approximately $4.3 million in the nine months ended July 31, 2000, as compared with approximately $3.4 million for the nine months ended July 31, 1999, an increase of approximately 29%, or approximately $974,000. This increase is primarily due to an increase in fees from existing customers of approximately $166,000 and fees from new customers of approximately $712,000. These increases were offset by the loss of revenue of approximately $207,000 from one-time customers in 1999 and the loss in fees of approximately $188,000 from customers who ceased operations in prior quarters. Navtech-UK generated revenue of approximately $491,000 in the nine months ended July 31, 2000.

Revenue from software, hardware and license sales was approximately $954,000 in the nine months ended July 31, 2000 as compared to approximately $315,000 in the nine months ended July 31, 1999. During the nine months ended July 31, 2000, the Company has installed one complete AURORA system and provided two existing customers with upgrades for their existing system to the AURORA system. AURORA is the Company's premier flight operations management system software offering.

Costs and expenses

Operating expenses as a percent of revenue were approximately 76% in the third quarter, down from approximately 82% in the third quarter of the prior year. For the first nine months of fiscal 2000, the percentage was approximately 65%, down from approximately 76% for the first nine months of fiscal 1999.

Operating expenses increased approximately 22%, or approximately $606,000, from approximately $2.8 million for the nine months ended July 31, 1999, to approximately $3.4 million for the nine months ended July 31, 2000. This change is primarily attributable to the inclusion of operating costs for Navtech-UK for the nine months ended July 31, 2000 (as discussed below), which were not incurred during fiscal 1999 (since the effective date of the acquisition was October 1, 1999), an increase in communications costs of approximately $172,000 and an increase in other operating expenses of approximately $2,000. The increase in communications costs is reflective of the growth of the Company's customer base and the addition of a new location in the United Kingdom. Navtech-UK contributed $280,000 in incremental salary costs. In the third quarter, Navtech-UK incurred approximately $98,000 in fuel and other costs associated with a series of ferry flights organized for Lufthansa. In addition to the impact on agency costs and salaries and benefits, Navtech-UK also added approximately $54,000 in other operating expenses.

Research and development expenditures as a percent of revenue was approximately 2% in the third quarter of both 2000 and 1999. For the first nine months of fiscal 2000 and 1999, research and development expenditures were approximately 3% and approximately 2%, respectively, of revenue. Expenditures increased approximately 215%, or approximately $119,000, during the nine months ended July 31, 2000 over the same period in fiscal 1999, mainly due to increased activity in new product development.

Selling, general and administrative expenses as a percent of revenue was approximately 17% in the third quarter, up from 15% in the third quarter of the prior year. For the nine months of fiscal 2000, the percentage was approximately 20%, up from approximately 15% for the first nine months of fiscal 1999.

Selling, general and administrative expenses increased approximately 84%, or approximately $474,000, from approximately $564,000 for the nine months ended July 31, 1999, to approximately $1.0 million for the nine months ended July 31, 2000. This increase is attributable to an increase in travel costs of approximately $167,000, an increase in professional fees of approximately $92,000, an increase in shareholder relations costs of approximately $28,000 and an increase in bad debt expense of approximately $67,000. In addition, there was a net increase in trade show expenses of approximately $23,000 and other selling, general and administrative expenses of approximately $40,000. The addition of Navtech-UK contributed approximately $57,000 in additional administration costs. The increase in professional fees relates to increases in the use of both legal and accounting advisors in the amendment of the Company's by-laws, the review of the Company's stock option plan and the assistance required to hold the Company's Annual Meeting of Stockholders during the first quarter and third quarters. The increase in travel costs is primarily attributable to increased travel between the Company's three facilities, as well as increased travel for customer and sales visits in North America. The increase in bad debt expense primarily relates to one customer who filed for Chapter 11 bankruptcy protection during the period ended July 31, 2000.

Other income (expense)

The Company  incurred  interest  costs of  approximately  $211,000  for the nine months ended July 31, 2000 compared to approximately $264,000 for the same period in 1999. This decrease is due primarily to the Company discontinuing its practice of factoring receivables in the third quarter of this year. The Company recorded a loss of approximately $16,000 on realized foreign exchange transactions for both the nine months ended July 31, 2000 and 1999. Gains and losses in foreign exchange are attributable to the difference in rates between the transaction date and the settlement date and cannot readily be compared between periods.

Provision for Income Taxes

The Company recorded a provision for income taxes of $79,000 for the nine months ended July 31, 2000. This provision relates to the Company's Canadian profitable operations for which the Company has previously utilized all of its net operating and tax credit carryforwards. The Company nets any Scientific Research and Experimental Development Investment Tax Credits against its gross income tax provision. In those years where no income taxes are payable, the Company can obtain a 100% refund of these credits.

FINANCIAL CONDITION

As at July 31, 2000, the Company had deficiencies in working capital and shareholders' equity of $643,760 and $236,744, respectively, as compared to deficiencies of $1,333,728 and $1,149,122, respectively, as of October 31, 1999.

The Company's liquidity at July 31, 2000 was insufficient to meet operating requirements. In order to further reduce its working capital deficiency and alleviate cash flow demands, the Company intends to expand its product line, leverage its existing customer base, enhance its technology capabilities and increase its sales and marketing efforts with a view to increasing revenue and maximizing profitability. In addition, the Company has sought both external financing and outside investment, where appropriate. Specific initiatives during the nine months ended July 31, 2000 include:

Existing Customers

The Company intends to continue leveraging its existing base of customers to add new revenue through added functionality and product upgrades.

Expanded Sales and Marketing

The Company currently utilizes a direct sales approach for both AURORA and its service bureau offerings. The direct channel provides the Company with direct feedback from the customer and permits the sales force the ability to offer an appropriate solution to meet the customer's requirements. To increase revenue the Company must expand the direct sales force in North America and compliment the current sales efforts in the Gatwick office. To this end, the Company has recently hired an Executive Vice President - Sales & Marketing whose job it will be to define and coordinate the Company's sales and marketing activities. In addition, Navtech-UK has employed a Director of Sales who will focus on the European, African and Middle Eastern marketplace. Both those individuals bring years of experience in the flight operations area with them.

Trade Creditors

The Company's objective is to be current with all of its trade creditors. As an interim step, the Company has renegotiated payment terms with several larger trade creditors including its key suppliers of communication services. The Company is continuing to actively pursue additional extensions and / or equity conversions with its creditors.

Renegotiation of Demand Loans

During the past year, the Company has been successful in renegotiating two of its demand loans, resulting in payment terms that reflect reduced interest rates and fixed payment dates. The management team will continue to pursue discussions with its lenders on the possible conversion of further debt.

Additional Financing

As of July 31, 2000, the Company had commenced an expansion of its Waterloo, Canada office to adjoining space. This move was necessitated by an increase in staff in operational, development and administrative areas of the business. It is estimated that the total cost of this expansion will be approximately $78,000, of which approximately $34,000 had already been accrued in the period ended July 31, 2000. To finance this expansion, as well as the purchase of additional computers and marketing assets, Navtech-Canada obtained a term loan from its Canadian bank in the total amount of Canadian $153,000. The funds are being advanced against specific invoices related to the above capital purchases. There were no other significant capital commitments as of July 31, 2000.

Summary

There can be no assurance that sufficient cash flows will be generated by the Company to continue the reduction of its working capital deficiency. Additionally there can be no assurance that additional debt or equity financing will be available, if and when needed, or that if available, such financing could be completed on commercially favorable terms.

                           Part II. Other Information

Item 2.      Changes in Securities and Use of Proceeds:

On May 24, 2000, effective January 12, 2000, the Company issued to Michael J. Day 25,000 shares of Common Stock in consideration of services rendered. The offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation S promulgated thereunder. The Company determined that Mr. Day was either an "accredited investor," or was otherwise sophisticated. The certificate representing the shares of Common Stock bears a restrictive legend permitting the transfer thereof only upon the registration of such securities or pursuant to an exemption under the Securities Act.

Item 4.      Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Shareholders held on July 13, 2000, the following persons were elected as directors of the Company, such persons to hold office until their successors are elected or qualified:

                                              VOTES                     PROXIES
                                               FOR                     WITHHELD
         Thomas D. Beynon                   2,286,246                   18,226
         Prashant Gupta                     2,286,246                   18,226
         Martin J. Hamrogue                 2,286,246                   18,226
         Duncan Macdonald                   2,286,246                   18,226
         James McGinty                      2,286,246                   18,226
         Denis L. Metherell                 2,286,246                   18,226

Item 6.      Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)   Certificate of Incorporation, as amended

       3(B)   By-Laws (1)

       27. Financial Data Schedule

(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended July 31, 2000.


Items 1, 3 and 5 are not applicable and have been omitted.


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


                                  Navtech, Inc.


         Date:  September 13, 2000                By:  /s/   Duncan Macdonald
                                                       ----------------------
                                                       Duncan Macdonald
                                                       Chairman of the Board and
                                                       Chief Executive Officer



                                                  By:  /s/   David Strucke
                                                       ----------------------
                                                       David Strucke
                                                       Chief Financial Officer

EXHIBIT 3A

                          CERTIFICATE OF INCORPORATION

                                       OF

                                  NAVTECH, INC.


                  The undersigned, a natural person, for the purpose of organizing a corporation for conducting the business and promoting the purposes hereinafter stated, under the provisions and subject to the requirements of the laws of the State of Delaware (particularly Chapter 1, Title 8 of the Delaware Code and the acts amendatory thereof and supplemental thereto, and known, identified, and referred to as the "General Corporation Law of the State of Delaware"), hereby certifies that:

                  FIRST: The name of the corporation (hereinafter called the "corporation") is NAVTECH, INC.

                  SECOND: The address, including street, number, city, and county, of the registered office of the corporation in the State of Delaware is 15 East North Street, City of Dover, County of Kent, 19901; and the name of the registered agent of the corporation in the State of Delaware at such address is United Corporate Services, Inc.

                  THIRD: The nature of the business and the purposes to be conducted and promoted by the corporation, which shall be in addition to the authority of the corporation to conduct any lawful business, to promote any lawful purpose, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware, are as follows:

                    To purchase, receive, take by grant, gift, devise, bequest, or otherwise, lease, or otherwise acquire, own, hold, improve, employ, use, and otherwise deal in and with real or personal property, or any interest therein, wherever situated, and to sell, convey, lease, exchange, transfer, or otherwise dispose of, or mortgage or pledge, all or any of its property and assets, or any interest therein, wherever situated.

                    To engage generally in the real estate business as principal, agent, broker, and in any lawful capacity, and generally to take, lease, purchase, or otherwise acquire, and to own, use, hold, sell, convey, exchange, lease, mortgage, work, clear, improve, develop, divide, and otherwise handle, manage, operate, deal in, and dispose of real estate, real property, lands, multiple-dwelling structures, houses, buildings, and other works, and any interest or right therein; to take, lease, purchase, or otherwise acquire, and to own, use, hold, sell, convey, exchange, hire, lease, pledge, mortgage, and otherwise handle, and deal in and dispose of, as principal, agent, broker, and in any lawful capacity, such personal property, chattels, chattels real, rights, easements, privileges, choses in action, notes, bonds, mortgages, and securities as may lawfully be acquired, held, or disposed of; and to acquire, purchase, sell, assign, transfer, dispose of, and generally deal in and with as principal, agent, broker, and in any lawful capacity, mortgages and other interests in real, personal, and mixed properties; to carry on a general construction, contracting, building, and realty management business as principal, agent, representative, contractor, subcontractor, and in any other lawful capacity.

                    To carry on a general mercantile, industrial, investing, and trading business in all its branches; to devise, invent, manufacture, fabricate, assemble, install, service, maintain, alter, buy, sell, import, export, license as licensor or licensee, lease as lessor or lessee, distribute, job, enter into, negotiate, execute, acquire, and assign contracts in respect of, acquire, receive, grant, and assign licensing arrangements, options, franchises, and other rights in respect of, and generally deal in and with, at wholesale and retail, as principal, and as sales, business, special, or general agent, representative, broker, factor, merchant, distributor, jobber, advisor, and in any other lawful capacity, goods, wares, merchandise, commodities, and unimproved, improved, finished, processed, and other real, personal, and mixed property of any and all kinds, together with the components, resultants, and by-products thereof.

                    To apply for, register, obtain, purchase, lease, take licenses in respect of or otherwise acquire, and to hold, own, use, operate, develop, enjoy, turn to account, grant licenses and immunities in respect of, manufacture under and to introduce, sell, assign, mortgage, pledge, or otherwise dispose of, and, in any manner deal with and contract with reference to:

                       (a) inventions, devices, formulae, processes, and any improvements and modifications thereof;

                       (b) letters patent,  patent rights,  patented  processes,
                  copyrights, designs, and similar rights, trade-marks, trade names, trade symbols, and other indications of origin and ownership granted by or recognized under the laws of the United States of America, the District of Columbia, any state or subdivision thereof, and any commonwealth, territory, possession, dependency, colony, agency or instrumentality of the United States of America and of any foreign country, and all rights connected therewith or appertaining thereunto;

                       (c) franchises, licenses, grants, and concessions.

                    To guarantee, purchase, take, receive, subscribe for, and otherwise acquire, own, hold, use, and otherwise employ, sell, lease, exchange, transfer, and otherwise dispose of, mortgage, lend, pledge, and otherwise deal in and with, securities (which term, for the purpose of this Article THIRD, includes, without limitation of the generality thereof, any shares of stock, bonds, debentures, notes, mortgages, other obligations, and any certificates, receipts, or other instruments representing rights to receive, purchase, or subscribe for the same, or representing any other rights or interests therein or in any property or assets) of any persons, domestic and foreign firms, associations, and corporations, and of any government or agency or instrumentality thereof; to make payment therefor in any lawful manner; and, while owner of any such securities, to exercise any and all rights, powers, and privileges in respect thereof, including the right to vote.

                    To make, enter into, perform, and carry out contracts of every kind and description with any person, firm, association, corporation, or government or agency or instrumentality thereof.

                    To acquire by purchase, exchange, or otherwise, all, or any part of, or any interest in, the properties, assets, business, and good will of any one or more persons, firms, associations, or corporations heretofore or hereafter engaged in any business for which a corporation may now or hereafter be organized under the laws of the State of Delaware; to pay for the same in cash, property, or its own or other securities; to hold, operate, reorganize, liquidate, sell, or in any manner dispose of the whole or any part thereof; and in connection therewith, to assume or guarantee performance of any liabilities, obligations, or contracts of such persons, firms, associations, or corporations, and to conduct the whole or any part of any business thus acquired.

                    To lend money in furtherance of its corporate purposes and to invest and reinvest its funds from time to time to such extent, to such persons, firms, associations, corporations, governments or agencies or instrumentalities thereof, and on such terms and on such security, if any, as the Board of Directors of the corporation may determine.

                    To make contracts of guaranty and suretyship of all kinds and endorse or guarantee the payment of principal, interest, or dividends upon, and to guarantee the performance of sinking fund or other obligations of, any securities, and to guarantee in any way permitted by law the performance of any of the contracts or other undertakings in which the corporation may otherwise be or become interested, of any person, firm, association, corporation, government or agency or instrumentality thereof, or of any other combination, organization, or entity whatsoever.

                    To borrow money without limit as to amount and at such rates of interest as it may determine; from time to time to issue and sell its own securities, including its shares of stock, notes, bonds, debentures, and other obligations, in such amounts, on such terms and conditions, for such purposes and for such prices, now or hereafter permitted by the laws of the State of Delaware and by this certificate of incorporation, as the Board of Directors of the corporation may determine; and to secure any of its obligations by mortgage, pledge, or other encumbrance of all or any of its property, franchises, and income.

                    To be a promoter or manager of other corporations of any type or kind; and to participate with others in any corporation, partnership, limited partnership, joint venture, or other association of any kind, or in any transaction, undertaking, or arrangement which the corporation would have power to conduct by itself, whether or not such participation involves sharing or delegation of control with or to others.

                    To draw, make, accept, endorse, discount, execute, and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures, and other negotiable or transferable instruments and evidences of indebtedness whether secured by mortgage or otherwise, as well as to secure the same by mortgage or otherwise, so far as may be permitted by the laws of the State of Delaware.

                    To purchase, receive, take, reacquire, or otherwise acquire, own and hold, sell, lend, exchange, reissue, transfer, or otherwise dispose of, pledge, use, cancel, and otherwise deal in and with its own shares and its other securities from time to time to such an extent and in such manner and upon such terms as the Board of Directors of the corporation shall determine; provided that the corporation shall not use its funds or property for the purchase of its own shares of capital stock when its capital is impaired or when such use would cause any impairment of its capital, except to the extent permitted by law.

                    To organize, as an incorporator, or cause to be organized under the laws of the State of Delaware, or of any other State of the United States of America, or of the District of Columbia, or of any commonwealth, territory, dependency, colony, possession, agency, or instrumentality of the United States of America, or of any foreign country, a corporation or corporations for the purpose of conducting and promoting any business or purpose for which corporations may be organized, and to dissolve, wind up, liquidate, merge, or consolidate any such corporation or corporations or to cause the same to be dissolved, wound up, liquidated, merged, or consolidated.

                    To conduct its business,  promote its purposes, and carry on its operations in any and all of its branches and maintain offices both within and without the State of Delaware, in any and all States of the United States of America, in the District of Columbia, and in any or all commonwealths, territories, dependencies, colonies, possessions, agencies, or instrumentalities of the United States of America and of foreign governments.

                    To promote and exercise all or any part of the foregoing purposes and powers in any and all parts of the world, and to conduct its business in all or any of its branches as principal, agent, broker, factor, contractor, and in any other lawful capacity, either alone or through or in conjunction with any corporations, associations, partnerships, firms, trustees, syndicates, individuals, organizations, and other entities in any part of the world, and, in conducting its business and promoting any of its purposes, to maintain offices, branches, and agencies in any part of the world, to make and perform any contracts and to do any acts and things, and to carry on any business, and to exercise any powers and privileges suitable, convenient, or proper for the conduct, promotion, and attainment of any of the business and purposes herein specified or which at any time may be incidental thereto or may appear conducive to or expedient for the accomplishment of any of such business and purposes and which might be engaged in or carried on by a corporation incorporated or organized under the General Corporation Law of the State of Delaware, and to have and exercise all of the powers conferred by the laws of the State of Delaware upon corporations incorporated or organized under the General Corporation Law of the State of Delaware.

                    The foregoing provisions of this Article THIRD shall be construed both as purposes and powers and each as an independent purpose and power. The foregoing enumeration of specific purposes and powers shall not be held to limit or restrict in any manner the purposes and powers of the corporation, and the purposes and powers herein specified shall, except when otherwise provided in this Article THIRD, be in no wise limited or restricted by reference to, or inference from, the terms of any provision of this or any other Article of this certificate of incorporation; provided, that the corporation shall not conduct any business, promote any purpose, or exercise any power or privilege within or without the State of Delaware which, under the laws thereof, the corporation may not lawfully conduct, promote, or exercise.

                  FOURTH:
           1. The aggregate number of shares which the corporation shall have the authority to issue is TWELVE MILLION (12,000,000), of which TEN MILLION (10,000,000) shares shall be common stock with a par value of $.001 per share and TWO MILLION (2,000,000) shall be Preferred Stock with a par value of $.01 per share.

           2. The 2,000,000 shares of Preferred Stock may be issued in series. The Board of Directors is vested with the authority to establish and designate series, to fix the number of shares therein, and to fix the variations in the relative rights, preferences and limitations as between series.

           3.       [Deleted]

           4. Each outstanding share of Common Stock shall be entitle to one vote on each matter submitted to a vote at a meeting of stockholders.

           5. Each forty (40) shares of the Common Stock, $.001 par value per share, of the Corporation (the "Old Common Stock") issued and outstanding or held in treasury as of 5:00 P.M. N.Y. time on April 24, 1990 (the "Effective Time") shall be reclassified as and changed into one (l) new share of Common Stock, $.001 par value per share, of the Corporation (the "New Common Stock"), without any action by the holder thereof. Stockholders who, immediately prior to the Effective Time, own a number of shares of Old Common Stock which is not evenly divisible by forty (40) shall, with respect to such fractional interest, be entitled to receive from the Corporation, in lieu of fractions of shares of New Common Stock, an amount in cash equal to the product obtained by multiplying the market price of a share of Old Common Stock as of the Effective Time by the number of shares of Old Common Stock held by such stockholder immediately prior to the Effective Time which is not evenly divisible by forty (40). Each certificate that theretofore represented shares of Old Common Stock shall thereafter represent that number of shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified; provided, however, that each person holding of record a stock certificate or certificates that represented shares of Old Common Stock shall receive, upon surrender of such certificate or certificates, a new certificate or certificates evidencing and representing the number of shares of New Common Stock to which such person is entitled.

           6. Each four (4) shares of the Common Stock, $.001 par value per share, of the Corporation (the "Old Common Stock") issued and outstanding or held in treasury as of 5:00 P.M. NY Time on the date on which this Certificate of Amendment is filed by the Secretary of State of the State of Delaware [April 18, 1993] (the "Effective Time") shall be reclassified as and changed into one (1) new share of Common Stock, $.001 par value per share, of the Corporation (the "New Common Stock"), without any action by the holder thereof. Stockholders who, immediately prior to the Effective Time, own a number of shares of Old Common Stock which is not evenly divisible by four (4) shall, with respect to such fractional interest, be entitled to receive from the Corporation, in lieu of fractions of shares of New Common Stock, an amount in cash equal to the product obtained by multiplying the market price of a share of Old Common Stock as of the Effective Time by the number of shares of Old Common Stock held by such stockholder immediately prior to the Effective Time which is not evenly divisible by four (4).

                  FIFTH: The name and the mailing address of the incorporator are as follows:

                           NAME                      MAILING ADDRESS

                           Monica Ferguson           1 Gulf & Western Plaza
                                                     New York, N.Y. 10023-7773

                  SIXTH:  The corporation is to have perpetual existence.

                  SEVENTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

                  EIGHTH: For the management of the business and for the conduct of the affairs of the corporation, and in further definition, limitation, and regulation of the powers of the corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

                  1. The management of the business and the conduct of the affairs of the corporation shall be vested in its Board of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed by, or in the manner provided in, the Bylaws. The phrase "whole Board" and the phrase "total number of directors" shall be deemed to have the same meaning, to wit, the total number of directors which the corporation would have if there were no vacancies. No election of directors need be by written ballot.

                  2. After the original or other Bylaws of the corporation have been adopted, amended, or repealed, as the case may be, in accordance with the provisions of 109 of the General Corporation Law of the State of Delaware, and, after the corporation has received any payment for any of its stock, the power to adopt, amend, or repeal the Bylaws of the corporation may be exercised by the Board of Directors of the corporation; provided, however, that any provision for the classification of directors of the corporation for staggered terms pursuant to the provisions of subsection (d) of 141 of the General Corporation Law of the State of Delaware shall be set forth in an initial Bylaw or in a Bylaw adopted by the stockholders entitled to vote of the corporation unless provisions for such classification shall be set forth in this certificate of incorporation.

                  3. Whenever the corporation shall be authorized to issue only one class of stock, each outstanding share shall entitle the holder thereof to notice of, and the right to vote at, any meeting of stockholders. Whenever the corporation shall be authorized to issue more than one class of stock, no outstanding share of any class of stock which is denied voting power under the provisions of the certificate of incorporation shall entitle the holder thereof to the right to vote at any meeting of stockholders except as the provisions of paragraph (2) of subsection (b) of 242 of the General Corporation Law of the State of Delaware shall otherwise require; provided, that no share of any such class which is otherwise denied voting power shall entitle the holder thereof to vote upon the increase or decrease in the number of authorized shares of said class.

                  NINTH: The personal liability of the directors of the corporation is hereby eliminated to the fullest extent permitted by paragraph
(7) of subsection (b) of Section 102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

                  TENTH: The corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities, or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any Bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

                  ELEVENTH: From time to time any of the provisions of this certificate of incorporation may be amended, altered, or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the corporation by this certificate of incorporation are granted subject to the provisions of this Article ELEVENTH.

                  TWELFTH: If action is to be taken by the stockholders of the corporation without a meeting, then the written consent of the holders of all of the shares of capital stock entitled to vote on such action shall be required to take such action, unless the action has been authorized by the Board of Directors of the corporation, in which case the written consent of the holders of not less than a majority of the shares of capital stock entitled to vote on such action shall be required to take such action.

Originally signed on March 16, 1987.

/s/ Monica Ferguson
---------------------------------
Incorporator