Form 10KSB
period 2000-10-31
NAVTECH INC
filed 2001-01-10
CIK 790272

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2000

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____


--------------------------------------------------------------------------------

                         Commission File Number 0-15362


                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                11-2883366
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)


          Suite 102, 2340 Garden Road
             Monterey, California                             93940
    (Address of principal executive office)                 (Zip Code)


       Registrant's telephone number, including area code: (519) 747-9883


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues for its most recent  fiscal year  (2000):  $ 7,008,124


The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of November 30, 2000 was $1,268,619

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the issuer's common stock as of November 30, 2000 was 3,449,757 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none

================================================================================

                                  NAVTECH, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended October 31, 2000

INDEX


PART I                                                                      PAGE
     Item 1.  Description of Business..........................................3
     Item 2.  Description of Property.........................................11
     Item 3.  Legal Proceedings...............................................12
     Item 4.  Submission of Matters to a Vote of Security Holders.............13


PART II
     Item 5.  Market for Common Equity and Related Stockholder Matters........14
     Item 6.  Management's Discussion and Analysis or Plan of Operation.......16
     Item 7.  Financial Statements............................................22
     Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................23


PART III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............24
     Item 10. Executive Compensation..........................................27
     Item 11. Security Ownership of Certain Beneficial Owners and Management..29
     Item 12. Certain Relationships and Related Transactions..................31


PART IV
     Item 13. Exhibits, List and Reports on Form 8-K .........................33

INDEX TO FINANCIAL STATEMENTS ...............................................F-1

SIGNATURES....................................................................35

PART I

Forward Looking Statements


This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-KSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions othat may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.

Dollar Amounts

Whenever we state dollar amounts in this document, we mean United States dollars (unless we specifically indicate Canadian dollars).


ITEM 1.       DESCRIPTION OF BUSINESS

THE COMPANY

Navtech, Inc. (Navtech-US) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (Navtech-Canada), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (Navtech-UK), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. When we refer to Navtech, we are speaking of Navtech-US and its subsidiaries.


Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "NAVH". Our Investor Relations Department can be reached at (519) 747-9883.



BUSINESS OF THE COMPANY

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

Our software provides on-line solutions in the following areas: o flight planning o route of flight analysis and optimization o hi-level winds o weather and NOTAMs (Notice to Airmen) information communications o runway analysis o various aspects of performance engineering.

It is our objective to become the leading supplier of integrated operations control systems to the mid-sized airlines of the world. The mid-sized carrier segment (5 to 100 aircraft) represents nearly 600 carriers worldwide. These carriers require the same sophisticated systems used by the larger carriers but are unlikely to have the ability to support internal development.

We believe that our success is generally attributable to two factors. First, we employ a highly skilled and experienced technical and flight operations workforce that combines knowledge of both aviation and software development. Second, we also employ a highly regarded technical support team that provides customer service on a round-the-clock basis.

Industry Overview

The flight operations industry has been undergoing extreme changes in the last five years with a number of trends emerging that have had a significant impact on the market place. These trends have caused convergence of systems as it relates to airspace management and as it relates to the different functions required to efficiently manage airlines operations. The major trends are:

Increased Costs of Labor

United Airlines' recent settlement with its pilots and expected parallel contracts with its other labor groups are raising the wage-expense bar across the industry. United recently negotiated pay increases of 21.5% to 28.5% retroactive to April 2000, plus annual 4% bonuses through 2004. It also granted an increase in company contributions to pensions to 11% from approximately 1% under the previous contract. Under the new accord, a B747 captain now earns $291,700 per year. It has been reported that the cost to United of the pilot settlement may amount to $320 million per year in additional expenses. Delta's pilots are now asking for increases of up to 28%, Northwest mechanics want raises averaging 117%, and even if the US Airways merger with United does not occur.occur, US Airways may be required to increase its pilot pay by 14% because of a "parity+1%" clause that exists in the current agreement. It is anticipated that there will be a minimum 10% increase in business fares next year to cover wage hikes. As a result of these increases, airlines have been forced to find more efficient ways of optimizing crew and aircraft deployment.

Improvements in Technology

Although touching on all areas of an airline's operation, improvements in networking, system architecture and wireless technology have had a significant impact on the way that airlines manage their customers (including loyalty programs and in-flight entertainment), distribute their fares and improve the efficiency of their system. As an example, Southwest Airlines now sells more than 30% of its tickets directly on-line at a cost of $5 per ticket compared to an average of $30 per ticket through a traditional agent.

Airline Alliances

Airlines once developed code-sharing agreements with other carriers to open new markets and gateways. The late 1990s saw the rise of the airline alliance. In alliances such as the Star Alliance and OneWorld, airlines are attempting to open new markets, keep customers with "one" carrier and reduce surplus capacity through consolidating schedules, frequent flier programs, and gate / station support. This trend has also led to a number of airlines attempting to market their information technology capabilities to their alliance partners who, in some respects, are captive customers.

Outsourcing

As with most industries, both competitive pressures and rapid changing technologies and processes have led to airlines looking to outsource non-core business activities as a cost reduction measure. One example of this trend was US Airway's decision in the late 1990s to sign a 25 year, multi-billion dollar agreement for information technology outsourcing with The Sabre Group.

Airspace Management

The intervention of governments into airspace management continues to shape market access, cost structures and capacity.

Deregulation of the scheduled service component of the airline industry began in the early 1990s throughout Europe and parts of Asia. The number of scheduled airlines in these regions has risen at rates comparable to the United States during the 1970s when it underwent deregulation. In 1997, Europe had 189 scheduled service airlines compared to 127 in 1987. Similar numbers for Asia-Pacific were 189 and 111, respectively. The results of deregulation have been to increase competition and to create new markets where they previously did not exist.

The governments of the world manage their airspace primarily through civil aviation authorities. We believe that these organizations are inefficient in improving capacity at major centers and through areas of high airspace usage. The result has been passenger inconvenience, increased operating costs and reduced revenues resulting from cancelled and delayed flights. In the United States, New York-LaGuardia and San Francisco continue to cause the worst problems for airlines and travelers. LaGuardia in September 2000 had over 9,000 flight delays, or 25% of all delays in the United States, up from 12% the year previous. San Francisco's solution this year has been to cut market access as it moved to significantly reduce the landing rights of aircraft having fewer than 30 seats.

It is estimated that the worldwide impact of an inefficient air traffic management system costs the industry in excess of $2 billion annually. To address this issue, the primary airspace users are using technology and processes that work together to increase airspace capacity and reduce operating costs.

Collaborative decision making has the pilots, air traffic controllers and the airline's operations centers working together to improve the overall efficiency of the air traffic management system. Examples include the Flight Schedule Monitor program in the U.S., direct online access to Eurocontrol's Central Flow Management Unit in Europe and the work being undertaken at a number of U.S. terminals including Dallas-Fort Worth (DFW). At DFW, both Delta and American Airlines have access to the position, clearance time and planned arrival rates for the flights. Knowing this information as well as information such as number of connecting passengers, scheduled arrival times and number of international passengers, the airline's operations control center can make decisions concerning preferred sequencing of arrivals to maximize their operation.

The effects of convergence and the development of hardware technology, operating systems and wireless technology should continue the trend toward the creation of a real-time integrated operations control system wherein the air traffic control authorities, airline operations centers and pilots all have the same information available to make decisions and can seamlessly communicate and implement those decisions throughout their networks.

Market for Airline Integrated Operations Control System

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations control system, or IOCS, that interfaces well with legacy systems and performs all of the following required functions in an integrated fashion:

o        Dispatch
o        Airline Schedule
o        Crew Scheduling
o        Maintenance
o        Payload
o        Navigational Data & Charting

As with most mature industries, airlines typically had functional silos for the different parts of their operation: crew, dispatch, maintenance, and passenger services/load control. In these organizations decision-making was inefficient due to a lack of information or the inability to handle all of the information presented. The early 1990s saw the emergence of a systems operations control
(SOC) philosophy in which the various functional silos would report to a single manager for the execution of the daily flight schedule. The implementation of the SOC philosophy has meant changes in physical location, reporting lines, decision-making authority, business processes and technology. Although the SOC philosophy was adopted in the large carrier segment (over 100 aircraft), especially in North America and Western Europe, several larger carriers have moved to an integrated operations control system as the next step.

This same IOCS philosophy, encompassing the above functionality, has now taken hold in the mid-sized airline market (5-100 aircraft).

Navtech Solutions

Flight Plan Services

o DispatchPro. The first version of DispatchPro was released in March 1998 as AURORA and has since undergone additional development to enrich much of its functionality. DispatchPro provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of aircraft performance. The software is designed to operate on the powerful, scalable, open source LINUX operating system. DipatchPro is available through either a service bureau agreement, where Navtech hosts the system and provides access, or through the purchase of a license and installation at a customer site.

o DispatchExpress. DispatchExpress is a scaled-down version of DispatchPro available to airlines whose fleet size limits the requirement for the more sophisticated functionality of our high end product. This product is offered through a service bureau agreement.

o e-Dispatch. e-Dispatch is our Internet-based solution that provides the functionality of DispatchExpress to those customers unable or unwilling to pay the higher costs involved with normal communications methods.

NOTAM and Weather Services

o DataSource. We have bundled our provision of weather and NOTAMs data, including both textual and graphical weather charts and airport obstacle data, under the DataSource brand. We have become a primary provider of this data to foreign governments, marine service companies and airlines that may not necessarily use our flight planning services. We make access to this data available through a variety of communications method so that customers are assured of the timely delivery of this critical data.

Aircraft Performance Systems

o V1Plus. Our V1Plus service is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments. Our Aircraft Performance Systems group prepares monthly manuals that provide customized updated take-off and landing data specific to various aircraft/engine combinations, flap settings and runways. We are currently developing an enhanced Internet-based distribution method that would allow an airline to publish its manual with its own resources.

o V1PlusOnboard. Our V1PlusOnboard product provides the same aircraft performance data as V1Plus, but it is deployed on a laptop in the cockpit. This has some inherent advantages since a pilot does not need to scan chart after chart of manual data and perform complex calculations. Using this product, a pilot need only enter the required information and then lets the system calculate the maximum amount of payload.

Dispatch Management Services

o DispatchCentre. Our DispatchCentre service provides outsourced dispatch services and also manages the acquisition of overflight/landing permits. This service is targeted at small and start up carriers that may not be able to afford in-house dispatch and permit management.

Ancillary Products and Services

o Customer Support. We offer comprehensive software support and customer account management in the United States, Canada, Africa and Europe designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new system functionality and ongoing enhancements, and telephone hot-line support. We believe that quality support services are a critical component of the customer's satisfaction level. Our customer support services are provided at our three operations centers in Monterey, California, Waterloo, Canada and Crawley (Gatwick), United Kingdom.

o Custom Programming Services. Design and programming services are provided to customers that require specific custom solutions to their flight operations requirements. We believe that there is an increased demand in the commercial aviation market for systems integration services that link our software to third party vendor applications. We also provide consulting services to assist customers in optimizing the use of the product functionality within their flight operations process.

Customers

Our primary focus is the mid-sized carrier market, which is defined as operators of modern aircraft with fleet sizes between 5 and 100. These carriers increasingly have the same functional requirements as large carriers but do not have the information technology capabilities to implement and maintain systems to fulfill their needs. These operators also have shorter sales cycles, are less likely to be part of an airline alliance, and are generally more willing to switch vendors.

Our primary geographical markets are North America and Europe; these segments of the airline market are more progressive with respect to information technology, outsourcing and cost reduction. Secondary markets include the Middle East, the Pacific and Latin America.

We currently have a broad customer base of over 120 airlines worldwide. Our largest customer, Universal Weather and Aviation, Inc. accounted for approximately 10% of our total . No other customers were in excess of 10% of our total revenues for the fiscal year.

Competition

The market for IOCS is intensely competitive and subject to rapid change. We expect competition to increase in the future as our new products come to market. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, underlying technology and the financial stability of the vendor.

Our main competitors for an IOCS can be divided into four main categories:

o Major airline information technology spin-offs such as Lufthansa's Information Technology Software GmbH, (LIDO), The Sabre Group (a former subsidiary of American Airlines), and Atraxis, a Swissair subsidiary.
o        Major systems integrators such as IBM, EDS and Unisys.
o Aviation software vendors such as Jeppesen (recently acquired by Boeing), Honeywell, SITA (the European aviation network provider) and ARINC (the American Aviation Network Provider).
o Smaller independent companies with annual revenue of less than US$20 million that have developed flight operations management solutions for commercial aviation such as David Bornemann & Associates, AIMS, Carmen Systems and AD OPT.

We believe that the larger corporations such as Jeppesen, Lufthansa, IBM, Honeywell, SITA and ARINC have an interest in being the driving forces behind not only the infrastructure development (i.e. onboard systems, moving map technology, ground to air communications) but also the service delivery (i.e. outsourcing of air traffic management responsibilities). We believe that these corporations all require the essential flight planning component to be tightly integrated with the other elements of an integrated operations control system.

Many of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and installed product base than us. There can be no assurance that we will be able to compete effectively with current and future competitors.

Marketing and Distribution

In fiscal 2000 we hired a new Executive Vice President - Sales and Marketing to develop and implement our new marketing strategy. As a result, we have undergone a major rebranding and bundling of our products and services. In addition, the Sales and Marketing group has undertaken a complete review of our market and the methods in which we can access the market.

Direct Sales

We employ a direct sales force to market our products and services in North America, Europe and Africa through offices in the United States, Canada and the United Kingdom. In addition, we employ an account management team that provides support and sells add-on services to existing customers.

Strategic Alliances

We have been providing flight planning to the corporate marketplace through a licensing agreement with Universal Weather and Aviation, Inc., a Houston, Texas based aviation services producer.

As well, we recently entered into a strategic alliance with a major European Internet company, Easy Flying S.A., for the provision of flight planning, weather and NOTAMs services through the Internet directed toward the European market.

Product Development

The airline operations software industry is characterized by constant technological change, which requires ever increasing sophistication and integration of end user systems. The pace of change is accelerating as the airlines move to introduce wireless devices into the cockpit.

Most of our software products are developed internally. We also purchase technology and license intellectual property rights. We have established development methodologies and procedures that provide structure to our product development activities and allow us to track the efforts of the Product Development group. This is especially important given Navtech-Canada's access to tax credits for qualifying research and development.

We communicate with our customers through account managers and user group meetings to determine the latest requirements of the operations department of an airline. In this manner, we are also able to discover changing usage patterns and hardware advances that may affect the direction of our development activities.

During fiscal 1999 and 2000, we spent approximately $96,000 and $269,000, respectively, on product research and development activities. These amounts represented approximately 2% and 4%, respectively, of revenue in each of those years. We applied for tax credits totaling approximately $51,000 and $119,000, respectively, in each of fiscal 1999 and 2000. We are committed to continue our expenditures on research and product development.

Execution of Strategy

Our objective is to be the premier provider of a complete integrated operations control system to the mid-sized airlines of the world. To achieve this objective, our strategy consists of a concentrated effort to grow our Integrated Dispatch Management System organically, to acquire the crew scheduling and maintenance components for our overall integrated operations control system and to enter into strategic partnerships to fill out the remainder of the product suite.

Our strategy has been divided into two phases.

In Phase I, we will:
o develop the essential components of an integrated operations control system, including the Integrated Dispatch Management System
o        add the specialized technology of emerging applications to our systems
o        develop the European customer base

In Phase II, we will:
o        invest in the integration of all of our systems
o        develop the systems operation control application

The timing of these two phases is dependant on the availability of capital.

Integrated Dispatch Management System

Over the past two years, we have positioned ourselves to complete the development of an Integrated Dispatch Management System. We have undertaken a reorganization of our development area into four separate product units that focus on the following areas of expertise:

o        Flight Planning Systems
o        Navtech Weather Systems
o        Aircraft Performance Systems
o        Dispatch Management Systems


Intellectual Property Rights

We regard all of our software products as proprietary. Our software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual, non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer. We also grant rights to third parties to market certain of our products under a limited-scope exclusive right to a particular market segment. See "Marketing and Distribution - Strategic Alliances."

We rely on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have not sought patent protection for our products. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of the United States and Canada, in which we market our products. In the past, we have been required to provide limited confidential disclosure of portions of our source code for our products or to place such source code into escrow as a condition of a license agreement. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain or use information that we consider proprietary. Also, there can be no assurance that our competitors will not independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Further, no assurance can be given that we will have the financial resources to engage in litigation against parties who may infringe on our intellectual property rights. While we realize that our competitive position may be affected by our ability to legally protect our software, we believe the impact of this protection is less significant to our commercial success than factors such as the level of experience of our personnel, name recognition, and increased investment in new product development.

There can be no assurances that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in litigation, which may be costly, or require us to obtain a license for the intellectual property rights of others. There can be no assurance that such licenses will be available on reasonable terms or at all.

Government Regulations

We are not subject to any government regulations with respect to the flight planning operations of our business. It is an airline's responsibility to ensure that the flight plan meets all local civil aviation authority regulations and requirements.

Employees

As of November 30, 2000, we had a total of 85 employees (of which 81 were full time employees) including the following: o 19 in operations, o 4 in account management, o 43 in research and development, o 6 in sales and marketing and o 13 in management, finance and administration.

None of our employees are represented by a labor union and we believe that our employee relations are good. We believe that our success will depend, to a large degree, upon our ability to attract and retain highly skilled, technical, managerial and sales personnel, and to retain personnel with flight operations expertise. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining the personnel required to develop, market, service and support our products and conduct our operations successfully.

ITEM 2.       DESCRIPTION OF PROPERTY

We have offices in the following locations:

Monterey, California

Our head office is located at Suite 102, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and currently rent approximately 4,900 square feet of office space for $4,865 per month. The lease expires on December 31, 2001.

Denver, Colorado

We also lease approximately 300 square feet of space at Regent Business Centers Denver, 1745 Shea Center Drive, Highlands Ranch, Colorado for use as a sales office. This office was opened in November 2000 and the current monthly rent expense is $2,674. The lease expires on May 31, 2001.

Waterloo, Ontario

Navtech-Canada leases approximately 11,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. We use this location for flight operations, software development, customer support, and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $17,800 Canadian (approximately $12,100 US) and terminates on October 31, 2006.

Ottawa, Ontario

Navtech-Canada leases approximately 2,200 square feet of office space for corporate offices and software development purposes at Suite 204, 21 Antares Dr., Nepean, Ontario, a suburb of Ottawa, Ontario. The lease expires on September 30, 2003, and the current monthly rent expense is approximately $2,980 Canadian (approximately $2,000 US).

Crawley, West Sussex, UK

Navtech-UK has a five year lease, expiring February 28, 2003, for the premises located at Durand House, Manor Royal, Crawley, West Sussex, UK. This office encompasses approximately 1,900 square feet of space and is used for flight operations, customer support and administration. The current monthly rent expense is approximately (pound)2,200 Pounds (approximately $3,400 US).

Our total rent expense was approximately $245,500 for the year ended October 31, 2000. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS

On September 13, 1999, we received a letter from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. The letter demands the return of $88,850 in payments made by Southern Air to Navtech-Canada within 90 days prior to Southern Air's filing of a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The demand letter alleges that the payments made were preferential payments and must be returned. We believe that the payments received were for contemporaneous consideration and need not be returned. No adversary proceedings have been commenced to date.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2000.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASD OTC Electronic Bulletin under the symbol "NAVH". The high and low closing bid prices of the common stock are listed below by fiscal quarter. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.
                                             High                   Low
-------------------------------------- -------------------- -- ------------
Year Ended October 31, 2000

     Fourth Quarter                      $  1.875                $  0.75
     Third Quarter                          1.75                    1.125
     Second Quarter                         1.875                   0.3125
     First Quarter                          0.28125                 0.125

Year Ended October 31, 1999

     Fourth Quarter                      $  0.13                 $  0.0625
     Third Quarter                          0.13                    0.13
     Second Quarter                         0.5625                  0.13
     First Quarter                          0.5625                  0.3125


Shareholders

Our transfer agent has advised us that the approximate number of record holders of common stock at November 30, 2000 was 824.


Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future.


Recent Sales of Unregistered Securities

During the quarter ended October 31, 2000, we sold the following shares without registering them under the Securities Act of 1933:

Effective October 27, 2000, we issued to the former holders of Class B shares of Navtech-Canada an aggregate of 192,000 shares of our common stock in exchange for the Class B shares. In addition, contemporaneously, one of the holders of Class B shares purchased an additional 32,000 shares of our common stock at a purchase price of $1.00 per share. The offering of shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder. We determined that the offer and sale of the shares occurred outside the United States. The certificates representing the shares of common stock bear restrictive legends permitting the transfer thereof only upon the registration of the shares or pursuant to an exemption under the Securities Act.

Effective October 30, 2000, we issued to Easy Flying, S.A. 500,000 shares of our common stock at a total purchase price of $500,000. The offering of shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated thereunder. We determined that the offering and sale of the shares occurred outside the United States. The certificate representing the shares of common stock bears a restrictive legend permitting the transfer thereof only upon the registration of the shares or pursuant to an exemption under the Securities Act.

Effective October 31, 2000, we issued to St. Andrews Capital Limited Partnership 296,543 shares of our common stock upon the conversion of indebtedness in the amount of $111,204 (a conversion price of $.375 per share). The offering of shares was a private transaction not involving any public offering and was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof. We determined that St. Andrews Capital was an "accredited investor." The certificate representing the shares of common stock bears a restrictive legend permitting the transfer thereof only upon the registration of the shares or pursuant to an exemption under the Securities Act.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table shows our annual results of operations for fiscal years 2000 and 1999 (in thousands except per share amounts):

                                                              Results of Operations       Percentage of Total
                                                                                                 Revenue
                                                               For the year ended         For the year ended
                                                                      October 31,                October 31,
                                                       ------------------------------------------------------
                                                               1999         2000          1999          2000
------------------------------------------------------- ------------ ------------ ------------- -------------
REVENUE
     Service fees                                         $   4,649    $   5,804         88%            83%
     Software license fees                                      605        1,204         12             17
------------------------------------------------------- ------------ ------------ ------------- -------------
     Total revenue                                            5,254        7,008        100            100
------------------------------------------------------- ------------ ------------ ------------- -------------

COSTS AND EXPENSES
     Cost of services                                         3,776        4,593         72             66
     Cost of software license fees                              138           62          3              1
     Research and development                                    96          269          2              4
     Selling, general and administrative                      1,114        1,492         21             21
     Provision  for  (recovery  of) bad debt - relatedparty     316         (904)         6            (13)
     Amortization of goodwill                                     3           11          -              -
------------------------------------------------------- ------------ ----------------------------------------
      Total costs and expenses                                 5,443       5,523        104             79
------------------------------------------------------- ------------ ----------------------------------------
Income (loss) from operations                                  (189)        148     (4)        21
------------------------------------------------------- ------------ ------------ ------------- -------------
Other income (expense)
     Interest expense                                          (350)        (251)        (6)            (3)
     Interest revenue                                           104           64          2              1
------------------------------------------------------- ------------ ----------------------------------------
                                                               (246)        (187)        (4)            (2)
------------------------------------------------------- ------------ ----------------------------------------
Income (loss) before income taxes                              (435)       1,298         (8)            19
Income taxes                                                    (55)         194         (1)             3
------------------------------------------------------- ------------ ------------ ------------- -------------
Net earnings (loss)                                       $    (380)   $   1,104         (7)%           16%
------------------------------------------------------- ------------ ------------ ------------- -------------
Net earnings (loss) per share
     Basic                                                $    (0.19)  $     0.43
     Diluted                                              $    (0.19)  $     0.35
------------------------------------------------------- ------------ ------------

Overview

In 2000, we had net earnings of approximately $941,000, total revenues of approximately $7,008,000 and operating income of approximately $1,485,000. This is in comparison to 1999 when we had a net loss of approximately $380,000, total revenue of approximately $5,254,000 and an operating loss of approximately $189,000. The change in net earnings was accomplished due to various factors as detailed below:

     o We continued an internal restructuring program that involved the centralization of all North American flight planning activities within our Canadian facility, the elimination of the New York office and the downsizing of our California facility.

     o Our focus on the sale of system licenses generated four more sales during the year. These sales result in one time software license fees as well as ongoing fees for the provision of maintenance and support services.

     o At the end of our second fiscal quarter we terminated our receivables factoring program which in turn reduced our financing costs for the year.

     o We negotiated a settlement with Navtech Applied Research Inc., an affiliated company, in which they returned our common stock to our treasury in return for a reduction in the amounts owed to us.

These gains were offset, in part, by greater marketing activities during the year, including attendance at several prominent industry trade shows and development of promotional and advertising materials.

Revenue

Our revenue is derived from two major sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, and ongoing customer support and (ii) sales of software licenses. We recognize the revenue from software license sales upon the receipt of customer acceptance if no significant vendor obligations remain, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable. Contract sales that do not meet these criteria are recorded as deferred revenues. Systems consulting and implementation fees are recognized when services are rendered. Custom programming, communications and database income, and service bureau and support revenue are recognized ratably over the applicable contract periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earning of revenue are recorded as deferred revenue.

Total revenue increased approximately $1.7 million, or approximately 33%, from approximately $5.3 million in 1999 to approximately $7.0 million in 2000.

Geographic Analysis

The following table shows total revenues on a geographic basis for fiscal 1999 and 2000 (in thousands except percentage amounts):

                                                      Total Revenue       Percentage of Total Revenue
                                                ------------------------------------------------------
                                                        1999         2000          1999          2000
------------------------------------------------ ------------ ------------ ------------- -------------
United States                                      $   4,145    $   4,893         79%            69%
Canada                                                   668          893         13             13
Europe, Mexico, Africa, South America and other          441        1,222          8             16
------------------------------------------------ ------------ ------------ ------------- -------------
                                                   $   5,254        7,008        100%           100%
------------------------------------------------ ------------ ------------ ------------- -------------

Our products and services are used by airline carriers located primarily in the United States and Canada, although our customers are also located in Europe, Mexico, Africa, and South America.

In fiscal 2000, we derived approximately $4.9 million from sales in the United States as compared to approximately $4.1 million in fiscal 1999. This increase is due primarily to:

     o    an increase in software license fees of approximately $349,000

     o    an increase in fees to existing customers of approximately $567,000

     o an addition of new customers representing approximately $148,000 in revenue

Customer   bankruptcies   accounted  for  a  loss  in  service  fee  revenue  of
approximately $316,000 during this period.

Sales in Canada accounted for approximately $893,000 in fiscal 2000 as compared to approximately $668,000 in fiscal 1999. This increase is due primarily to:

     o    an increase in fees to existing customers of approximately $205,000

     o an addition of new customers representing approximately $20,000 in revenue

Sales in other jurisdictions amounted to approximately $1,222,000 in fiscal 2000 as compared to approximately $441,000 in fiscal 1999, which represents an increase of approximately $781,000, or approximately 177%. This increase is due primarily to the inclusion of a full year of operations for Navtech-UK and a software license sale made to a European customer.

Service fees

Revenue from service fees was approximately $5.8 million in 2000 as compared with approximately $4.6 million in 1999, an increase of approximately 26%, or approximately $1.2 million. The increase is due to:

     o an increase in fees to existing customers of approximately $351,000, resulting mainly from an increase in the use of flight planning services as well as additional support fees from customers that transitioned to an in-house system

     o an increase of approximately $427,000 from several new service bureau customers

      o the inclusion of a full year of operations from Navtech-UK compared with one month in 1999, resulting in an increase of approximately $695,000

These increases were offset by decreases from the loss of customers aggregating approximately $166,000 and the bankruptcy or non-renewal of services of customers aggregating approximately $152,000.

Software license fees

Revenue  from  software  license  fees  increased   approximately  $599,000,  or
approximately 99%, from approximately $605,000 in 1999 to approximately $1,204,000 in 2000. During 2000, we completed the sale of a system license to a large US aviation services provider that was started in the last quarter of fiscal 1999. This software license sale was worth approximately $500,000. Apart from this significant contract, we sold three systems licenses, each for an average sales price of approximately $200,000 in 2000, compared to two such licenses in 1999. Each such sale provides for the provision of add-on support and maintenance services, which is reflected in the increase in service fees noted above.


Costs and Expenses

Cost of services

Cost of services consists mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 1999 and 2000 (in thousands except percentage amounts):

                                                                  1999              2000    Percentage Change
----------------------------------------------------- ----------------- ----------------- --------------------
Salaries and benefits                                      $     2,626       $     3,079                17%
Communication costs                                                728               902                24%
Agent costs                                                          -               132                 -
Rent                                                               204               233                14%
Royalties                                                           91                99                 9%
Depreciation                                                        53                73                38%
Other                                                               74                75                 1%
----------------------------------------------------- ----------------- ----------------- --------------------
                                                           $     3,776       $     4,593                22%
----------------------------------------------------- ----------------- ----------------- --------------------

The cost of services was approximately $4.6 million in 2000 compared with approximately $3.8 million in 1999, an increase of approximately $817,000, or approximately 22%. The major components of this increase are:

     o an increase in salaries and benefits of approximately $453,000, of which approximately $382,000 relates specifically to the inclusion of a full year of expenses for Navtech-UK

     o an increase in communication costs of approximately $174,000, of which approximately $32,000 relates specifically to the inclusion of a full year of expenses for Navtech-UK

     o an increase of approximately $132,000 in agent fees, all of which relate to Navtech (UK) Limited

     o an increase in rent of approximately $29,000 related mainly to the inclusion of a full year of expenses for Navtech-UK

In addition, other expenses, including royalties and depreciation, accounted for an increase of approximately $29,000.

Cost of software license fees

The cost of software license fees was approximately $62,000 in 2000 compared with approximately $138,000 in 1999, a decrease of approximately $76,000, or approximately 55%. Although there were more system license sales in 2000, this decrease is reflective of both efficiencies in the installation process and a reduction in the amount of hardware bundled with these license sales.

Research and development

Our research and development activities are undertaken in Canada. Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial tax credits are generated at a rate of 10% of qualifying expenditures. These credits are available to reduce income taxes payable. Investment tax credits for fiscal 2000 have been netted against the provision for income taxes.


Research and development expenses increased from approximately $96,000 in 1999 to approximately $269,000 in 2000, representing an increase of approximately $173,000, or approximately 182%. The Company has claimed scientific research and experimental development investment tax credits of approximately $119,000 for the year ended October 31, 2000 as compared to a claim of approximately $51,000 for the same period in 1999.

Selling, General, and Administrative Expenses

The following table shows the major components of selling, general and administrative expenses for fiscal 1999 and 2000 (in thousands except percentage amounts):

                                                             1999               2000   Percentage Change
------------------------------------------------ ----------------- ------------------ -------------------
Professional and consulting                           $       435       $        472                 9%
Travel                                                        349                551                58%
Marketing                                                      26                125               381%
Provision for bad debts                                        59                 83                41%
Depreciation                                                   16                 22                38%
Other                                                         229                239                 4%
------------------------------------------------ ----------------- ------------------ -------------------
                                                      $     1,114       $      1,492                34%
------------------------------------------------ ----------------- ------------------ -------------------


Selling,   general,  and  administrative  expenses  increased  by  approximately
$378,000, or approximately 34%, from approximately $1.1 million in 1999 to approximately $1.5 million in 2000. This increase can be attributed primarily to:

     o an increase in professional and consulting fees of approximately $37,000, of which approximately $2,000 relates to Navtech-UK

     o an increase in travel costs of approximately $202,000, of which approximately $34,000 relates specifically to the inclusion of a full year of expenses for Navtech-UKo an increase in marketing costs of approximately $99,000

     o    an increase in bad debts of approximately $24,000

     o    an  increase  in  depreciation  and other  expenses  of  approximately
          $18,000

Increased travel costs are primarily attributable to the maintenance of operations in Monterey, California, Crawley, England and Waterloo, Ontario and an increase in marketing and sales activities in all of our geographical segments.

The increase in professional and consulting The increase in professional and consulting fees relates to, among other things, an increased need for legal assistance in negotiating contracts and the expenses related to the exchange offering made to the Navtech-Canada Class B shareholders.

Increased marketing costs are due to an increased effort to raise awareness of our products. Our sales and marketing group attended several key aviation and software trade shows during the year. We also focused efforts on redesigning our logo and rebranding our products for better recognition in the marketplace.

The increase in bad debts in fiscal 2000 was due primarily to the bankruptcy of a significant customer amounting to a loss of approximately $70,000 and losses in Navtech-UK, but was offset by the recovery of several accounts.

Provision for bad debt - related party

During the year,fiscal 2000, we entered into an agreement with Navtech Applied Research Inc., an affiliated party, to reduce the total debt owed to us by transferring certain weather assets to our ownership and by transferring shares of our common stock into our treasury. As a result, we were able to recover an allowance of approximately $904,000 provided for in prior years (see Item 12).


Other Income (Expense)

Interest Expense

Interest expense decreased approximately $99,000, or approximately 28%, from approximately $350,000 in 1999 to approximately $251,000 in 2000. This decrease is primarily attributable to the termination of receivables factoring in the third quarter of fiscal 2000 and the decreased interest payments on loans as they near maturity.


Net Income

The financial statements reflect net income of approximately $1,104,000 for fiscal 2000, as compared to a net loss of approximately $380,000 for fiscal 1999.

We reflected a net increase in revenue of approximately $1.8 million, as offset by a net increase in costs and expenses of approximately $80,000, resulting in a net increase in operating income of approximately $1.7 million. Augmenting this gain was the decrease of approximately $99,000 in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, we had available cash and cash equivalents of $367,234 and working capital of $187,567.

In 2000, we financed a significant part of our operations through amounts received from software license fees, as well as through share issuances.

Our cash flows from operating activities amounted to a net outflow of $456,357 in fiscal 2000 as compared to a net inflow of $352,760 in fiscal 1999. We used cash generated by debt and equity financing to settle a significant portion of our accounts payable.

Our cash flows from investing activities amounted to a net cash inflow of $375,858 in fiscal 2000 as compared to a net cash outflow of $231,676 in fiscal 1999.We advanced $68,858 to Navtech Applied Research Inc., of which $36,809 remained outstanding at year end. This year end balance is secured by a note. In addition, we purchased capital assets in the amount of $307,500.

Our cash flows from financing activities amounted to a net inflow of $1,207,307 in fiscal 2000 as compared to a net outflow of $120,817 in fiscal 1999. During the year we obtained $1,267,939 in equity financing and $227,720 in non-bank debt. In turn, we made principal payments of $342,085.

As of October 31, 2000, we had no significant capital commitments. However, we may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.


PLAN OF OPERATION

With the return to profitability and the elimination of our working capital deficiency, we are targeting four specific areas to provide additional capital and to further improve earnings in the next fiscal year.

Equity

During fiscal 2000 we received private subscriptions for 1,000,000 common shares of common stock from two investors for aggregate proceeds of $1,000,000. Our plans in 2001 are as follows:

     o    seek to raise additional equity capital

     o seek to have our stock relisted on NASDAQ to allow for greater access to the market for our shareholders

     o launch a shareholder oddlot repurchase program designed to reduce costs in connection with shareholder communications

Line of Credit

Navtech-Canada currently has a demand line of credit of $50,000 Canadian. We are committed to renegotiating this operating facility based on the strength of our financial results. In addition, we are negotiating with our U.S. bank for a line of credit. These facilities would be used in our daily operations. Any financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

Sales Force

With our product rebranding complete, we are now focusing our efforts on a new marketing program designed to reintroduce our full product offering to the North American, South American and European marketplaces. In fiscal 2000, we took significant steps in this direction by hiring a new Executive Vice President - Sales and Marketing and Director of Sales - UK. Both of these individuals bring with them significant experience in the aviation field having worked with one of our major competitors in senior positions.

In early November 2000, we opened our Denver, Colorado sales office. Our Executive Vice President - Sales and Marketing is based in this office and will coordinate our corporate sales and marketing efforts from there using staff in all of our locations. We have hired additional staff in both the U.S. and the U.K. in anticipation of the increased efforts.

Further Rationalization

In fiscal 2000 we carried out a detailed review and rationalization of our operations in order to identify areas for cost reduction or elimination. Our centralization of all flight planning functions in our Waterloo, Canada office serves as an example of this review. We have identified further areas of cost reduction in our fiscal 2001 budgeting process.

ITEM 7.    FINANCIAL STATEMENTS
The financial statements begin on Page F-1 following Item 13 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 25, 2000, we dismissed Grant Thornton LLP as our independent certified public accountants. This decision was made by our Board of Directors.

The reports of Grant Thornton LLP on our financial statements as of October 31, 1998 and 1999 and for the years then ended neither contain an adverse opinion or a disclaimer of opinion nor are they modified as to uncertainty, audit scope or accounting principles, except that the opinions included an explanatory paragraph that there were conditions that raised substantial doubt about our ability to continue as a going concern.

During the fiscal years ended October 31, 1998 and 1999 and the period from November 1, 1999 to April 25, 2000, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Effective April 27, 2000, we engaged Deloitte & Touche LLP as our independent certified public accountants for the fiscal year ended October 31, 2000. Our Board of Directors approved the engagement of Deloitte & Touche LLP.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following table sets forth the positions and offices presently held by each of our directors and executive officers and their ages as of November 30, 2000:

============================ ========= =========================================
Name                         Age       Positions and Offices
============================ ========= =========================================

Duncan Macdonald             41        Chairman of the Board and
                                        Chief Executive Officer

---------------------------- --------- -----------------------------------------

Derek Dawson                 31        President and Chief Operating Officer

---------------------------- --------- -----------------------------------------

David Strucke                32        Chief Financial Officer

---------------------------- --------- -----------------------------------------

Dennis Steinbeck             44        Executive Vice President -
                                        Sales & Marketing

---------------------------- --------- -----------------------------------------

Thomas D. Beynon             59        Director

---------------------------- --------- -----------------------------------------

Prashant Gupta               40        Director

---------------------------- --------- -----------------------------------------

Martin J. Hamrogue           59        Director

---------------------------- --------- -----------------------------------------

James McGinty                58        Director

---------------------------- --------- -----------------------------------------

Denis L. Metherell           68        Secretary and Director

============================ ========= =========================================


         Duncan Macdonald has served as Chief Executive Officer of Navtech since March 1996, Chairman of the Board of Navtech since January 2000, and a Director of Navtech since December 1999. He served as Chief Financial Officer of Navtech from July 1995 to January 1999. Since January 1992, Mr. Macdonald has also served as managing partner of Kintyre & Company Limited, a management consulting firm based in Ottawa, Ontario. In addition, since December 1998, he has served as President of St. Andrews Technology Associates, Inc., the general partner of St. Andrews Capital Limited Partnership, a California-based investment partnership.

         Derek Dawson has served as Chief Operating Officer of Navtech since January 1999 and President of Navtech since January 2000. Mr. Dawson has been a business instructor, on a part-time basis, at Wilfrid Laurier University since 1997. From September 1997 to January 1999, Mr. Dawson was Vice President - Operations of Navtech. From 1995 to 1997, he served as Manager for Corporate Development for a large industrial contracting firm. From 1991 to 1995, Mr. Dawson was an air navigator with the Canadian Air Force involved in strategic and tactical airlifts as well as training duties.

         David Strucke has served as Chief Financial Officer of Navtech since January 2000. Mr. Strucke served as Vice President - Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting, and Business Analyst from January 1999 to October 1999. Prior to joining us, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions for an automotive capital equipment manufacturer from 1997 to 1998. From 1996 to 1997, Mr. Strucke performed financial and accounting consulting work for manufacturing companies. Prior to 1996, he served as a Business Analyst for a publicly traded sheet metal manufacturer.

         Dennis Steinbeck has served as Executive Vice President - Sales & Marketing of Navtech since July 2000. Prior to joining Navtech, he served as Director - Airline Marketing and Sales with Jeppesen Sanderson, Inc. from 1998 to 2000. From 1994 to 1998 Mr. Steinbeck served as Senior Manager Airline Sales with Jeppesen.

         Thomas D. Beynon is a partner in the Waterloo law firm of McCarter Grespan Robson Beynon Thompson LLP and a member of the Law Society of Upper Canada. He has been with the firm since March 1996. Prior to this, Mr. Beynon spent six years with a Canadian national law firm, Sims Clement Eastman, from 1991 to 1996. His primary focus is in the areas of commercial, corporate and finance law with a diverse client base of both public and private Canadian corporations. He also served on the Board of Waterloo Microsystems Inc. from 1986 to 1990. Mr. Beynon holds memberships in the Institute of Corporate
Directors and the American Bar Association and he is a founding member and director of Communitech, a technology association in Southwestern Ontario. Mr. Beynon has been a director of Navtech since July 2000.

         Prashant Gupta served as Chief Technology Officer of CrossWorlds Software Inc. of Burlingame, California from April 1996 to September 2000. In addition, Mr. Gupta sits on the Board of Directors for the Open Architecture Group (OAG), a standards organization, as well as for Global Weather Dynamics, Inc., Intyc Solutions and Wizards. Mr. Gupta has published eight papers and filed ten patents in the areas of networking, telecommunications and database technology. Prior to joining CrossWorlds, Mr. Gupta was the software architect at Illusta/Informix from December 1995 to April 1996. There he designed the server interface that provides specialized and user-defined data type extensibility to Informix's Universal Data Server. During his tenure at Sybase, from June 1992 to December 1995, he served as the chief technical architect for several key middleware and connectivity projects that established the company as the market leader in this technology segment. Mr. Gupta has been a director of Navtech since July 2000.

         Martin J. Hamrogue is CEO and Chairman of the Board of Virgin Express Ireland Ltd., an airline serving the European marketplace. He has served as Virgin's CEO since its formation in 1998. Prior to Virgin, Mr. Hamrogue served in various capacities at Trans World Airlines, including most recently as General Manager Operations Control from 1995 to 1998. Prior to this position, he served as Director Operations Systems where he was responsible for all computer and communications systems for TWA's operations department. In total, Mr. Hamrogue has over 35 years of airline management experience. Mr. Hamrogue has been a director of Navtech since July 2000.

         James McGinty is President of Cambridge Information Group, a corporate holding company managing several internet-based information companies. Mr. McGinty is responsible for the strategic direction and overall management of all Cambridge companies. He previously served as President of Cambridge Scientific Abstracts from 1992 to 2000. Prior to that time, Mr. McGinty spent over 20 years with Dun & Bradstreet Corporation. In his last assignment with D&B, Mr. McGinty was Managing Director of D&B North Pacific with responsibility for Business Information Group operations in Hong Kong, Korea, Singapore, Malaysia, the Philippines and China. Mr. McGinty has been active in the Information Industry Association, serving on IAA's Board of Directors from 1984 to 1988. Mr. McGinty has been a director of Navtech since July 2000.

         Denis L. Metherell has served as Secretary of Navtech since October 1994 and a director of Navtech since July 1994. Mr. Metherell also served as Treasurer of Navtech from November 1994 to March 1996 and Chief Financial Officer from November 1994 to July 1995. He served as Vice President of Navtech-Canada from June 1993 to July 1995 and also serves as Vice President and a director of AVCON Associates Inc., which leases computers to Navtech-Canada. From 1976 to 1992, Mr. Metherell served as a technical consultant to Northwest Airlines where he was a major contributor to the IATA standard computerization Aircraft Performance specifications. He has also been a standing member of numerous committees with the FAA, ATA and IATA.

         Each director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2000, all Section 16(a) filing requirements applicable to the officers, directors and 10% stockholders were complied with, except that Messrs. Beynon, Gupta, Hamrogue, McGinty, Steinbeck and Sosnowski filed their respective Form 3 late. Also, Robert N. Snyder and EasyFlying S.A., each a 10% stockholder, filed their respective Form 3 late, and Dorothy English, formerly an officer and director of Navtech and currently a 10% stockholder, filed four Forms 4 late (two reporting two transactions each and two reporting one transaction each).

ITEM 10.      EXECUTIVE COMPENSATION

     (a)  Summary Compensation Table

         During the fiscal year ended October 31, 2000, none of our executive officers had total salary and bonus in excess of $100,000. The following table sets forth information concerning the compensation of Duncan Macdonald, our Chief Executive Officer, for the fiscal year ended October 31, 2000:

================ ======== ==================================== =================================== ==============
                                  Annual Compensation                Long-Term Compensation
---------------- -------- ----------- -------- --------------- ------------------------- --------- --------------
                                                                        Awards           Payouts
---------------- -------- ----------- -------- --------------- ----------- ------------- --------- --------------
                                                                           Common
Name and                                                       Restricted  Stock
Principal                                      Other Annual    Stock       Underlying    LTIP      All Other
Position         Year     Salary      Bonus    Compensation    Award(s)    Options       Payouts   Compensation
---------------- -------- ----------- -------- --------------- ----------- ------------- --------- --------------
Duncan
Macdonald,       2000     $81,820     -0-      $  2,500(1)     -0-         50,000        -0-       -0-
Chief            1999     $5,000      $20,000  $ 28,927(1)     -0-         -0-           -0-       -0-
Executive        1998     -0-         -0-      $106,486(1)     -0-         -0-           -0-       -0-
Officer
================ ======== =========== ======== =============== =========== ============= ========= ==============
(1)      Represents amounts paid as an independent advisor to Navtech. Excludes amounts paid to Kintyre & Company Limited, an entity controlled by Mr. Macdonald, for consulting services rendered to Navtech-Canada.  See Item 12.

     (b) Option Grants Table

         The following table sets forth certain information with regard to the grants of stock options during the fiscal year ended October 31, 2000 to Mr.
Macdonald:

=============================================================================================================
                       Shares of Common Stock  Percent of Total Options
                         Underlying Options    Granted to Employees in      Exercise
         Name                 Granted                Fiscal Year          Price/Share     Expiration Date
-------------------------------------------------------------------------------------------------------------
Duncan Macdonald               50,000                    3.9%               $0.28125          02/07/05
=============================================================================================================

     (c) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

         The following table sets forth certain information concerning options exercised by Mr. Macdonald during the fiscal year ended October 31, 2000 and the value as of October 31, 2000 of unexercised options held by Mr. Macdonald:

===================== ================== =============== ========================= ========================
                                                          Number of Unexercised     Value of Unexercised
                                                                Options at          In-the-Money Options
                       Shares Acquired                       October 31, 2000        at October 31, 2000
Name                     on Exercise     Value Received
                                                         ------------------------- ------------------------
                                                         Exercisable/Unexercisable Exercisable/Unexercisable
--------------------- ------------------ --------------- ------------------------- ------------------------
Duncan Macdonald           200,000          $122,750           -0-/ 50,000              -0-/ $35,938
===================== ================== =============== ========================= ========================

     (d)  Compensation of Directors

         Our By-Laws provide that Directors shall be reimbursed for travel expenses incurred in attending any meeting of the Board or any of its committees. The By-Laws also state that the Directors, with the exception of salaried officers, shall be paid a fee for attending Board or committee meetings. This fee shall be an amount as fixed by the Board. No Directors' fees have been paid to date. Our By-Laws also provide, to the extent permitted by law, for certain indemnification of our Directors. On August 3, 2000, Messrs Beynon, Gupta, Hamrogue, McGinty and Metherell were each granted options for 25,000 shares of common stock at an exercise price of $1.1875 per share.

     (e) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

         See Item 12 for a discussion of a services agreement between Kintyre & Company Limited, an entity controlled by Mr. Macdonald, and us.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Our common stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding our outstanding common stock beneficially owned as of November 30, 2000 by:

     o each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock,
     o    each present Director,
     o each person named in the Summary Compensation Table above, and o all of our present executive officers and directors as a group

========================================= ============================== =========================
Name and Address of Beneficial Owner      Number of Shares               Approximate Percentage
                                                                         of Outstanding Shares
----------------------------------------- ------------------------------ -------------------------
Robert N. Snyder                          815,000(1)                     22.8%
#601, 7200 Wisconsin Avenue
Bethesda, Maryland
----------------------------------------  -----------------------------  ------------------------
Duncan Macdonald                          546,543(2)                     15.6%
21 Antares Drive
Nepean, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
EasyFlying S.A.                           500,000(3)                     14.5%
2 Rue Marcel Doret - Immeuble Antares
31700 Blagnac, France
----------------------------------------- ------------------------------ -------------------------
Dorothy A. English                        465,000(4)                     12.5%
175 Columbia Street West
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
St. Andrews Capital Limited Partnership   296,543(5)                     8.6%
11 Bedford Crescent
Ottawa, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Republic Electronics Corporation          250,000(3)                     7.2%
5801 Lee Highway
Arlington, Virginia
----------------------------------------- ------------------------------ -------------------------
Denis L. Metherell                        168,500(6)(7)                  4.9%
175 Columbia Street West
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Thomas D. Beynon                          12,500(6)                      *
675 Riverbend Drive
Kitchener, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Prashant Gupta                            12,500(6)                      *
577 Airport Blvd, Ste 800
Burlingame, California
----------------------------------------- ------------------------------ -------------------------
Martin J. Hamrogue                        12,500(6)                      *
Virgin House, Shannon Airport
County Clare, Ireland
----------------------------------------- ------------------------------ -------------------------
James McGinty                             12,500(6)                      *
7200 Wisconsin Ave, Ste 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
All executive officers and directors as
a group (11 persons)                      945,043(2)(6)(7)(8)            25.5%
========================================= ============================== =========================

*    Less than 1%

(1) Based upon Schedule 13D filed with the Securities and Exchange Commission. Includes (i) 125,000 shares that are issuable upon the exercise of a warrant that is currently exercisable and (ii) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Mr. Snyder is a general partner. Also includes 150,000 shares subject to a stock purchase agreement entered into between Mr. Snyder, as purchaser, and Navtech Applied Research Inc., as seller. The closing of the purchase and sale of the shares is scheduled to take place on January 12, 2001.

(2) Represents (i) 200,000 shares beneficially owned by Mr. Macdonald, (ii) 296,543 shares owned by St. Andrews Capital Limited Partnership, an entity controlled by Mr. Macdonald, and (iii) 50,000 shares that are issuable to Mr. Macdonald upon exercise of options that are exercisable within the next 60 days.

(3) Based upon Schedule 13G filed with the Securities and Exchange Commission.

(4) Represents (i) 205,000 shares beneficially owned by Ms. English and (ii) 260,000 shares that are issuable to Ms. English upon exercise of options that are currently exercisable or exercisable within the next 60 days. Excludes the 150,000 shares referred to in footnote 1 that are subject to a stock purchase agreement between Mr. Snyder and Navtech Applied Research Inc., an entity of which Ms. English is the Chairman, Chief Executive Officer and sole shareholder.

(5)  See footnote (2).

(6) Includes 12,500 shares that are issuable upon exercise of options that are currently exercisable or exercisable within the next 60 days.

(7) Based upon Schedule 13D filed with the Securities and Exchange Commission. Includes 64,670 shares owned jointly with Mr. Metherell's wife and 91,330 shares held by Mr. Metherell in a retirement trust.
(8) Includes 140,000 shares that are issuable to executive officers upon exercise of options that are exercisable with the next 60 days.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.       Dorothy English / Navtech Applied Research Inc.

General

Dorothy English is currently an employee of Navtech-Canada and until July 2000 was one of our officers and directors. She owns all of the stock of Navtech Applied Research Inc. NARI currently owns 150,000 shares of our common stock; these shares, however, are subject to a purchase agreement between NARI and a third party that provides for a closing date of January 12, 2001.

As of October 23, 2000, NARI was indebted to us in the aggregate amount of $1,288,724. This balance consisted of several promissory notes with varying terms as well as unsecured advances. For financial reporting purposes, we had provided for an allowance of $928,412 against this debt as of October 31, 1999 (see Item 7). The resulting net balance was believed to approximate the estimated fair value of certain weather software assets owned by NARI at October 31, 1999.

Weather Software Assets

NARI acquired certain weather software assets on July 15, 1998 in a transaction that included the purchase of 300,000 shares of our common stock for distribution both to the seller of the assets and an unrelated third party as a finder's fee. As part of the transaction, we received an assignment of the customer contracts previously maintained by the seller. Following the acquisition of these assets, we entered into a non-exclusive, non-transferable software license agreement with NARI for a term commencing August 1, 1998 and expiring initially on October 31, 1999. Under this agreement we were granted the right to install, configure, modify and use in our business the software acquired by NARI. In return, we were obligated to pay royalties in an amount equal to 10% of certain revenues derived from the sale of data processed using the licensed software. In order to finance its purchase of the assets, NARI borrowed funds from us. Among other terms, the promissory notes it delivered to us called for the application of any royalties due by us to NARI first to the reduction of the amounts due under these specific promissory notes.

Debt Reduction

On October 23, 2000, we entered into a series of transactions with NARI to recover the amount due from NARI to us as follows:

     o The weather software assets were transferred to us in return for a reduction of debt. We believe that the estimated fair value for tax purposes of $147,651 is equivalent to the software's fair market value at October 23, 2000, the date of the valuation.
     o NARI returned 502,766 shares of our common stock to treasury in return for a further reduction of debt. At the time of the transfer, the shares' market value was $942,686.
     o NARI signed two promissory notes in the cumulative amount of $56,400 Canadian ($36,809 US as at October 31, 2000) payable on or before January 15, 2001 from the proceeds NARI is anticipated to receive from the sale of its remaining 150,000 shares of our common stock (see footnote (1) to Item o 11). Subsequent to October 31, 2000, NARI delivered an additional promissory note of $7,000 Canadian payable in the same manner.
     o As part of the asset transfer and treasury stock transfer, for financial reporting purposes, we reduced our allowance for doubtful accounts by $743,014 and recorded this reduction as an addition to other income (see Item 7).

Upon the payment of the three remaining promissory notes, there will be no further amounts due from NARI.


2.       AVCON Associates Inc.

Denis L. Metherell, our Secretary and one of our Directors, is a Vice-President and a Director of AVCON Associates Inc. Mr. Metherell's wife is AVCON's controlling shareholder. AVCON leases certain computer equipment to Navtech-Canada. Under the present agreements, we are required to make varying payments until November 2004. We believe that the lease payments, which commenced July 1999 at $1,952 Canadian per month, are no higher than would be payable to a nonaffiliated third party.

On October 31, 1996, we executed and delivered to AVCON a promissory note in the principal amount of $53,000 Canadian to evidence amounts due as of such date. On June 1, 1999, we amended the note to include additional arrears that had accumulated on the two leases. The amended note is in the principal amount of $90,000 Canadian, provides for interest at the rate of 18% per annum and is payable as follows:

     o interest only of $1,350 Canadian per month from July 1999 to September 2000;
     o interest and principal of $2,400 Canadian per month from October 2000 to April 2005; and
     o a residual payment of principal and interest of $1,263 Canadian in May 2005.

3.       Duncan Macdonald

Effective December 1, 1998, we entered into a 20 month employment agreement engaging Mr. Macdonald as our Chief Executive Officer. Mr. Macdonald was entitled to receive a base quarterly fee of $1,250 commencing with the fiscal quarter ended January 31, 1999. On May 1, 2000, contemporaneous with the employment of Mr. Macdonald by Navtech-Canada on a full-time basis, the previous employment agreement was terminated. During the fiscal year ended October 31, 2000, we paid approximately $2,500 under the aforementioned employment agreement.

Kintyre & Company Limited

Effective January 1, 1999, Navtech-Canada entered into a two year services agreement with Kintyre & Company Limited, a company controlled by Mr. Macdonald. Under the agreement, Kintyre has agreed to provide the services of Mr.
Macdonald, as well as other Kintyre staff as needed, to assist us in our strategic corporate structuring and corporate finance and accounting activities. Kintyre is entitled to receive a base monthly fee of $23,250 Canadian, plus additional amounts upon the meeting of certain time thresholds and an annual bonus of $8,700 Canadian. Effective with the employment of Mr. Macdonald by Navtech-Canada on May 1, 2000, the base amount was reduced to $11,000 Canadian per month.

During the fiscal year ended October 31, 2000, we paid approximately $182,000 under the agreement with Kintyre.

St. Andrews Capital Limited Partnership

In April 1999, St. Andrews Capital Limited Partnership advanced $90,000 to us for working capital purposes. Mr. Macdonald serves as President of the general partner of St. Andrews Capital and is the controlling stockholder of such general partner. The advance was repaid in September 2000, together with interest at the rate of 18% per annum.

On October 1, 1999, St. Andrews Capital advanced $128,830 to us to finance our acquisition of Skyplan Services (UK) Limited. At the time of the loan, we had sufficient working capital to undertake the transaction, but determined that it was prudent to obtain outside financing. St. Andrews Capital and we agreed in principle that the loan would bear interest at the rate of 10% per annum and would be repayable in 24 equal monthly payments of approximately $5,945 commencing November 1, 1999. We also agreed in principle that the principal amount of the loan would be convertible into our common stock at a conversion price of $0.375 per share effective on the first day following the approval of an increase in our authorized share capital sufficient for such purpose. We held an annual meeting of shareholders on January 14, 2000. At this meeting a proposal to increase our authorized share capital was approved. This provided sufficient share capital to permit such conversion. On October 31, 2000, St. Andrews Capital exercised its conversion rights and converted the principal balance of approximately $111,204 into 296,543 shares of our common stock.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

     3(A) Certificate of Incorporation, as amended (7)

     3(B) By-Laws (6)

     10(A)Consulting Agreement dated as of November 1, 1993 between Compuflight,
          Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

     10(B)Promissory  Note  dated as of  November  1,  1993  payable  by Bert E.
          Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

     10(C)Lease dated October 8, 1996 between Ferdi Investments Company Limited and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (3)

     10(D) 1995 Key Employees and Advisors Stock Option Plan, as amended (2)

     10(E)Retirement  Agreement  dated as of August 5, 1999,  between Russell K.
          Thal and Compuflight, Inc. (4)

     10(F)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $600,000. (4)

     10(G)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $60,594. (4)

     10(H)Sale Purchase  Agreement  dated as of October 1, 1999 between  Navtech
          Systems Support, Inc., and Skyplan Services Limited for the shares of Skyplan Services (UK) Limited. (4)

     10(I)Forbearance  and Continued  Service  Agreement  dated as of October 1,
          1999 between Navtech Systems Support and Skyplan Services Limited. (4)

     10(J)Contract for Services  Agreement  between Navtech Systems Support Inc.
          and Kintyre and Company Limited dated as of January 1, 1999. (5)

     10(K)Promissory  Note  dated as of  September  1, 2000  payable  by Navtech
          Applied Research, Inc., to the order of Navtech Systems Support Inc. in the principal amount of $50,000 Canadian and Amendment thereto.

     10(L)Promissory  Note  dated as of  October  23,  2000  payable  by Navtech
          Applied Research, Inc., to the order of Navtech Systems Support Inc. in the principal amount of $6,400 Canadian.

     10(M)Promissory  Note  dated as of  November  10,  2000  payable by Navtech
          Applied Research, Inc., to the order of Navtech Systems Support Inc. in the principal amount of $7,000 Canadian.

     10(N)Asset  Purchase  Agreement  and Bill of Sale dated as of  October  23,
          2000 between Navtech, Inc. and Navtech Applied Research Inc.

     10(O)Share  Transfer  Agreement  dated  as  of  October  23,  2000  between
          Navtech, Inc. and Navtech Applied Research Inc.

     10(P)Lease  dated  March 20,  2000  between  Mahoney-Tancredi  Company  and
          Navtech, Inc. with respect to Monterey, California premises.

     10(Q)1999 Stock Option Plan(8)

     10(R)Lease  Agreement  dated as of June 1,  1999  between  Navtech  Systems
          Support Inc. and AVCON Associates Inc.

     21   Subsidiaries

     27   Financial Data Schedules


(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated December 1, 1993.

(2) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.

(3) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

(4) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

(5) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Amended Annual Report on Form 10-KSB/A for the fiscal year ended October 31, 1998.

(6) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

(7) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 2000.

(8) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Registration Statement on Form S-8 (File No. 333-32656)

b)  Reports on Form 8-K
       We did not file any Current Reports on Form 8-K during the quarter ended October 31, 2000.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Navtech, Inc.


We have audited the accompanying consolidated balance sheet of Navtech, Inc. and subsidiaries (the "Company") as of October 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Navtech, Inc. and subsidiaries as of October 31, 2000, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Chartered Accountants
Kitchener, Ontario
December 21, 2000

                         REPORT OF INDEPENDENT CERIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Navtech, Inc.


We have audited the accompanying consolidated balance sheet of Navtech, Inc. and Subsidiaries (the "Company") as of October 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Navtech, Inc. and Subsidiaries as of October 31, 1999, and the results of consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, as of October 31, 1999, the Company has a deficiency in working capital and stockholders' equity of $1,331,098 and $1,149,122, respectively, and has incurred a net loss of $380,244 for the year ended October 31, 1999. These factors, among others, as described in Note 18 to the consolidated financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
Melville, New York
December 10, 1999, except for Note 9
     as to which the date is January 14, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended October 31,                                                               1999              2000
--------------------------------------------------------------------------------------------------------------------
REVENUE
   Service fees                                                                    $   4,648,483     $   5,803,962
   Software license fees                                                                 605,093         1,204,162
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                       5,253,576         7,008,124
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of services                                                                    3,776,191         4,593,141
   Cost of software license fees                                                         137,454            62,186
   Research and development                                                               95,405           269,132
   Selling, general and administrative                                                 1,114,354         1,491,302
   Provision for (recovery of) bad debt - related party (Note 5)                         316,453          (904,102)
   Amortization of goodwill                                                                3,215            11,200
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                            5,443,072         5,522,859
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                           (189,496)        1,485,265
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense                                                                     (350,292)         (251,266)
   Interest revenue                                                                      104,347            64,042
--------------------------------------------------------------------------------------------------------------------
                                                                                        (245,945)         (187,224)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                       (435,441)        1,298,041
Income taxes (Note 13)                                                                   (55,197)          193,787
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                $    (380,244)    $   1,104,254
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share (Note 12)
   Basic                                                                           $       (0.19)    $        0.43
   Diluted                                                                         $       (0.19)    $        0.35
--------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements


CONSOLIDATED BALANCE SHEETS

October 31,                                                                                  1999              2000
--------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                                         $      4,504     $    371,639
   Accounts receivable (net of allowance for bad debts
     of $122,370; 1999 - $189,329)                                                        853,876          904,336
   Prepaid expenses and other                                                              23,786           79,681
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          882,166        1,355,656
--------------------------------------------------------------------------------- ---------------- -----------------
Investment Tax Credits Receivable (Note 3)                                                314,603          100,238
Capital Assets (Note 4)                                                                   340,488          663,802
Due From Related Party (Note 5)                                                           318,760           36,809
Goodwill (net of accumulated amortization of $21,362; 1999 - $10,162)                     120,838          109,638
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,976,855     $  2,266,143
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                          $  1,286,923     $    732,488
   Note payable - factoring                                                               191,016                -
   Income taxes payable                                                                         -          184,209
   Due to related parties - current portion (Note 6)                                      265,696          133,971
   Long-term debt - current portion (Note 7)                                              128,672          173,626
   Obligations under capital lease - current portion (Note 7)                                   -            2,525
   Deferred lease inducements - current portion (Note 8)                                   14,764           14,196
   Deferred revenue                                                                       326,193                -
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        2,213,264        1,241,015
--------------------------------------------------------------------------------- ---------------- -----------------
Due To Related Parties (Note 6)                                                           533,843          310,790
Long-Term Debt (Note 7)                                                                    47,043          175,578
Obligations Under Capital Lease (Note 7)                                                        -            5,801
Deferred Lease Inducements (Note 8)                                                        88,584           70,980
Minority Interest                                                                         243,243                -
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        3,125,977        1,804,164
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments And Contingencies (Note 14)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital (Note 9)                                                                      2,002            3,917
Treasury stock (Note 9)                                                                         -         (942,686)
Additional paid-in capital                                                              1,680,445        3,133,472
Accumulated other comprehensive income                                                     51,175           45,766
Deficit                                                                                (2,882,744)      (1,778,490)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                       (1,149,122)         461,979
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,976,855     $  2,266,143
--------------------------------------------------------------------------------- ---------------- -----------------
See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                      Accumulated                          Total
                                                         Additional     Other                            Stockholders'    Total
                                    Share  Capital       Paid-In     Comprehensive  Treasury               Equity/    Comprehensive
                                   Shares    Amount      Capital     Income (Loss)   Stock     Deficit  (Deficiency)  Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balances, November 1, 1998          2,001,980 $  2,002    $1,680,445     $57,450      $-    $(2,502,500)  $(762,603)
Translation adjustments                                                   (6,275)                            (6,275)       $ (6,275)
Net loss                                                                                       (380,244)   (380,244)       (380,244)
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 1999          2,001,980    2,002     1,680,445      51,175      $-     (2,882,744) (1,149,122)     $ (386,519)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of shares (Note 9)         1,353,543    1,353     1,244,825                                      1,246,178
Stock options exercised               370,000      370       132,593                                        132,963
Issuance of shares on Navtech
  B exchange  (Note 9)                192,000      192       236,697                                        236,889
Treasury shares (Note 9)                                    (161,088)              (942,686)             (1,103,774)
Translation adjustments                                                   (5,409)                            (5,409)         (5,409)
Net earnings                                                                                   1,104,254  1,104,254        1,104,254
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2000          3,917,523   $3,917    $3,133,472    $ 45,766  $(942,686) $(1,778,490) $ 461,979      $1,098,845
------------------------------------------------------------------------------------------------------------------------------------
See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Year Ending October 31,                                                               1999              2000
--------------------------------------------------------------------------------- ---------------- -----------------
OPERATING ACTIVITIES
Net earnings (loss)                                                                  $   (380,244)    $  1,104,254
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Depreciation                                                                            83,905          112,860
   Amortization of goodwill                                                                 3,215           11,200
   Provision for uncollectible accounts                                                    59,423          (61,976)
   Recovery of bad debt - former parent company                                                 -         (904,102)
   Loss on sale of assets                                                                       -            1,218
   Deferred lease inducements                                                             (14,521)         (14,741)
Changes in operating assets and liabilities:
   Accounts receivable                                                                   (246,489)         (18,105)
   Prepaid expenses and other                                                               9,174          (58,640)
   Investment tax credits receivable                                                      143,065          212,841
   Accounts payable, accrued liabilities and other liabilities                            183,407         (709,079)
   Deferred revenue                                                                       320,809         (325,694)
   Note payable - factoring                                                               191,016                -
   Income taxes payable                                                                         -          193,787
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          352,760         (456,177)
--------------------------------------------------------------------------------- ---------------- -----------------
INVESTING ACTIVITIES
Acquisition of Navtech-UK, net                                                           (103,166)               -
Proceeds on sale of capital assets                                                              -              500
Advances to former parent company, net                                                    (51,600)         (68,858)
Purchase of capital assets                                                                (76,910)        (307,500)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (231,676)        (375,858)
--------------------------------------------------------------------------------- ---------------- -----------------
FINANCING ACTIVITIES
Repayment of cash overdraft                                                              (136,858)               -
Restricted cash                                                                            50,000                -
Proceeds from (repayment of) bank loan, net                                               (41,055)          53,733
Repayment of loans                                                                       (168,819)         (94,800)
Repayment of notes                                                                        (76,915)        (247,285)
Proceeds from loans                                                                       252,830          227,720
Issuance of common shares                                                                       -        1,267,939
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (120,817)       1,207,307
--------------------------------------------------------------------------------- ---------------- -----------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                    4,237           (8,137)
Net cash flow                                                                               4,504          367,135
Cash and cash equivalents, beginning of year                                                    -            4,504
--------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents, end of year                                               $      4,504     $    371,639
--------------------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                            $    320,000     $    231,500
   Cash paid during the year for income taxes                                        $          -     $          -
--------------------------------------------------------------------------------- ---------------- -----------------
See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF THE BUSINESS

The Company is engaged in the business of (1) providing computerized flight planning services to all segments of the aviation industry, but principally to commercial airlines and corporate aircraft users and (2) selling customized licensed versions of their proprietary software to end users mainly throughout North America, Europe and Asia.

2.       SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Navtech Systems Support Inc. ("Navtech-Canada") and Navtech (UK) Limited ("Navtech-UK"). During the year ended October 31, 2000, Efficient Aviation Systems Inc., a wholly-owned subsidiary of the Company, and Navtech-Canada amalgamated and continued on as Navtech Systems Support Inc.

Foreign currency translation

a)       Translation of foreign subsidiaries' accounts

Assets and liabilities of the Company's foreign subsidiaries are translated from their local currencies to US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenditures are translated at the average rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in comprehensive income as a separate component of stockholders' equity.

b)       Translation of foreign currency transactions

Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. Monetary assets and liabilities denominated in a currency other than the functional currency are converted to the functional currency at the exchange rate in effect at each period end. All foreign currency transaction gains and losses have been included in earnings.

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

 Purchased computer software  2.5-5 years    Declining balance and straight line
 Computer equipment           3-5 years      Declining balance and straight line
 Furniture and fixtures       5-10 years     Declining balance and straight line
 Office furniture
    under capital lease       5 years        Declining balance
 Office equipment             5 years        Declining balance and straight line
 Leasehold improvements       Term of lease  Straight line

Goodwill

Goodwill is recorded at cost. Amortization is computed on the straight-line method over ten years.

Minority interest

During the year ended October 31, 2000, the Company purchased all of the outstanding Class B special shares of Navtech-Canada as more fully described in
Note 9. As a result, as at October 31, 2000, there is no minority interest. Asset impairment

The Company reviews the carrying value of intangible and other long-lived assets at least annually for evidence of impairment. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

Research and development costs

The Company incurs costs related to research and development of its software. To date, the Company has not capitalized any development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company has defined the attainment of technological feasibility as completion of a working model. The costs incurred between the time of establishment of a working model and the time when the products are marketable are insignificant. Consequently, costs that are eligible for capitalization are expensed in the period incurred.

Investment tax credits

Investment tax credits are recorded as a reduction of income tax expense.

Revenue recognition

The Company records revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenues upon the receipt of customer acceptance if no significant vendor obligations remain, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable. Contract sales that do not meet the above criteria are recorded as deferred revenue. Third-party costs incurred by the Company that are directly related to software license contract sales are deferred until such time as the related revenues are recognized.

Systems consulting and implementation fees are recognized upon rendering of services. Custom programming, communications and database income, and service bureau and support revenue are recognized ratably over applicable contract periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates or assumptions.

Recently issued accounting pronouncement

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. Implementation of SAB 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. In the Company's case this would be the Company's fiscal year commencing November 1, 2000. The Company has not completed its assessment of the impact of SAB 101 on its revenue recognition policies.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, the Company will adopt SFAS No. 133, as amended by SFAS No. 138, on November 1, 2000. The Company does not expect the initial adoption of SFAS No. 133 to have a material effect on its operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or award; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. The Company has determined that the application of FIN 44 has no material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is in the process of evaluating the impact, if any, on its reported financial condition or results of operations from the adoption of SFAS No. 140.


3.       INVESTMENT TAX CREDITS RECEIVABLE

Navtech-Canada has filed claims for Investment Tax Credits for its scientific research and experimental development activities for fiscal years ended October 31, 1992 through October 31, 2000. Scientific research and experimental Investment Tax Credits ("ITCs") are available to certain entities located in Canada carrying out qualified research and development. Further, these credits, since 1995, have been available at both the federal and provincial level.

Claims 1992 - 1995

All of Navtech-Canada's claims for the fiscal years ended October 31, 1992 through October 31, 1995 were subjected to both financial and technical audits by the Canada Customs and Revenue Agency ("CCRA"), the Canadian taxing authority. Based on its technical audit, the CCRA disallowed certain expenses related to projects deemed non-qualifying, and accordingly, reduced the final assessed claim. In November 2000, the CCRA rejected Navtech-Canada's Notices of Objection to these assessments. Navtech-Canada is currently in discussions with the District Chief of Appeals concerning their assessments, and should the results of those discussions be unsatisfactory, it would need to appeal the assessments to the Tax Court of Canada. The amounts in dispute (translated into US dollars at the appropriate spot rate) are as follows:

                                                                      Year ended
                                                                     October 31,
                                                       1999                2000
--------------------------------------- -------------------- -------------------
Taxation year ended:
   March 31, 1992                           $        26,807      $        25,776
   March 31, 1993                                   101,179               97,288
   March 31, 1994                                    41,087               39,507
   October 31, 1995                                  79,139               76,096
--------------------------------------- -------------------- -------------------
                                                    248,212              238,667
Less: Allowance                                     248,212              238,667
--------------------------------------- -------------------- -------------------
                                            $             -      $             -
--------------------------------------- -------------------- -------------------

At this time, the Company cannot reasonably determine the likelihood of success in either its discussions with the District Chief of Appeals or, if required, in appealing the reductions resulting from the technical audits and has therefore continued to provide an allowance against its ITC receivable.

Claims 1996 - 1997

Navtech-Canada's 1996 and 1997 claims were subjected only to financial audits resulting in only minor variances to the claimed amounts. All amounts assessed have been received by the Company, either through application of refunds to then existing government liabilities or in the form of cash.

Claims 1998 - 1999

Navtech-Canada's 1998 and 1999 claims were subjected to financial audits and have not yet been assessed by CCRA.

Claims 2000

During fiscal 2000, Navtech-Canada has applied for ITCs of approximately $119,000. These investment tax credits have been used to reduce income taxes payable, and accordingly, are not reflected in receivables.

Investment Tax Credits Receivable

Investment tax credits receivable (translated into US dollars at the appropriate spot rate) consist of the following amounts:

                                                                                                           Year ended
                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Taxation year ended:
   March 31, 1992 through October 31, 1995 (disputed)                            $       248,212      $       238,667
   March 31, 1992 through October 31, 1995 (assessed)                                     16,825                    -
   October 31, 1996 (assessed)                                                           137,334                    -
   October 31, 1997 (assessed)                                                            56,197                    -
   October 31, 1998 (unassessed)                                                          52,637               50,613
   October 31, 1999 (unassessed)                                                          51,610               49,625
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         562,815              338,905
Less: Allowance                                                                          248,212              238,667
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                 $       314,603      $       100,238
----------------------------------------------------------------------------- -------------------- -------------------

4.       CAPITAL ASSETS

                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Cost
   Purchased computer software                                                   $       439,071      $       597,905
   Computer equipment                                                                    465,580              564,529
   Furniture and fixtures                                                                 63,224               90,533
   Office furniture under capital lease                                                        -                8,709
   Office equipment                                                                      104,702              155,307
   Leasehold improvements                                                                150,205              203,856
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                       1,222,782            1,620,839
----------------------------------------------------------------------------- -------------------- -------------------
Accumulated depreciation
   Purchased computer software                                                           412,479              420,086
   Computer equipment                                                                    333,641              372,034
   Furniture and fixtures                                                                 39,021               44,193
   Office furniture under capital lease                                                        -                  291
   Office equipment                                                                       45,715               62,822
   Leasehold improvements                                                                 51,438               57,611
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         882,294              957,037
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                 $       340,488      $       663,802
----------------------------------------------------------------------------- -------------------- -------------------


5.       DUE FROM RELATED PARTY

Navtech Applied Research Inc. ("NARI") is the former parent company of the Company and is owned by a shareholder and employee of the Company. On October 23, 2000, total amounts due from NARI to both the Company and Navtech-Canada amounted to $1,288,724 excluding allowances taken by Navtech-Canada in prior periods totaling $928,412. Effective October 23, 2000, the Company entered into a series of transactions to reduce the receivable from NARI to both the Company and Navtech-Canada as follows:

o Software assets with an estimated fair value of $147,651 for tax purposes were transferred to the Company in return for a reduction of debt. The Company believes that the estimated fair value for tax purposes is equivalent to the software's fair market value at October 23, 2000, the date of the valuation.
o NARI returned 502,766 shares of the common stock of the Company to the Company's treasury in return for a further reduction of debt (see Note
         9).
o NARI signed two promissory notes in the cumulative amount of $56,400 Canadian ($36,809 as at October 31, 2000), payable on or before January 15, 2001 from the proceeds NARI will receive from the sale of its remaining 150,000 shares of the common stock of the Company. A purchase agreement with a closing date of January 12, 2001 was signed by both NARI and the third party purchaser. Interest on the notes has been waived until January 15, 2001.
o As part of the asset transfer and transfer of stock into treasury, the Company reduced its allowance by $904,102 and recorded this reduction as an addition to other income.

Upon the closing of the purchase agreement and the payment of the two remaining promissory notes, there will be no further amounts due from NARI.

6.       DUE TO RELATED PARTIES

Due to related parties as of October 31, 1999 and 2000 is as follows:

                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Note payable # 1,  interest at 5%,  payable in monthly  payments                 $         73,659     $        26,747
     of principal  and interest of $5,950  Canadian  through May
     2001,  due  to a  trust  related  to a  shareholder  of the
     Company

Note payable # 2, interest at 18%,  payable in blended weekly  payments  through
     March 2005, due to a company related to
     an officer and director of the Company                                                61,116              56,986

Note payable # 3, non-interest bearing note in the amount of $600,000 payable in
     96 semi-monthly  payments  through  November 2003, due to a shareholder and former  chairman  of the  Company.  The note has been  recorded  at its net present  value  using a discount  rate of 7.5%.  The Company is required to maintain a life insurance policy on the
     lender.                                                                              450,320             361,028

Note payable # 4, due to a company  controlled by an officer and
     director of the Company                                                                1,191                   -

Note  payable # 5, due to a limited  partnership  related  to an
     officer and director of the Company                                                   67,657                   -

Note payable  # 6,  due to a  limited  partnership  related  to an  officer  and director of the Company,  convertible  at the  lender's  option into common shares at a rate of $0.375 per share  (see Note 9). The note bore  interest at 10% per annum and was repayable in 24 blended  monthly  installments  of
     $5,945. The conversion option became exercisable on
     February 1, 2000.                                                                    128,830                   -

Note payable # 7, due to a former director of the Company                                  14,841                   -

Note payable # 8, due to a relative of a shareholder                                        1,925                   -
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                          799,539             444,761
Less: Current portion                                                                     265,696             133,971
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                                $        533,843     $       310,790
----------------------------------------------------------------------------- -------------------- -------------------

Maturities of related party debt as of October 31, 2000 are as follow:

----------------------------------------------------------------------------- -------------------- -------------------
2001                                                                                                  $       133,971
2002                                                                                                          130,080
2003                                                                                                          152,227
2004                                                                                                           22,295
2005 and thereafter                                                                                             6,188
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      $       444,761
----------------------------------------------------------------------------- -------------------- -------------------

7.       BANK REVOLVING AND OTHER DEMAND LOANS AND LONG-TERM DEBT

Navtech-Canada has a revolving bank demand loan facility which provides for borrowings of up to $50,000 Canadian which are payable on demand. These demand loans bear interest at the bank's prime rate plus 1.25%. At year-end, no amounts were outstanding under the demand loan facility.

Long-term debt as of October 31, 1999 and 2000 is as follows:

                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Small  business  bank loan  payable # 1,  interest at the bank's                 $         66,094     $        23,414
     prime  rate  plus  1.75%,   payable  in  monthly  principal
     payments of $5,123  Canadian  plus  interest  based on a 48 month amortization period.

Smallbusiness  bank loan  payable # 2,  interest  at the bank's  prime rate plus
     3.00%,  payable in  monthly  principal  payments  of $4,250  Canadian  plus interest based on a 36
     month amortization period.                                                                 -              91,577

Term loan # 1,  interest at 9.18%,  payable in monthly  payments
     of principal and interest of $7,295 through November 2000.                            90,562               7,295

Term loan # 2, interest at 10.5%,  payable in monthly  payments of principal and interest of $10,190 through September
     2002.                                                                                      -             211,188

Equipment  note,  payable in monthly  payments of principal  and
     interest of $598 through August 2003.                                                 19,059              15,730
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                          175,715             349,204
Less: Current portion                                                                     128,672             173,626
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                                $         47,043     $       175,578
----------------------------------------------------------------------------- -------------------- -------------------

The small business bank loans are secured by an assignment of all fixed assets of Navtech-Canada and a postponement of any debt owed by Navtech-Canada to Navtech-US in the amount of $50,000 Canadian. The term loans are secured by an interest in certain software assets and certain receivables of Navtech-US.

At year-end all loan covenants were being complied with.

As of October 31, 1999, both the Company and Navtech-Canada had factored certain trade receivables with full recourse if not paid within 120 days. Under the factoring agreements, the Company is required to pay an administration charge of 0.4% on the initial factored amount, a factoring commission of 3.2%, which covers the first thirty days of the advance, and a daily charge of 0.108% on receivables outstanding more than thirty days. The factoring agreements were terminated during the year ended October 31, 2000

Maturities of long-term debt as of October 31, 2000 are as follow:

--------------------------------------- -------------------- -------------------
2001                                                             $       173,626
2002                                                                     145,122
2003                                                                      30,456
2004                                                                           -
2005 and thereafter                                                            -
--------------------------------------- -------------------- -------------------
                                                                 $       349,204
--------------------------------------- -------------------- -------------------

The Company is committed under capital leases for telephone and office equipment with terms expiring at various dates through 2003. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follow:

                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Minimum lease payments for year ended October 31,
   2001                                                                          $             -      $         3,673
   2002                                                                                        -                3,673
   2003                                                                                        -                3,061
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                               -               10,407
Less: Amounts representing interest                                                            -                2,081
----------------------------------------------------------------------------- -------------------- -------------------
Balance of obligation                                                                          -                8,326
Less: Current portion                                                                          -                2,525
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                                $             -      $         5,801
----------------------------------------------------------------------------- -------------------- -------------------


8.       DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 1999 and 2000 are as follow:

                                                                                                          October 31,
                                                                                             1999                2000
----------------------------------------------------------------------------- -------------------- -------------------
Deferred lease inducements                                                       $       147,642      $       141,964
Less: Accumulated amortization                                                            44,294               56,788
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         103,348               85,176
Less: Current portion                                                                     14,764               14,196
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                 $        88,584      $        70,980
----------------------------------------------------------------------------- -------------------- -------------------

9.       SHARE CAPITAL

The authorized share capital of the Company consists of 10,000,000 common shares, par value $0.001, and 2,000,000 preferred shares, par value $0.10. At October 31, 2000, there were 3,917,520 common shares issued and fully paid (1999
- 2,001,980) and no preferred shares issued.

Year ended October 31, 2000

On January 12, 2000, the Company issued 25,000 common shares in settlement of an account payable in the amount of $9,375.

On January 14, 2000, the Company's stockholders approved the change of the Company's name to Navtech, Inc. and to increase the number of authorized common shares to 10,000,000.

On March 16, 2000, the Company issued 150,000 common shares upon the exercise of options for proceeds of $93,750.

On March 31, 2000, the Company issued 500,000 common shares in a private offering at a price of $1.00 for total proceeds of $500,000. In conjunction with this offering, the Company also issued warrants for the purchase of 125,000 common shares at an exercise price of $1.875 per share which expire March 31, 2005.

On August 9, 2000, the Company issued 200,000 common shares upon the exercise of options for proceeds of $125,000.

On August 22, 2000, the Company issued 10,000 common shares upon the exercise of options for proceeds of $2,813.

On October 4, 2000, the Company issued 10,000 common shares upon the exercise of options for proceeds of $5,000.

On October 27, 2000, the Company issued 192,000 common shares, valued at $1.29 per share, for all of the outstanding Class B special shares of Navtech-Canada under a private offering memorandum. In addition, the Company issued 32,000 common shares as part of the private offering for proceeds of $32,000.

On October 30, 2000, the Company issued 500,000 common shares in a private offering at a price of $1.00 for total proceeds of $500,000.

On October 31, 2000, the Company issued 296,543 common shares upon the conversion of a convertible debt.

Year ended October 31, 1999

There were no share issuances in fiscal 1999.

Treasury Stock

On October 23, 2000, Navtech Applied Research Inc. surrendered 502,766 common shares of the Company to the Company with a fair value of $942,686 in return for a reduction in the debt owed to the Company in the same amount.

10.      STOCK OPTION PLANS

In 1995, the Company adopted the 1995 Key Employees and Advisors Stock Option Plan (the "1995 Plan"), which provides for the granting of nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock to key employees and advisors of the Company. Under the terms of the 1995 Plan, the options, which expire no later that ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant.

Further, in 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"), as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company's common stock to directors, employees, consultants and advisors of the Company. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plans is set forth below:

                                                                           -------------------- --------------------
                                                                                     Number of     Weighted Average
                                                                                        Shares       Exercise Price
----------------------------------------------------- -------------------- -------------------- --------------------
Balance at October 31, 1998                                                           626,376        $         0.68
     No activity in 1999                                                                    -                  -
----------------------------------------------------- -------------------- -------------------- --------------------
Balance at October 31, 1999                                                           626,376                  0.68
     Granted                                                                        1,376,015                  0.57
     Canceled and expired                                                            (455,376)                 0.69
     Exercised                                                                       (370,000)                 0.61
----------------------------------------------------- -------------------- -------------------- --------------------
Balance at October 31, 2000                                                         1,177,015        $         0.56
----------------------------------------------------- -------------------- -------------------- --------------------
Exercisable at October 31, 1998                                                       626,376
Exercisable at October 31, 1999                                                       626,376
Exercisable at October 31, 2000                                                       420,265
----------------------------------------------------- -------------------- -------------------- --------------------

The following table summarizes information concerning outstanding options at October 31, 2000:

                          ------------------ ----------------- ----------------- ------------------ -----------------
Range of Exercise Prices  Number of Options  Weighted Average  Weighted Average  Number of Options  Weighted Average
                                                Remaining
                                Outstanding  Contractual Life    Exercise Price        Exercisable    Exercise Price
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
$0.28125                           552,000          4.24            $      0.28            20,000        $      0.28
                                                   years
$0.375 - $0.75                     384,015          4.59            $      0.58           369,015        $      0.57
                                                   years
$1.125 - $1.1875                   241,000          4.78            $      1.16            31,250        $      1.19
                                                   years
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
                                 1,177,015                                                420,265
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------

The Company's subsidiary, Navtech-Canada, has outstanding options to purchase 200,000 shares of its common stock at exercise prices ranging from $0.20 to $0.50 Canadian per share. This represents a maximum dilution of 4.4% of Navtech-Canada.

11.      STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                           Year ended October 31,
                                                                                                            2000
--------------------------------------------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock                                            212%
Dividend yield                                                                                                 0%
Risk-free rate                                                                                                 6%
Weighted average expected life of stock options (years)                                                    3.00
--------------------------------------------------------------------------------------------------------------------

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below.

                                                                                               Year ended October 31,
                                                                                                            2000
--------------------------------------------------------------------------------------------------------------------
Net earnings
   As per reported                                                                                 $   1,104,254
   Pro forma                                                                                       $     775,185
Earnings per share, basic
   As per reported                                                                                 $       0.43
   Pro forma                                                                                       $       0.30
Earnings per share, diluted
   As per reported                                                                                 $       0.35
   Pro forma                                                                                       $       0.25
--------------------------------------------------------------------------------------------------------------------

The weighted average grant date fair value for stock options granted during the fiscal year ended October 31, 2000 was $0.53.

12.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                                 Year ended October
                                                                                                                31,
                                                                                          1999              2000
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                                       $    (380,244)    $   1,104,254
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings (loss) per share - weighted average
     number of common shares outstanding (B)                                         2,001,980         2,552,628
   Effect of dilutive securities:
     Employee stock options                                                                  -           582,178
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share - adjusted weighted
     average number of common shares outstanding (C)                                 2,001,980         3,134,806
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic (A)/(B)                                        $       (0.19)    $        0.43
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                                      $       (0.19)    $        0.35
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.


13.      INCOME TAXES

The components of the provision for income taxes are as follows:

                                                          Year ended October 31,
                                                        1999                2000
--------------------------------------------------------------------------------
Current:
   United States                               $           -       $           -
   Canada                                            (50,807)            193,787
   United Kingdom                                     (4,390)                  -
--------------------------------------------------------------------------------
                                                     (55,197)            193,787
--------------------------------------------------------------------------------
Deferred:
   United States                                           -                   -
   Canada                                                  -                   -
   United Kingdom                                          -                   -
--------------------------------------------------------------------------------
                                                           -                   -
--------------------------------------------------------------------------------
                                               $     (55,197)      $     193,787
--------------------------------------------------------------------------------

The components of the net deferred tax asset (liability) are as follows:

                                                                                                        October 31,
                                                                                            1999              2000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets
   Net operating losses carried forward                                            $     413,000     $     530,000
   Deferred salaries and other compensation                                              380,000           258,000
   Allowance for doubtful accounts                                                       456,000            32,000
   Other                                                                                 156,000                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                       1,405,000           820,000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities
   License fees receivable                                                                35,000                 -
   Investment tax credits                                                                122,000             2,000
   Depreciation                                                                           26,000            93,000
--------------------------------------------------------------------------------------------------------------------
                                                                                         183,000            95,000
--------------------------------------------------------------------------------------------------------------------
   Net deferred tax asset                                                              1,222,000           725,000
   Less: Valuation allowance                                                           1,222,000           725,000
--------------------------------------------------------------------------------------------------------------------
Deferred tax asset, net of valuation allowance                                     $           -     $           -
--------------------------------------------------------------------------------------------------------------------


The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                                  Year ended October
                                                                                                                 31,
                                                                                       1999                    2000
---------------------------------------------------------------------------------------------------------------------
Combined basic statutory rate:                                                          40%                   40%
---------------------------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes based on the basic statutory rate    $    (174,176)      $       519,000
Increase (decrease) in income taxes resulting from the following:
   Effects of differing statutory rates in other countries                                -                53,000
   Non-deductible expenses                                                            3,000                13,000
   Non-recognition of losses carried forward                                        115,979                69,797
   Investment tax credits applied to reduce taxes payable                                 -              (115,000)
   Reversal of related party debt allowance not previously deducted for
    tax                                                                                   -              (346,000)
---------------------------------------------------------------------------------------------------------------------
                                                                              $     (55,197)      $       193,797
---------------------------------------------------------------------------------------------------------------------

The Company and its subsidiaries have combined income tax loss carryforwards of approximately $1,326,000 which expire as follow:

Expiry Year                                 Canada         United States       United Kingdom                 Total
------------------------------ -------------------- --------------------- -------------------- ---------------------
2011                              $             -     $        157,000       $             -     $         157,000
2017                                            -              381,000                     -               381,000
2018                                            -              318,000                     -               318,000
2019                                            -              228,000                     -               228,000
2020                                            -              242,000                     -               242,000
------------------------------ -------------------- --------------------- -------------------- ---------------------
                                  $             -     $      1,326,000       $             -     $       1,326,000
------------------------------ -------------------- --------------------- -------------------- ---------------------

No recognition has been given to the potential benefit of this item when preparing these financial statements.


14.      COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancelable operating leases for business premises and computer equipment with terms expiring at various dates through 2006. The Company also leases certain computer equipment from a company controlled by the spouse of an officer and director of the Company pursuant to an agreement which expires in fiscal 2004. The future minimum amounts payable under the lease agreements are as follows:

--------------------------------------- -------------------- -------------------
2001                                                             $       322,174
2002                                                                     198,931
2003                                                                     187,637
2004                                                                     163,461
2005 and thereafter                                                      299,245
--------------------------------------- -------------------- -------------------
                                                                 $     1,171,448
--------------------------------------- -------------------- -------------------


Contingencies

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee of Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition of the Debtor in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. The Company has further determined that the matter is still under review and no adversary proceedings have been launched as of December 15, 2000. At this time no determination of the eventual outcome of potential loss has been made.

The Company is subject to various other legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.

15.      FINANCIAL INSTRUMENTS

Financial  instruments  are  comprised  of  cash  and  cash  equivalents,   bank
indebtedness, accounts receivable, accounts payable and accrued liabilities.

Fair value of financial instruments

At October 31, 1999 and 2000, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and bank indebtedness was equal to the book value given the short-term maturity of the items.

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company's operating results. The Company is exposed to foreign exchange risk in that approximately 69% of the Company's sales contracts are denominated in US Dollars while approximately 69% of the Company's expenditures are denominated in currencies other than US Dollars. The Company is exposed to foreign exchange risk with respect to net financial liabilities totaling $91,497, which are denominated in currencies other than US Dollars.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with reputable financial institutions. Accounts receivable credit risk is mitigated by the Company's large customer base, as well as the use of export receivable insurance by Navtech-Canada, the source of a substantial amount of the Company's revenue billings.


16.      SEGMENTED INFORMATION

The Company operates in three geographic segments which are set out below:

Year ended October 31, 2000    United States            Canada   Europe and Other     Inter-segment      Consolidated
                                                                                       adjustments
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Revenue                       $   1,994,850      $ 4,296,863       $   716,411        $         -       $ 7,008,124
Costs and expenses (other
   than depreciation and
   amortization)                  1,705,144        2,966,974           726,681                  -         5,398,799
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
                                    289,706        1,329,889           (10,270)                 -         1,609,325
Depreciation                         29,529           71,901            11,430                  -           112,860
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Segment income (loss)               260,177        1,257,988           (21,700)                 -         1,496,465
--------------------------- ----------------- ----------------- ------------------ -----------------
Amortization of goodwill                                                                                     11,200
                                                                                                     -----------------
Income from operations                                                                                    1,485,265
Interest expense                                                                                           (251,266)
Interest revenue                                                                                             64,042
                                                                                                     -----------------
Net earnings before taxes                                                                                 1,298,041
Income taxes                                                                                                193,787
                                                                                                     -----------------
Net earnings                                                                                            $ 1,104,254
                                                                                                     -----------------
Total assets                  $   2,433,666      $ 2,004,811       $   277,997        $(2,450,331)      $ 2,266,143
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Capital expenditures          $     480,888      $   204,384       $    19,879        $  (250,000)      $   455,151
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------


Year ended October 31, 1999    United States            Canada   Europe and Other     Inter-segment      Consolidated
                                                                                       adjustments
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Revenue                       $   2,065,629      $ 3,148,497       $    39,450        $         -       $ 5,253,576
Costs and expenses (other
   than depreciation and
   amortization)                  2,070,847        3,225,258            59,847                  -         5,355,952
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
                                     (5,218)         (76,761)          (20,397)                 -          (102,376)
Depreciation                         24,806           58,289               810                  -            83,905
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Segment loss                        (30,024)        (135,050)          (21,207)                 -          (186,281)
--------------------------- ----------------- ----------------- ------------------ -----------------
Amortization of goodwill                                                                                      3,215
                                                                                                     -----------------
Loss from operations                                                                                       (189,496)
Interest expense                                                                                           (350,292)
Interest revenue                                                                                            104,347
                                                                                                     -----------------
Net loss before taxes                                                                                      (435,441)
Income taxes                                                                                                (55,197)
                                                                                                     -----------------
Net loss                                                                                                $  (380,244)
                                                                                                     -----------------
Total assets                  $   1,616,561      $ 1,414,770       $   259,944        $(1,314,420)      $ 1,976,855
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------
Capital expenditures          $      29,705      $    45,565       $     1,640        $         -       $    76,910
--------------------------- ----------------- ----------------- ------------------ ----------------- -----------------



17.      COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.


18.      LIQUIDITY AND CAPITAL RESOURCES AS OF OCTOBER 31, 1999

The consolidated financial statements for the year ended October 31, 1999 were prepared assuming that the Company would continue as a going concern. However, as of October 31, 1999, the Company had a deficiency in working capital and stockholders' equity of $1,331,098 and $1,149,122, respectively, and incurred a net loss of $380,244 for the year ended October 31, 1999. This raised substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements did not include any adjustments that may have resulted should the Company have been unable to continue business.

The Company and its senior management group were focused on three specific areas to address both the strategic direction required and the daily operational issues to position the Company for profitability. First, the Company was continuing to increase its marketing endeavors to obtain new customers and would be introducing a number of complementary products to address marketplace demands. Second, the Company believed it was building an effective management structure. Third, the Company continued its pursuit of financing.

As at October 31, 1999, the Company's operation was dependent upon its ability to obtain new customers, to maintain profitable levels of service and to maintain existing financial arrangements or obtain new financing. There were no assurances at that time that sufficient cash flows would be generated by the Company to avoid the further depletion of its working capital. Additionally, there were no assurances at that time that additional debt or equity financing would be available, if and when needed, or that if available, such financing could be completed on commercially favorable terms. Furthermore, there were no assurances the above plans would enable the Company to continue in existence.

As at October 31, 2000, the Company had no deficiency in either working capital or stockholders' equity.



SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 4, 2001                 NAVTECH, INC.


                                          By:/s/ Duncan Macdonald
                                             ------------------------------
                                             Duncan Macdonald,
                                             Chairman of the Board of Directors


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                 Capacity                                    Date

                                    Chairman of the Board,
/s/ Duncan Macdonald                Chief Executive Officer and Director        January 4, 2001
---------------------------         (Principal Executive Officer)
Duncan Macdonald

/s/ Denis L. Metherell              Secretary and Director                      January 4, 2001
---------------------------
Denis L. Metherell

/s/ Thomas D. Beynon                Director                                    January 4, 2001
---------------------------
Thomas D. Beynon

/s/ Prashant Gupta                  Director                                    January 4, 2001
---------------------------
Prashant Gupta

/s/ Martin Hamrogue                 Director                                    January 4, 2001
---------------------------
Martin Hamrogue

/s/ James McGinty                   Director                                    January 4, 2001
---------------------------
James McGinty

/s/ David Strucke                   Chief Financial Officer                     January 4, 2001
---------------------------
David Strucke                       (Principal Financial Officer and
                                    Principal Accounting Officer)

EXHIBIT 10(K)


                                 PROMISSORY NOTE

CDN$50,000                                                     September 1, 2000

         FOR VALUE RECEIVED, NAVTECH APPLIED RESEARCH INC., an Ontario corporation (the "Maker"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, promises to pay on demand to the order of NAVTECH SYSTEMS SUPPORT INC., an Ontario corporation (the "Payee"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, or at such other place as the holder hereof may from time to time designate in writing, the principal sum of FIFTY THOUSAND CANADIAN DOLLARS (CDN$50,000). The principal sum bears no interest until October 31, 2000. On or after October 31, 2000 the principal sum shall bear interest at a rate of 10% per annum, calculated and compounded monthly. Interest shall be calculated based on a year of 360 days. The Maker hereby agrees to attempt to sell a sufficient number of shares of the common stock of Navtech, Inc. held by the Maker in order to satisfy (a) amounts owing by the Maker to its creditors (with the exception of any amounts owing to Navtech, Inc. and Navtech Systems Support, Inc.) and (b) this note. This note will be payable in full upon the completion of the sale of the last of the shares deemed by the Maker to be sufficient to satisfy the aforementioned creditors claims and this note.

         This Note may not be waived, changed, modified or discharged orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Should this Note be placed in the hands of any attorneys for collection upon the occurrence of an Event of Default, the Maker agrees to pay, in addition to all other amounts due and payable hereunder, all costs and expenses of collection, including reasonable attorneys' fees.

         Except as provided for above, the Maker expressly waives presentment, demand, protest, notice of dishonor, notice of maturity, notice of protest, and diligence in collection.

         Any notice, demand or request relating to any matter set forth herein shall be in writing and shall be deemed effective when hand delivered, or four
(4) days following the date mailed by overnight mail or nationally recognized overnight courier to the Maker or the Payee at its address stated herein (provided confirmation of receipt is obtained) or at such other address of which it or he shall have notified the party giving such notice in writing as aforesaid.

         This Note may be prepaid in whole or in part without premium or penalty and without notice.

         For the purposes of the Interest Act (Canada) a rate of interest calculated on a 360 day year expressed as an annual rate is equivalent to the rate so calculated multiplied by the actual number of days in the relevant calendar year and divided by 360. The Maker acknowledges that interest on this Promissory Note is calculated on the basis of a year of 360 days and that this results in more interest owing than if calculated on the basis of a year of 365 or 366 days.

         This Note shall be governed by, and interpreted and construed in accordance with, the laws of the Province of Ontario, excluding choice of law principles thereof.

         IN WITNESS WHEREOF, the Maker has duly executed this Promissory Note as of the day and year first above written.


NAVTECH APPLIED RESEARCH INC.

/s/ Dorothy English
Per:
Dorothy English
Sole Director & Treasurer

ADDRESS:
#902 140 Lincoln Road
Waterloo, Ontario N2J 4N4

                                  AMENDMENT TO

                         PROMISSORY NOTE FOR CDN$50,000

                                    BETWEEN:

                   NAVTECH APPLIED RESEARCH INC. (the "Maker")

                                       AND

                   NAVTECH SYSTEMS SUPPORT INC. (the "Payee")


                                October 31, 2000

WHEREAS the Maker and the Payee had entered into a certain Promissory Note on September 1, 2000 (the "Promissory Note") whereby the Maker agreed to pay on demand to the Payee a sum of CDN$50,000.

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the mutual covenants and agreements hereinafter set forth, the parties hereby agree as follows:

                  The interest free period that was in effect to October 31, 2000 shall be extended to January 15, 2001. On or after January 15, 2001 the principal sum shall bear interest at a rate of 10% per annum as per the original Promissory Note.


         IN WITNESS WHEREOF, the Payee and the Maker have duly executed this Amendment to the Promissory Note as of the day and year first above written.


NAVTECH APPLIED RESEARCH INC.

/s/ Dorothy English
Per:
Dorothy English
Sole Director & Treasurer



NAVTECH SYSTEMS SUPPORT INC.

/s/ David Strucke
Per:
David Strucke
Chief Financial Officer

EXHIBIT 10(L)


                                 PROMISSORY NOTE

CDN$6,400                                                       October 23, 2000

         FOR VALUE RECEIVED, NAVTECH APPLIED RESEARCH INC., an Ontario corporation (the "Maker"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, promises to pay on demand to the order of NAVTECH SYSTEMS SUPPORT INC., an Ontario corporation (the "Payee"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, or at such other place as the holder hereof may from time to time designate in writing, the principal sum of SIX THOUSAND FOUR HUNDRED CANADIAN DOLLARS (CDN$6,400). The principal sum bears no interest until January 15, 2001. On or after January 15, 2001 the principal sum shall bear interest at a rate of 10% per annum, calculated and compounded monthly. Interest shall be calculated based on a year of 360 days. The Maker hereby agrees to attempt to sell a sufficient number of shares of the common stock of Navtech, Inc. held by the Maker in order to satisfy (a) amounts owing by the Maker to its creditors (with the exception of any amounts owing to Navtech, Inc. and Navtech Systems Support, Inc.) and (b) this note. This note will be payable in full upon the completion of the sale of the last of the shares deemed by the Maker to be sufficient to satisfy the aforementioned creditors claims and this note.

         This Note may not be waived, changed, modified or discharged orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Should this Note be placed in the hands of any attorneys for collection upon the occurrence of an Event of Default, the Maker agrees to pay, in addition to all other amounts due and payable hereunder, all costs and expenses of collection, including reasonable attorneys' fees.

         Except as provided for above, the Maker expressly waives presentment, demand, protest, notice of dishonor, notice of maturity, notice of protest, and diligence in collection.

         Any notice, demand or request relating to any matter set forth herein shall be in writing and shall be deemed effective when hand delivered, or four
(4) days following the date mailed by overnight mail or nationally recognized overnight courier to the Maker or the Payee at its address stated herein (provided confirmation of receipt is obtained) or at such other address of which it or he shall have notified the party giving such notice in writing as aforesaid.

         This Note may be prepaid in whole or in part without premium or penalty and without notice.

         For the purposes of the Interest Act (Canada) a rate of interest calculated on a 360 day year expressed as an annual rate is equivalent to the rate so calculated multiplied by the actual number of days in the relevant calendar year and divided by 360. The Maker acknowledges that interest on this Promissory Note is calculated on the basis of a year of 360 days and that this results in more interest owing than if calculated on the basis of a year of 365 or 366 days.

         This Note shall be governed by, and interpreted and construed in accordance with, the laws of the Province of Ontario, excluding choice of law principles thereof.

         IN WITNESS WHEREOF, the Maker has duly executed this Promissory Note as of the day and year first above written.


NAVTECH APPLIED RESEARCH INC.

/s/ Dorothy English
Per:
Dorothy English
Sole Director & Treasurer

ADDRESS:
#902 140 Lincoln Road
Waterloo, Ontario N2J 4N4

EXHIBIT 10(M)


                                 PROMISSORY NOTE

CDN$7,000                                                      November 10, 2000

         FOR VALUE RECEIVED, NAVTECH APPLIED RESEARCH INC., an Ontario corporation (the "Maker"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, promises to pay on demand to the order of NAVTECH SYSTEMS SUPPORT INC., an Ontario corporation (the "Payee"), with its principal place of business at 175 Columbia Street West, Waterloo, Ontario, Canada, or at such other place as the holder hereof may from time to time designate in writing, the principal sum of SEVEN THOUSAND CANADIAN DOLLARS (CDN$7,000). The principal sum bears no interest until January 15, 2001. On or after January 15, 2001 the principal sum shall bear interest at a rate of 10% per annum, calculated and compounded monthly. Interest shall be calculated based on a year of 360 days. The Maker hereby agrees to attempt to sell a sufficient number of shares of the common stock of Navtech, Inc. held by the Maker in order to satisfy (a) amounts owing by the Maker to its creditors (with the exception of any amounts owing to Navtech, Inc. and Navtech Systems Support, Inc.) and (b) this note. This note will be payable in full upon the completion of the sale of the last of the shares deemed by the Maker to be sufficient to satisfy the aforementioned creditors claims and this note.

         This Note may not be waived, changed, modified or discharged orally, but only by an agreement in writing, signed by the party against whom enforcement of any waiver, change, modification or discharge is sought.

         Should this Note be placed in the hands of any attorneys for collection upon the occurrence of an Event of Default, the Maker agrees to pay, in addition to all other amounts due and payable hereunder, all costs and expenses of collection, including reasonable attorneys' fees.

         Except as provided for above, the Maker expressly waives presentment, demand, protest, notice of dishonor, notice of maturity, notice of protest, and diligence in collection.

         Any notice, demand or request relating to any matter set forth herein shall be in writing and shall be deemed effective when hand delivered, or four
(4) days following the date mailed by overnight mail or nationally recognized overnight courier to the Maker or the Payee at its address stated herein (provided confirmation of receipt is obtained) or at such other address of which it or he shall have notified the party giving such notice in writing as aforesaid.

         This Note may be prepaid in whole or in part without premium or penalty and without notice.

         For the purposes of the Interest Act (Canada) a rate of interest calculated on a 360 day year expressed as an annual rate is equivalent to the rate so calculated multiplied by the actual number of days in the relevant calendar year and divided by 360. The Maker acknowledges that interest on this Promissory Note is calculated on the basis of a year of 360 days and that this results in more interest owing than if calculated on the basis of a year of 365 or 366 days.

         This Note shall be governed by, and interpreted and construed in accordance with, the laws of the Province of Ontario, excluding choice of law principles thereof.

         IN WITNESS WHEREOF, the Maker has duly executed this Promissory Note as of the day and year first above written.


NAVTECH APPLIED RESEARCH INC.

/s/ Dorothy English
Per:
Dorothy English
Sole Director & Treasurer

ADDRESS:
#902 140 Lincoln Road
Waterloo, Ontario N2J 4N4

EXHIBIT 10(N)



                            ASSET PURCHASE AGREEMENT

                                    BETWEEN:

                  Navtech Applied Research Inc., a corporation
                          having its registered office
                            in the City of Waterloo,
                       in the Province of Ontario, Canada

                       (Hereinafter referred to as "NARI")

                                      AND:

                          Navtech, Inc., a corporation
                           having its principal office
                            in the City of Monterey,
                         in the State of California, USA

                     (Hereinafter referred to as "Navtech")


         WHEREAS NARI owns certain Weather and NOTAM System Software (as described in Exhibit A) (hereinafter known as the "Software") and certain assets last acquired from Global Weather Dynamics, Inc. (collectively with the Software known as the "Weather Assets"), which currently are being used by Navtech under a Licensing Agreement between NARI and Navtech (the "Licensing Agreement");

         AND WHEREAS NARI is indebted to Navtech and its subsidiary, Navtech Systems Support Inc., a corporation having its registered office in the City of Waterloo, in the Province of Ontario, Canada ("NSSI") with respect to both the purchase of the Weather Assets and other corporate advances;

         AND WHEREAS NARI wishes to sell, and Navtech wishes to purchase, the Weather Assets;

         AND WHEREAS NARI wishes to offset the purchase price against its indebtedness to Navtech and NSSI;

         NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the mutual covenants and agreements hereinafter set forth, the parties hereby agree as follows:

Article I.        Interpretation

Section 1.01 Recital Correct. The parties hereto confirm the validity and truth of the above-noted recitals, which have the same force and effect as if repeated herein at length.

Section 1.02 Definitions. In the Agreement and the recitals unless the context otherwise requires:
a) Compuflight and Navtech both refer to Navtech, Inc., formerly known as Compuflight, Inc.
b) Promissory Note #2 refers to that certain Promissory Note between NARI and NSSI in the amount of $150,000 dated July 15, 1998. The principal and accrued interest balance as of September 30, 2000 is $133,893.15;
c) Promissory Note #3 refers to that certain Promissory Note between NARI and Compuflight, Inc. in the amount of $114,825.29 dated July 2, 1999. The principal and accrued interest balance as of September 30, 2000 is $130,208.15;
d) Unsecured Advances refers to additional advances that have been made by both Navtech and NSSI to NARI and which aggregate approximately $531,646.69 as at September 30, 2000.
e) Software refers to the Weather and NOTAM System Software as described in Exhibit A;
f) Software Licensing Agreement refers to that certain Software Licensing Agreement between NARI and Navtech dated August 1, 1998 and currently expiring July 31, 2001;
g) Weather Assets include the Software and certain fixed assets last obtained from Global Weather Dynamics, Inc.;
h) Closing means the completion of the sale to and purchase by Navtech of the Weather Assets pursuant to this Agreement; and,
i)   Closing Date shall be October 23, 2000.

Section  1.03  Entire   Agreement.   This   Agreement   represents   the  entire
understanding of the parties and no modifications thereof, nor additions thereto, will be binding unless in writing, having direct reference to this Agreement and executed by all parties.

Section 1.04 Extended Meanings. In this Agreement, words importing the singular include the plural and vice versa and words importing gender include all genders. The word "person" includes an individual, partnership, association, body corporate, trustee, executor, administrator or legal representative.

Section 1.05 Governing Law. This Agreement shall in all respects be interpreted and construed in accordance with, and governed by, the laws in force in the Province of Ontario without regard to the rules on conflicts of laws, and the Agreement shall be treated as an Ontario contract. The parties exclude the application of the 1980 United Nations Convention on Contracts for the International Sale of Goods if otherwise applicable.

Article II.  Purchase and Sale

Section 2.01 Agreement to Purchase. On the Closing Date and subject to the terms and conditions of this Agreement, NARI shall sell to Navtech and Navtech shall purchase from NARI, the Weather Assets, free and clear of all security interests, claims and other encumbrances.

Section 2.02 Purchase Price and Allocation. Subject to the adjustments provided for herein, NARI and Navtech agree that the Purchase Price for the Weather Assets is as set out in Section 2.03.

Section 2.03 Purchase Price. The Purchase Price of the Weather Assets shall be $147,651.00, such amount being reflective, in the opinion of both parties, of the fair market value of the Weather Assets as at the Closing Date.

Section 2.04 Payment of Purchase Price. The Purchase Price shall be paid by the cancellation of all amounts due under Promissory Note #2 and Promissory Note #3, and any remaining balance shall be applied against the Unsecured Advances.

Section 2.05 Transfer of Indebtedness. In order to properly complete this transaction it will be necessary for NSSI to transfer certain advances receivable into Navtech's name through the use of intercorporate accounts. NARI hereby agrees to allow such transfers to take place and to undertake all necessary actions to assist in effecting these transfers.

Section 2.06 The transaction of purchase and sale arising from this Agreement shall be completed on the Closing Date, at the offices of NARI, at which time title to the Weather Assets shall be delivered to Navtech.

Section 2.07 Assumption of Liabilities and Indemnity. Navtech shall not assume and shall not be responsible for any of the liabilities, debts or obligations of NARI, whether or not relating to the Weather Assets, and NARI shall indemnify and save Navtech harmless from all such liabilities and any and all costs and expenses relating thereto (including attorney's fees). Without limiting the generality of the foregoing, Navtech shall not be responsible for any liability of NARI as a result of the sale of the Weather Assets to Navtech and NARI shall indemnify and save Navtech harmless from all such liabilities and any and all costs and expenses relating thereto (including attorney's fees), except as otherwise provided in this Agreement.

Article III. Conditions

Section 3.01 NARI shall, at or before Closing, at its expense, discharge all encumbrances registered against the title to the Weather Assets. In the event NARI is unable to convey clear title without encumbrances to all of the Weather Assets on or before the Closing Date, Navtech shall be entitled to terminate this Agreement effective immediately.

Article IV. Closing Arrangements

Section 4.01 Place and Time of Closing. The Closing shall take place at 10:00 a.m. local time on the Closing Date at the offices of NARI, or at such other time and place as the parties may agree upon.

Section 4.02 Closing Procedures. At or before the Closing on the Closing Date, NARI and Navtech shall take or cause to be taken all actions, steps and corporate proceedings necessary or desirable to validly and effectively approve or authorize the completion of the transactions herein provided for, and, upon fulfillment of all the conditions set out in Article V hereof which have not been waived in writing as therein provided, NARI shall deliver to Navtech:

a) Bills of Sale in registerable form whereby title to the Weather Assets is conveyed to Navtech free from encumbrances.

b)   An assignment of that certain  Software  License  Agreement  between Global
     Weather Dynamics, Inc. and NARI dated July 15, 1998. There are no obligations for either Global Weather Dynamics, Inc. nor NARI under this Agreement.

c) An assignment of any warranties, guarantees and indemnities relating to the Weather Assets as may be in existence at the Closing Date.

d) An assignment of such service and maintenance agreements relating to the Weather Assets as may be in existence at the Closing Date.

e) Such corporate documentation, including, without limitation, certified copies of resolutions of NARI approving the transaction, as Navtech may reasonably require.

f) An opinion of NARI's attorney in form and substance satisfactory to Navtech confirming the corporate status of NARI and confirming that the within transaction is not in breach of any provision of the Articles, By-laws, any unanimous shareholders' agreement, any agreements, judgments or orders.

g) Non-competition agreements executed by NARI, and its shareholder, covenanting that they, either individually or acting in common, shall not, for a period of two (2) years from the Closing Date worldwide, either alone or in conjunction with any other individual, firm, corporation, association or other entity:

     i) carry on, be engaged in, concerned with or interested in, directly or indirectly, in any capacity whatsoever a business which is the same as, similar to or in competition with the business of Navtech (the "Business"), except that NARI's shareholder is an employee of Navtech Systems Support Inc.; or

     ii) solicit, or enter into employment or sales representation agreements with any present employee or salesman, or solicit or in any manner transact business with any present customer or supplier of Navtech or any affiliate in any manner whatsoever which is or is likely to be prejudicial to the Business;

h)   and Such further documentation as Navtech may reasonably require.

Section 4.03 California Sales Tax. Since NARI has not been in a business which required a seller's permit in the State of California, the Weather Assets will be sold to Navtech without the application of any California Sales Tax. Should such tax be assessed and NARI be required to pay such tax, after having exhausted any appeals to the assessment, Navtech will be responsible for the payment of such tax to NARI upon presentation of an invoice from NARI.

Section 4.04 Canadian GST. Since NARI is not making a supply in Canada, this transaction will be exempt from any Canadian Goods and Services Tax. In the event GST is exigible then Navtech shall be solely responsible for payment of same and shall agree to indemnify NARI in this regard.

Section 4.05 Software Licensing Agreement. At the Closing, the Software Licensing Agreement shall be terminated and neither party shall have any further rights or obligations thereunder.

Article V. Conditions Precedent

Section 5.01 Conditions for the Benefit of Navtech. Navtech shall not be obligated to complete the purchase herein provided for unless, on the Closing Date, each of the following conditions shall have been satisfied, it being understood that the conditions are included for the exclusive benefit of Navtech and may be waived in writing in whole or in part by Navtech at any time; and NARI shall use its best efforts to ensure that the conditions are fulfilled on or before the Closing Date.

a) All corporate and legal proceedings and approvals as are considered necessary by the attorney for Navtech shall have been taken or obtained to permit NARI to sell the Weather Assets to Navtech pursuant to this Agreement.

b) Representations and Warranties - The representations and warranties set forth in Section 6.01 shall be true and correct in all material respects on the Closing Date.

c) Compliance - All of the terms, covenants and agreements set forth in this Agreement to be complied with or performed by NARI at or before the Closing Date shall have been complied with or performed by NARI on or before the Closing Date.

d) Consents to Assignment - All consents or approvals from or notifications to any third party required under the terms of any contracts or agreements with respect to the assignment thereof to Navtech including, without limitation, the Agreement in respect of the Weather Assets, will have been obtained and delivered to Navtech. NARI will pay the cost of soliciting such consents. Navtech will co-operate in obtaining such consents.

e) Certificate of Status - NARI shall have delivered to Navtech a certificate of good standing dated as close in time as possible to the Closing Date, showing NARI to be in good standing under its incorporating statute.

    If any of the foregoing conditions shall not have been fulfilled on or before the Closing Date, Navtech may terminate this Agreement by notice in writing to NARI in which event Navtech shall be released from all obligations under this Agreement and (unless Navtech can show that the condition relied upon could reasonably have been performed by NARI) NARI shall also be released from all obligations hereunder; but Navtech shall be entitled to waive compliance with any such condition in whole or in part if it shall see fit to do so, without prejudice to its rights of termination in the event of non-fulfillment of any other condition in whole or in part.

Section 5.02 Conditions for the Benefit of NARI. NARI shall not be obligated to consummate the transactions herein provided for unless, on the Closing Date, each of the following conditions shall have been satisfied, it being understood that the conditions are included for the exclusive benefit of NARI and may be waived in writing in whole or in part by NARI at any time; and Navtech shall use its best efforts to ensure that the conditions are fulfilled on or before the Closing Date.

a) All corporate and legal proceedings and approvals as are considered necessary by the counsel for NARI shall have been taken or obtained to permit Navtech to purchase the Weather Assets from NARI pursuant to this Agreement.

b) Navtech shall supply NARI with an Acceptance Certificate evidencing the electronic transfer of the software source code upon Closing.

c) Representations and Warranties - The representations and warranties set forth in Section 6.02 hereof shall be true and correct in all material respects on the Closing Date.

d) Compliance with Agreement - All of the terms, covenants and agreements set forth in the Agreement to be complied with or performed by Navtech at or before the Closing Date shall have been complied with or performed by Navtech on or before the Closing Date.

    In case any of the foregoing conditions shall not have been fulfilled on or before the Closing Date, NARI may terminate this Agreement by notice in writing to Navtech, in which event NARI shall be released from all obligations under this Agreement, and unless NARI can show that the conditions relied upon could reasonably have been performed by Navtech, Navtech shall also be released from all obligations but NARI shall be entitled to waive compliance with any such condition in whole or in part, if it shall see fit to do so, with prejudice to its right of termination in the event of non-fulfillment of any other condition in whole or in part.

Article VI.  Representations and Warranties

Section 6.01 Representations and Warranties of NARI. NARI represents and warrants to Navetch as follows:

a)   Good Standing - NARI is now and on the Closing Date will be a corporation:

     i) duly incorporated and organized, validly subsisting and in good standing under the laws of the Province of Ontario, and

     ii) duly authorized and licensed to own its properties, and to carry on business, as and where presently owned and carried on by it.

b) Resident of Canada - NARI is not a non-resident of Canada within the meaning of the Income Tax Act.

c) Power and Authority - NARI has all necessary corporate power to enter into this Agreement and to perform its obligations hereunder and the execution and delivery of this Agreement and the completion of the transactions contemplated in this Agreement have been duly authorized by all necessary corporate action on the party of NARI.

d) Enforceability - This Agreement constitutes a valid and binding obligation of NARI enforceable in accordance with its term subject to bankruptcy laws and laws of equitable jurisdiction.

e) Absence of Conflicting Agreements - NARI is not a party to, and neither it nor any Weather Asset is bound or affected by or subject to, any indenture, mortgage, agreement, instrument evidencing indebtedness or other agreement, charter or by-law provision, law, regulation, order, decree or judgment which would be contravened or breached as a result of the execution of this Agreement or completion of the transactions contemplated by this Agreement.

f) Collective Agreements - NARI is not now nor at the Closing will be a party to any contract with, or commitment to, any labor union.

g) Contracts - At Closing, NARI, in respect of its business, will not be bound by any outstanding contract or commitment, including, without limitation, any license agreement with respect to the Software, except those which Navtech has elected to assume.

h) Title to Assets - At Closing NARI will have a good and marketable title to all of the Weather Assets free and clear of any and all claims, liens, encumbrances and security interests whatsoever.

i) No Breach Caused by the Agreement. - Neither the execution nor delivery of this Agreement nor the fulfillment or compliance with any of the terms hereof will conflict with, or result in a breach of the terms, conditions or provisions of, or constitute a default under, the constating documents and by-laws of NARI or any material agreement or instrument to which NARI is subject, or will require any consent or other action by any administrative or governmental body.

j) Litigation - There are no known causes of action, claim or demand or other proceedings pending or, to the knowledge of NARI, threatened before any court or administrative agency which could materially adversely affect the financial condition or overall operations of NARI or any judgment, order or decree enforceable against it, other than those already disclosed to Navtech in writing.

k) Full Disclosure - None of the foregoing representations and warranties contains any untrue statement of material fact or omits to state any material fact necessary to make any such representation not misleading to a prospective purchaser of the Weather Assets seeking full information as to the Weather Assets and NARI.

l) No Warranty Against Infringement - NARI does not make and expressly disclaims any representations or warranties against infringement.

Section 6.02 Representations and Warranties of Navtech. Navtech represents and warrants to NARI on its behalf that:

a) Organization - Navtech is and will, at Closing, be a corporation duly incorporated and organized and validly subsisting under the laws of the State of Delaware.

b) Power and Authority - Navtech will have all necessary corporate power to enter into this Agreement and to perform its obligations hereunder and the execution and delivery of this Agreement and the completion of the transactions contemplated in this Agreement will be duly authorized by all necessary corporate action on the part of Navtech.

c) Enforceability - This Agreement constitutes a valid and binding obligation of Navtech enforceable in accordance with its terms subject to bankruptcy laws and laws of equitable jurisdiction.

d) Absence of Conflicting Agreements - The execution and performance by Navtech of this Agreement and any other agreement to be executed pursuant to this Agreement will not constitute a breach or contravention of any agreement, law or order binding on Navtech.

e) No Performance Warranty - It is acknowledged by the parties hereto that NARI licenced the Software to Navtech on or about August 1, 2000. Navtech is technically familiar with the said Software and any derivatives and has continued to develop or aid in the development of the said Software with or without NARI's knowledge or consent, as permitted under the Software License Agreement. Further, Navtech is in possession of all of the source code and development tools required to develop and maintain the said Software. Accordingly, the said Software is sold to Navtech on an "as is" and "with all faults" basis.

f) Indemnity of NARI During License Period - Navtech expressly agrees to defend, indemnify and hold NARI free and harmless from any and all claims, damages, costs and awards of any kind whatsoever sustained as a consequence of the performance of the said Software or its derivatives while maintained by Navtech in the provision of services to Navtech's weather customer base during the license period. In the event NARI receives notice of any claim with regard to the Software, it shall forward such notice promptly to Navtech for the defence thereof.

Section 6.03 Non-Waiver. No investigation made by or on behalf of NARI or Navtech at any time shall have the effect of waiving or diminishing the scope of or otherwise affecting any representation or warranty made by the other in or pursuant to this Agreement.

Section 6.04 Nature and Survival of Representations and Warranties. All statements contained in any certificate or other instrument delivered by or on behalf of any of the parties in connection with the transactions contemplated by this Agreement shall be deemed to be made by such party. All representations, warranties, covenants and agreements contained in this Agreement on the part of each of the parties shall survive for a period of two (2) years from the Closing Date after which time, if no claim shall have been made against any party with respect to any incorrectness in or breach of any representation or warranty, such party shall have no further liability under this Agreement with respect to such representation or warranty.

Article VII.  Covenants

Section 7.01 Actions to Satisfy Closing Conditions. Each party shall take all such actions as are within its power to control, and shall use its best efforts to cause other actions to be taken which are not within its power to control, so as to ensure compliance with any conditions set forth in this Agreement which are for the benefit of the other party.

Article VIII. Indemnification

Section 8.01 Mutual Indemnification. NARI covenants and agrees to indemnify and save harmless Navtech, and Navtech covenants and agrees to indemnify and save harmless NARI, as and from the Closing Date, from and against any claims (which term includes all demands, actions, causes of action, damages, losses, costs, liabilities and expenses, including attorney's fees) which the other party may suffer as a result of the failure to perform any covenant or agreement on its part under this Agreement or any incorrectness in or breach of any of its representations and warranties contained in this Agreement or in any certificate or other document furnished pursuant to this Agreement. The foregoing obligation of indemnification shall be subject to the limitation mentioned in Section 6.04 respecting the survival of representations and warranties.

Article IX. Arbitration

Section 9.01 In the event that any disagreement arises between the parties hereto with reference to this Agreement or any matter arising hereunder and upon which the parties cannot agree, then every such disagreement shall be referred to arbitration in accordance with the provisions of the following Subsection 9.01(a):

a) The reference to arbitration shall be to three (3) arbitrators, one of whom shall be chosen by each party to the disagreement and the third by the two so chosen and the third arbitrator so chosen shall be the chairperson; provided, however, that if the parties are able to agree upon a single arbitrator, the reference to arbitration shall be to that single arbitrator.

b)   The award may be made by the majority of the arbitrators.

c) The time allowed for the making of an award shall be limited to thirty (30) clear days, and if the arbitrators have allowed this time to expire without making an award or if the chairperson shall have delivered to the parties to the arbitration a notice in writing stating that the arbitrators cannot agree, any party to the arbitration may apply to a Court having appropriate jurisdiction or to a judge thereof to appoint an umpire who shall have the like power to act in the reference and to make an award as if he or she had been duly appointed by all parties to the submission and by the consent of all the parties who originally appointed the arbitrators thereto.

d) If an umpire is appointed pursuant to the foregoing Section 9.01(c), such umpire shall make his or her award within one month after the original time appointed for making the award of the arbitrators has expired or on or before any later date to which the parties to the reference by a writing signed by them may from time to time enlarge the time for making the award, or if the parties have not agreed, then within such time as the Court or judge appointing such arbitrator may deem proper.

e) No evidence of anything said or of any admission or communication made in the course of the arbitration or any negotiation or mediation is admissible in any legal proceeding, except with the consent of all of the parties hereto.

f) Unless the arbitrator or arbitrators or umpire, as the case may be, specifically order otherwise, the costs of the arbitration shall be shared equally between the parties to the arbitration.

Section 9.02 There shall be no appeal from the award of the arbitrators or arbitrator, or umpire, as the case may be.

Article X. General

Section 10.01 Expenses. All costs and expenses (including the fees and disbursements of accountants and legal counsel) incurred in connection with this Agreement and completion of the transactions contemplated by this Agreement shall be paid by the party incurring such expenses.

Section 10.02 Time. Time shall be of the essence in all respects of this Agreement.

Section 10.03 Notices. Any notice or demand to be given to any party to this Agreement shall be in writing and shall be either personally delivered; or sent by telex, telecopier or similar method of recorded communication, charges prepaid. Any notice shall be sent to the intended recipient at its address as follows:

         Navtech, Inc.
         2340 Garden Road, Suite 102
         Monterey, CA 93940
         Attn: David Strucke, CFO
         Fax: (519) 747-1003

         Navtech Applied Research Inc.
         902-140 Lincoln Road
         Waterloo, Ontario
         N2J 4N4
         Attn: Dorothy English
         Fax: (519) 747-1003

Any party may from time to time change its address by written notice to each other party given in accordance with the provision of this Section 10.

         Any notice given by personal delivery shall be deemed to have been received on the date of the delivery. Any notice sent by telex, telecopier or similar method of recorded communication shall be deemed to have been received on the next Business Day following the date of its transmission.

Section 10.04 Benefit of Agreement. This Agreement shall enure to the benefit of and be binding upon each party and their respective administrators, successors and assigns.

Section 10.05 Further Assurances. The parties shall with reasonable diligence do all things and provide all reasonable assurances as may be required to complete the transactions contemplated by this Agreement, and each party shall provide such further documents or instruments required by any other party as may be reasonably necessary or desirable to give effect to this Agreement and carry out its provisions, whether before or after Closing.

Section 10.06 Construction Clause. This Agreement has been negotiated and approved by counsel on behalf of all parties hereto and notwithstanding any rule or maxim of construction to the contrary, any ambiguity or uncertainty will not be construed against any party hereto by reason of the authorship of any of the provisions hereof.

Section 10.07 U.S. Currency. All references to dollar amounts are to the lawful currency of the United States of America.

Sectin 10.08 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, both of which shall constitute one and the same instrument. For all purposes of this Agreement, telecopied documents shall be deemed to be originals.

Section 10.09 Independent Legal Advice. The parties hereto acknowledge that they:

a)   have each had, or had the opportunity to obtain, independent legal advice;

b)   each understand their rights and obligations under this Agreement; and

c)   are each signing this Agreement voluntarily.

Section 10.10 Offer. This Agreement until executed by both parties shall constitute an offer by the initial signatory, which shall be accepted by the other party by 5:00 p.m. on the 23rd day of October, 2000, and if not accepted by that time, this offer shall be null and void.



         IN WITNESS WHEREOF the parties hereto have set their hands and seals.

SIGNED, SEALED AND DELIVERED                )      Navtech Applied Research Inc.
in the presence of:                         )
                                            )      /s/ Dorothy English
                                            )      Dorothy English, Secretary
                                            )
                                            )
                                            )      Navtech, Inc.
                                            )
                                            )      /s/ David Strucke
                                            )      David Strucke
                                            )      Chief Financial Officer

                                  BILL OF SALE

For good and valuable consideration (receipt of which is acknowledged), Navtech Applied Research Inc. ("NARI") hereby sells and transfers possession of the following assets to Navtech, Inc. ("Navtech") for a total consideration equal to One Hundred Forty Seven Thousand Six Hundred and Fifty One Dollars ($147,651)
(US)., such amount to be reflected in a reduction in the amounts owed by NARI to Navtech.

NARI warrants that it owns and has the right to sell the assets to the Purchaser and that the goods are free and clear of encumbrances.

NARI and Navtech agree that the total consideration shall be allocated among the various assets as follows:

SOFTWARE                                             $   147,651.00

FURNITURE, FIXTURES and OTHER                            Nominal

Dated this 23rd day of October, 2000.


Navtech Applied Research Inc.                           Navtech, Inc.
Per: /s/Dorothy English                                 Per: /s/ David Strucke
     -------------------------------                         -----------------
     Dorothy English                                         David Strucke

EXHIBIT 10(O)

                            SHARE TRANSFER AGREEMENT

                                    BETWEEN:

                  Navtech Applied Research Inc., a corporation
                          having its registered office
                            in the City of Waterloo,
                       in the Province of Ontario, Canada

                         (Hereinafter referred to as "NARI")

                                      AND:

                          Navtech, Inc., a corporation
                           having its principal office
                            in the City of Monterey,
                         in the State of California, USA

                     (Hereinafter referred to as "Navtech")

                            DATED: October 23rd, 2000


WHEREAS, NARI wishes to further reduce the amount of its indebtedness to Navtech;

WHEREAS, NARI is the owner of 502,766 shares of Common Stock, par value $.001 per share, of Navtech (the "Common Shares");

WHEREAS, NARI wishes to transfer the Common Shares to Navtech to further reduce the amounts of its indebtedness to Navtech;

NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the mutual covenants and agreements hereinafter set forth, the parties hereby agree as follows:

1.       Navtech accept the transfer of the Common Shares from NARI;

2. that, upon the transfer of the Common Shares from NARI to Navtech, the amount of indebtedness of NARI to Navtech be further reduced by the fair market value of the Common Shares as of October 23, 2000 based upon the last sale price as of such date.

3. that, after reconciliation of all accounts as of October 31, 2000, giving effect to any further interest and royalty adjustments, the remaining balance of all debt owing from NARI to Navtech, or its subsidiary, Navtech Systems Support Inc., be reduced to an amount equal to $63,400 Canadian, such amount to be paid no later than January 15, 2001.

         IN WITNESS WHEREOF the parties hereto have set their hands and seals.

SIGNED, SEALED AND DELIVERED                )      Navtech Applied Research Inc.
in the presence of:                         )
                                            )      /s/ Dorothy English
                                            )      Dorothy English, Secretary
                                            )
                                            )
                                            )      Navtech, Inc.
                                            )
                                            )      /s/ David Strucke
                                            )      David Strucke
                                            )      Chief Financial Officer

EXHIBIT 10(P)

                      COMMERCIAL LEASE AND DEPOSIT RECEIPT

AGENCY RELATIONSHIP COMFIRMATION. The following agency relationship is hereby confirmed for this transaction and supersedes any prior agency election:

     LISTING AGENT:   Mahoney-Tancredi Company    is the  agent of  (check One):
        |_|  the Lessor exclusively;    or |X| both the Lessee and the Lessor.

LEASING AGENT:
                  ----------------------------------------
            (if not the same as the Listing Agent) is the agent of  (check one):

The Lessee exclusively; or |_| the Lessor exclusively; or |X| both the lessee and the Lessor. NOTE: This conformation DOES NOT take the place of the AGENCY DISCLOSURE form, which may be required by law.


RECEIVED FROM Navtech, Inc., hereinafter referred to as LESSEE, the sum of $ 9,973.00 (Nine thousand Nine Hundred Seventy Three and 00/100ths dollars), evidenced by company check, as deposit which will belong to Lessor and will be applied as follows:

                                                                     TOTAL           RECEIVED       BALANCE DUE PRIOR
                                                                                                      TO OCCUPANCY
Rent for the period from 3/20/00 to 04/19/00.......................$4,865.00        $4,865.00      $       0.00
Security deposit (not applicable toward last month's rent).........$5,108.00        $5,108.00      $       0.00
Other...........................................................$       0.00     $       0.00      $       0.00
                                                                -----------------------------------------------


TOTAL..............................................................$9,973.00    $9,973.00        $       0.00

In the event this Lease is not accepted by the Lessor within N/A days, the total deposit received will be refunded. Lessee offers to lese from Lessor the premises situated in the City of Monterey, County of Monterey , State of California , described as 1st floor office space and use of the building common areas at 2340 Garden Road , consisting of approximately 4,865 +/- square feet, upon the following terms and conditions:

1. TERM. The term will commence on (date) March 20, 2000, and end on (date) December 31, 2001.

2. RENT. The total rent will be $ _______________, payable at $4,865.00 per month (based on first year's rates) payable on the 1st day of each month. All rents will be paid to Lessor or his or her authorized agent, at the following address OPI-Office Products, Inc., 2340 Garden Road, Monterey, CA 93940, or such other places as may be designated by Lessor from time to time. In the event rent is not paid within 10 days after due date, Lessee agrees to pay a late charge of $100.00 plus interest at 12% per annum on the delinquent amount. Lessee further agrees to pay a late charge of $100.00 for each dishonored bank check. The late charge period I not a grace period, and Lessor is entitled to make written demand for any rent if not paid when due.

3. USE. The premises are to be used for the operation of offices for Navtech, Inc. which may include 24/7 computer operation/monitoring and for no other purpose, without prior written consent of Lessor, Lessee will not commit any waste upon the premises, or any nuisance or act which may disturb the quiet enjoyment of any tenant in the building.

4. USES PROHIBITED. Lessee will not use any portion of the premises for purposes other than those specified. No use will be made of permitted to be made upon the premises, not acts done, which will increase the existing rate of insurance upon the property, or cause cancellation of insurance policies covering the property. Lessee will not conduct or permit any sale by auction on the premises.

5. ASSIGNMENT AND SUBLETTING. Lessee will not assign this Lease or sublet any portion of the premises without prior written consent of the Lessor, which will not be unreasonably withheld. Any such assignment or subletting without consent will be void and, a the option of the Lessor, will terminate this lease. Lessee may, however, assign this lease to a parent or subsidiary corporation upon notice to Lessor.

6. ORDINANCES AND STATUTES. Lessee will comply with all statutes, ;ordinances, and requirement of all municipal, state and federal authorities now in force, or which may later be in force, regarding the use of the premises. The commencement or pendency of any state or federal court abatement proceeding affecting the use of the premises will, at the option of the Lessor, be deemed a breach of this Lease.

7. MAINTENANCE, REPAIRS ALTERATIONS. Unless otherwise indicated, Lessee acknowledges that the premises are in good order and repair. Lessee will, at his or her own expense, maintain the premises in a good and safe condition. The premises will be surrendered, at termination of the Lease, in as good condition as received, normal wear an tear excepted. See Addendum. Lessee |_| will, |X| will not maintain the property adjacent to the premises, such as sidewalks, driveways, lawns and shrubbery, which would otherwise be maintained by Lessor.

         No improvement or alteration of the premises will be made without written consent of the Lessor. Prior to the commencement of any substantial repair, improvement, or alteration, Lessee will give Lessor at least tow
     (2) days written notice in order that Lessor may post appropriate notices to avoid any liability for liens.



Lessee  (   Derek Dawson  ) (   Luke Fry  )  has read this pag

Property Address                             2340 Garden Road, Monterey, CA.

8. ENTRY AND INSPECTION. Lessee Will permit Lessor or Lessor's agents to enter the premises at reasonable time and upon reasonable notice for the purpose of inspection the premises, and will permit Lessor, at any time within sixty (60) days prior to the expiration of this lease, to place upon the premises any unusual "For Lease" signs, and permit person desiring to lease the premises to inspect the premises at reasonable times.

9. INDEMNIFICATION OF LESSOR. Lessor will no be liable for any damage or injury to lessee, or any other person, or to any property occurring on the premises. Lessee agrees to hold Lessor harmless from any claims for damages arising out of Lessee's use of the premises, and to indemnify Lessor for any expense incurred by Lessor in defending any such claims.

10. POSSESION. If Lessor is unable to deliver possession of the premises at the commencement date set forth above, Lessor will no be liable for any damage cause by the delay, nor will this Lease be void or voidable, but Lessee will not be liable for any rent until possession is delivered. Lessee may terminate this Lease If possession is not delivered within 30 days of the commencement term in Item 1.

11. LESSEE'S INSURANCE. Lessee, at his or her expense, will maintain public liability, and property damage insurance insuring Lessee and Lessor with minimum coverage as follows: $1,000,000.00 combined single limits. Lessee will provide Lessor with a Certificate of Insurance showing Lessor as Additional insured. The policy will require ten (10) days written notice to Lessor prior to cancellation or material change of coverage.

12. LESSOR'S INSURANCE. Lessor will maintain hazard insurance covering one hundred percent (100%) actual cash value of the improvements throughout the Lease term. Lessor's insurance will not insure Lessee's property, leasehold improvements, or trade fixtures.

13. SURROGATION. To the maximum extent permitted by insurance policies which may be owned by the parties, Lessor and Lessee waive other services delivered to the premises, except: See Addendum.

14. UTILITIES. Lessee agrees that he or she will be responsible for the payment of all utilities, including water, gas, electricity, heat and other services delivered to the premises, except: See Addendum.

15. SIGNS. Lessee will not place, maintain, nor permit any sign or awning on any exterior door, wall, or window of the premises without the express written consent of Lessor, which will not be unreasonably withheld, and of appropriate governmental authorities.

16. ABANDONMENT OF PREMISES. Lessee will not vacate or abandon the premises at any time during the term of this Lease. If Lessee does abandon or vacate the premises, or is dispossessed by process of law, or otherwise, any personal property belonging to Lessee left on the premises will be deemed to be abandoned, at the option of Lessor.

17. CONDEMNATION. If any part of the premises in condemned for public use, and a part remains which is susceptible of occupation by Lessee, this Lease will, as to the part taken, terminate as of the date the condemnor acquires possession. Lessee will be required to pay such proportion of the rent for the remaining term as the value of the premises remaining bears to the total value of the premises at the date of condemnation; provided, however, that either party may, at his or her option, terminate this Lease as of the date the condemnor acquires possession. In the event that the premises are condemned in whole, or the remainder is not susceptible for use by the lessee, this lease will terminate upon the date which the condemnor acquires possession. All sums which ma be payable on account of any condemnation will belong solely to the Lessor; except that Lessee will be entitled to retain any amount awarded to him or her for his or he trade fixtures and moving expenses.

18. TRADE FIXTURES. Any and all improvements made to the premises during the term will belong to the Lessor, except trade fixtures of the Lessee. Lessee may, upon termination, remove all his or her trade fixtures, but will pay for all costs necessary to repair any damage to the premises occasioned by the removal.

19. DESTRUCTION OF PREMISES. In the event of a partial destruction of the premises during the term, from any cause except acts of omission of Lessee, Lessor will promptly repair the premises, provided that such repairs can be reasonable made within sixty (60) days. Such partial destruction will not terminate this Lease, except that Lessee will be entitled to a proportionate reduction of rent while such repairs are being made, based upon the extent to which the making of such repairs interferes with the business of Lessee on the premises. If the repairs cannot be made within sixty (60) days, this Lease may be terminated at the option of either party by giving written notice to the other party within the sixty (60) day period.

20. HAZARDOUS MATERIALS. Lessee will not use, store or dispose of any hazardous substances upon the premises, except the use and storage of such substances that are customarily used in Lessee's business, and are in compliance with all environmental laws. Hazardous substances means any hazardous waste, substance or toxic materials regulated under any environmental laws or regulations applicable to the property. Lessee will be responsible for the cost of removal of any toxic contamination caused by lessee's use of the premises.

21. INSOLVENCY. The appointment of a receiver, an assignment for the benefits of creditors, or the filing of a petition in bankruptcy by or against Lessee, will constitute a breach of this Lease by Lessee.

22. DEFAULT. In the event of any breach of this Lease by Lessee, Lessor may, at his or her option, terminate the Lease and recover from Lessee (a) the worth at the time of award of the unpaid rent which had been earned at the time of termination, (b) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of the award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided; (c) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (d) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform his or he obligations under the Lease or which in the ordinary course of things would be likely to result therefrom.

          Lessor may, in the alternative, continue this Lease in effect, as long as Lessor does not terminate Lessee's right to possession, and Lessor may enforce all of Lessor's rights and remedies under the Lease, including the right to recover the rent as it becomes due under the Lease. If said breach of lease continues, Lessor may, at any time thereafter, elect to terminate the Lease.

                  These provisions will not limit any other rights or remedies which Lessor may have.


Lessee  (   Derek Dawson  ) (   Luke Fry  )  has read this page.

23. SECURITY. The security deposit will secure the performance of the Lessee's obligations. Lessor may, but will not be obligated to, apply all or portions of the deposit on account of Lessee's obligations. Any balance remaining upon termination will be returned to Lessee. Lessee will not have the right to apply the security deposit in payment of the last month's rent.

24.  DEPOSIT REFUNDS.  The balance of all deposits will be refunded within three
     (3) weeks (or as otherwise required by law), from date possession is delivered to Lessor or his or her authorized agent, together with a statement showing any charges made against the deposits by Lessor.

25. ATTORNEY FEES. In any action or proceeding involving a dispute between Lessor and Lessee arising out of this Lease, the prevailing party will be entitled to reasonable attorney fees.

26. WAIVER. No failure of Lessor to enforce any term of this Lease will be deemed to be a waiver.

27. NOTICES. Any notice which either party may or is required to give, will be given by mailing the notice, postage prepaid, to Lessee at the premises, or to Lessor at the address shown in Item 2, or at such other places as may be designated in writing by the parties from time to time. Notice will be effective five (5) days after mailing, or on personal delivery, or when receipt is ad in writing.

28. HOLDING OVER. Any holding over after the expiration of this Lease, with the consent of Owner, will be a month-to-month tenancy at a monthly rent of $6,385.00, payable in advance and otherwise subject to the terms of this Lease, as applicable, until either party will terminate the tenancy by giving the other party thirty (30) days written notice.

29.  TIME. Time is of the essence of this Lease.

30. HEIRS, ASSIGNS, SUCCESSORS. This Lease is binding upon and insures to the benefit of the heirs, assigns, and successors of the parties.

31. COST OF LIVING INCREASE. The rent provided for in Item 2 will be adjusted effective upon the first day of the month immediately following the expiration of 12 months from date of commencement of the term, and upon the expiration of each 12 months thereafter, in accordance with changes in the U.S. Consumer Price Index for |X| All Urban Consumer (1982-84=100), or |_| (other index) _____________________ ("CPI"). The monthly rent will be increased to an amount equal to the monthly rent set forth in Item 2, multiplied by a fraction the numerator of which is the CPI for the second calendar month immediately preceding the adjustment date, and the denominator of which is the CPI for the second calendar month preceding the commencement of the Lease term; provided, however, that the monthly rent will not be less than the amount se forth in Item 2. (nor more than 5% over the preceding year) .

32. OPTION TO RENEW. Provided that Lessee in not in default in the performance of this Lease, Lessee will have the option to renew the Lease for an addition term of 36 months commencing at the expiration of the initial Lease term. All of the terms and conditions of the Lease will apply during the renewal term, except that the monthly rent will be the sum of $ See Addendum which will be adjusted after commencement of the renewal term.

         The option will be exercised by written notice given to Lessor not less than 120 days prior to the expiration of the initial Lease term. If notice is not given within the time specified, this Option will expire.

33. AMERICANS WITH DISABILITIES ACT. The parties are alerted to the existence of the Americans With Disabilities Act, which may require costly structural modifications. The parties are advised to consult with a professional familiar with the requirement of the Act.

34. LESSOR'S LIABILITY. In the event of a transfer of Lessor's title or interest to the property during the term of this Lease, Lessee agrees that the grantee of such title of interest will be substituted as the Lessor under this Lease, and the original Lessor will be released of al further liability, provided, that all deposits will be transferred to the grantee.

35.  ESTOPPEL CERTIFICATE.
         a) On ten (10) days' prior written notice fro Lessor, Lessee will execute, acknowledge, and deliver to Lessor a statement in writing: [1} certifying that this Lease, as so modified, is in full force and effect (or, if modified, stating the nature of such modification and certifying that this Lease, as so modified, in full force and effect}, the amount of any security deposit, and the date to which the rent and other charges are paid in advance, if any; and [2] acknowledging that there are not, to Lessee's knowledge, any uncured defaults the part of Lessor, or specifying such defaults if any are claimed, Any such statement may be conclusively relied upon by any prospective buyer or encumbrancer of the premises.
      b) At Lessor's option, Lessee's failure to deliver such statement within such time will be a material breach of this Lease or will be conclusive upon Lessee; [1] that the Lease is in full force and effect, without modification except as may be represented by Lessor, [2] that there are no uncured defaults in Lessor's performance, and [3] that not more than one month's rent has been paid in advance.
         c) If Lessor desires to finance, refinance, or sell the premises, or any part thereof, Lessee agrees to deliver to any tender or buyer designated buyer designated by Lessor such financial statements of Lessee as may be reasonable required by such lender or buyer. All finance statements will be received by the Lessor or the lender of buyer in confidence and will be used only for the purposes set forth.


Lessee  (   Derek Dawson  ) (   Luke Fry  )  has read this page

36.      ENTIRE AGREEMENT.


         Exhibit A: .....................FIRST ADDENDUM TO LEASE

         Exhibit B:........................FLOOR PLAN

         Exhibit C:

37.      ADDITIONAL TERMS AND CONDITIONS.

The undersigned Lessee acknowledges that he or she has thoroughly read and approved each of the provisions contained in this Offer, and agrees to the terms and conditions specified.


Lessee ___________________   Date ___________
(Signed by: Derek Dawson, Chief Operating Officer/President    Dated Feb 11/00)

Receipt for deposit acknowledged by ___________________________________________

Date ______________

ACCEPTANCE

The undersigned Lessor accepts the foregoing Offer and agrees to lease the premises on the terms and conditions set forth above.


NOTICE: The amount or rate of real estate commissions is not fixed by law. They are set by each broker individually and may be negotiable between the owner and broker.

         The Lessor agrees to pay to Per Contract, the Broker in this transaction, the sum of $ _________________ for services rendered and authorizes Broker to deduct said sum from the deposit received from Lessee.
         In the event the Lease is extended for a definite period of time or on a month-to-month basis after expiration of the original term, Lessor will pay to Broker an additional commission of ________% of the total rental for the extended period. This commission will be due and payable at the commencement of the extended period if for a fixed term, or if on a month-to-month basis, at the termination of Lessee's occupancy or one year, whichever is earlier.
         In any action for commission, the prevailing party will be entitled to reasonable attorney fees.

         OPI- Office Products, Inc.


LESSOR_______________________________DATE _____________
      Signed by:   Luke Fry, February 16, 2000

Lessee acknowledges receipt of a copy of the accepted Lease on (date)  _________

                                   EXHIBIT "A"


FIRST ADDENDUM TO LEASE BETWEEN NAVTECH,  INC., LESSEE, AND OPI-OFFICE PRODUCTS,
INC.,  LESSOR,  FOR  THOSE  PREMISES  KNOWN  AS  2340  GARDEN  ROAD,   MONTEREY,
CALIFORNIA.

1. This is a gross lease and Lessor is responsible for all expenses and utilities, including HVAC, associated with the premises, with the exception of any and all telephone/computer communication related charges, the replacement of light bulbs within the suite, and the interior janitorial service which shall be paid for by lessee.

2. Prior to lease commencement Lessor, at Lessor's sole cost and expense, shall do the following tenant improvements:

     a.   Have the carpet professionally cleaned throughout.

     b.   Touch up or repaint where necessary throughout the premises.

     c. Construct an approximate 10' x 10' office area in the northeast corner of the suite. This office to have ceiling high partitions and an entry door with locking hardware (see Exhibit "B" - Equipment Room).

     d. Install a wall mounted or portable type air conditioning unit of sufficient cooling capacity to maintain a constant temperature of 68 degrees fahrenheit in the equipment room.

     e. Provide and install divider type partitions, including an entry door in the area noted as "Training Room" on Exhibit "B". These partitions to be a minimum of 8' high with sound dampening capability.

     f. Throughout the term of the lease and any extension thereto, Lessor shall allow Lessee to use the cubicles that are presently in existence along the north wall of the suite at no charge to Lessee. Upon lease expiration these cubicles will be returned to Lessor.

     g. Lessee may be purchasing additional cubicles/work stations for this office. Lessor has agreed to order same for Lessee to purchase or lease at Lessor's actual cost, ie., no mark-up providing Lessor is allowed access to the suite during normal business hours to show prospective purchaser the work stations.

3. Lessee shall be allowed at their sole cost and expense to install one satellite receiver/dish of approximately 3' in diameter on the roof of the building in a location previously agreed upon between Lessor and Lessee.

4. The existing available fifty (50) pair of telephone lines will be sufficient to accommodate Lessee's immediate occupancy, but Landlord will have an additional cable run as soon as possible to provide for a minimum of another 50 fair of telephone lines for Lessee's use. Any costs associated with the addition of this cable shall be paid by Lessee.

5. Rent during the option to renew period for this 4,865 +/- square feet shall be negotiated between the parties, but in no event shall the base rent during the first year of this three year option to renew exceed $1.25 per square foot, or $6081. per month.

EXHIBIT 10(R)


Duncan Macdonald, CEO                                               01 June 1999
Navtech Systems Support Inc.
175 Columbia St. West, Suite 102
Waterloo, ON, Canada, N2L-5Z5

Dear Mr. Macdonald,

As discussed and agreed, AVCON is pleased to implement the following terms effective 01 June 1999 for payout of arrears and continued lease of the 5-PCs, HP printer, network cards, and the IBM-RISC computer. The terms are structured to assist Navtech by moving the arrears out of current debt and by minimizing Navtech's current cash flow. The restructuring is also necessary for AVCON to avoid continuing to pay taxes on accrued but unpaid income. The terms agreed and implemented are as follows:

1. The present Promissory Note dated 30 October 1996 with a Principal Value of $53,000.00 due 01 June 1999, is herewith cancelled concurrent with the implementation of a new Promissory Note dated 01 June 1999 with a Principal Value of $90,000.00 due 01 May 2005. The increase of Principal Value reflects arrears of $7,599.68 from Invoice 99051, and arrears of $29,375.19 from Invoice 99052, totalling $36,974.87, rounded to $37,000. Interest payments of $1,350.00 begin 01 July 1999, increasing to Principal plus Interest payments of $2,400.00 on 01 October 2000, with final payment due 01 May 2005. Any amount of Principal may be paid at any time without penalty.

2. The present Equipment Schedule 006 for the 5-PCs, HP Printer, and network cards is herewith cancelled concurrent with the implenentation of a new Equipment Schedule 008 for a 13 month Lease with an Initial Lease Value of $12,155.00, reflecting a $25.00 credit. Monthly lease payments of $1,037.00 begin 01 July 1999 with final payment on 01 July 2000. Any amount of Lease Value may be paid at any time without penalty.

3. The present Equipment Schedule 005 for the IBM-RISC is herewith cancelled concurrent with the implementation of a new Equipment
         Schedule 007 for a 65 month Lease with an Initial Lease Value of $48,270.00. Monthly lease payments of $915.00 begin 01 July 1999, increasing to $1,300.00 on 01 October 2000, and final payment on 01 November 2004. Any amount of Lease Value may be paid at any time without penalty.

4. The Note and Lease payments outlined above are referenced as monthly payments. However, the Note and Leases shall be serviced weekly, with a minimum weekly payment of $830.00 beginning 04 June 1999 and increasing to $900.00 on 01 September 2000. Such weekly payments are inclusive of currently applicable GST and PST.

5. The attached payment schedule details the monthly payments and account balance for the term of the Note and Leases.


Sincerely,

/S/ Eileen Metherell                                /S/ Duncan Macdonald
Eileen Metherell, President                         Duncan Macdonald, CEO
AVCON Associates Inc.                               Navtech Systems Support Inc.

EXHIBIT 21 - Subsidiaries

Navtech, Inc. has the following subsidiaries:

------------------------------------- --------------------------------------
Company Name                          Jurisdiction of Incorporation
------------------------------------- --------------------------------------
Navtech Systems Support Inc.          Ontario, Canada
------------------------------------- --------------------------------------
Navtech (UK) Limited                  United Kingdom
------------------------------------- --------------------------------------