Form 10QSB
period 2001-01-31
NAVTECH INC
filed 2001-03-15
CIK 790272

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2001


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____

                               ------------------

                         Commission File Number 0-15362

                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)





                Delaware                              11-2883366
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)



          2340 Garden Road, Monterey, California         93940
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


      The number of shares outstanding of the issuer's common stock as of
                    February 28, 2001 was 3,697,140 shares.
================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                     For the Quarter Ended January 31, 2001

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements                                      Page
                                                                            ----

                  a)  Consolidated Statements of Operations
                      for the Three Months Ended January 31, 2001 and 2000.... 1

                  b)  Consolidated Balance Sheets
                      as of January 31, 2001 and October 31, 2000............. 2

                  c)  Consolidated Statements of Cash Flow
                      for the Three Months Ended January 31, 2001 and 2000.... 3

                  d)  Notes to Consolidated Financial Statements.............. 4

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation........................................ 8


Part II.  Other Information

         Item 1.  Legal Proceedings...........................................12

         Item 6.  Exhibits and Reports on Form 8-K............................12


Signatures....................................................................13

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended January 31,                                                              2000              2001
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                    $   1,365,697     $   1,361,171
   Software license fees                                                                 610,095                 -
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                       1,975,792         1,361,171
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                      927,172           908,441
   Cost of software license fees                                                          36,489                 -
   Research and development                                                               17,156            95,347
   Sales and marketing                                                                    90,500           273,201
   General and administrative                                                            581,457           498,930
   Provision for (recovery of) bad debt - related party                                   18,921                 -
   Amortization of goodwill                                                                2,826             2,800
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                            1,674,521         1,778,719
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                            301,271          (417,548)
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                                       15,817                 -
   Interest expense                                                                      (71,226)          (34,814)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (55,409)          (34,814)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                        245,862          (452,362)
Income taxes (recovery)                                                                  125,793          (116,394)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                $     120,069     $    (335,968)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
   Basic and diluted                                                               $        0.06     $       (0.10)
--------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                      October 31,       January 31,
                                                                                             2000           2001(1)
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current assets
   Cash and cash equivalents                                                         $    371,639     $    118,805
   Accounts receivable (net of allowance for bad debts of $135,839;                       904,336          915,995
      2000 - $122,370)
   Investment tax credits receivable                                                      100,238          102,074
   Prepaid expenses and other                                                              79,681          120,711
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,455,894        1,257,585
Capital assets                                                                            663,802          664,495
Due from related party                                                                     36,809                -
Goodwill (net of accumulated amortization of $24,162; 2000 - $21,362)                     109,638          106,838
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  2,028,918
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                          $    732,488     $    985,730
   Income taxes payable                                                                   184,209           71,225
   Due to related parties - current portion                                               133,971          132,232
   Long-term debt - current portion                                                       173,626          179,928
   Obligations under capital lease - current portion                                        2,525            2,675
   Deferred lease inducements - current portion                                            14,196           14,457
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,241,015        1,386,247
Due to related parties                                                                    310,790          280,920
Long-term debt                                                                            175,578          139,323
Obligations under capital lease                                                             5,801            5,198
Deferred lease inducements                                                                 70,980           68,668
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,804,164        1,880,356
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                               3,917            3,967
Treasury stock                                                                           (942,686)        (942,686)
Additional paid-in capital                                                              3,133,472        3,154,047
Accumulated other comprehensive income                                                     45,766           47,686
Deficit                                                                                (1,778,490)      (2,114,452)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          461,979          148,562
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  2,028,918
--------------------------------------------------------------------------------- ---------------- -----------------
(1)  Unaudited

                             See accompanying notes.

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended January 31,                                                     2000              2001
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings (loss)                                                        $    120,069     $   (335,968)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                                  22,673           41,812
   Amortization of goodwill                                                       2,826            2,800
   Provision for uncollectible accounts                                          75,032           12,784
   Recovery of bad debt - former parent company                                  18,921                -
   Deferred lease inducements                                                     (3717)          (3,569)
Decrease in operating assets - net                                              204,546          (58,244)
Increase in operating liabilities - net                                        (240,953)         128,845
----------------------------------------------------------------------- ---------------- -----------------
                                                                                199,397         (211,538)
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Advances to former parent company, net                                          (39,802)          37,164
Purchase of capital assets                                                      (25,879)         (35,554)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (65,681)           1,610
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Issuance of common shares                                                             -           20,625
Payment of long-term debt                                                       (79,841)         (51,176)
Payment of notes                                                                (14,466)         (13,622)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (94,307)         (44,173)
----------------------------------------------------------------------- ---------------- -----------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          4,185            1,267
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                    43,594         (252,834)
Cash and cash equivalents, beginning of year                                      4,504          371,639
----------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents, end of year                                     $     48,098     $    118,805
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (60,126)    $    (29,775)
   Cash paid during the period for income taxes                            $          -     $          -
----------------------------------------------------------------------- ---------------- -----------------

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of January 31, 2001, and the consolidated statements of operations and consolidated condensed statements of cash flows for the three months ended January 31, 2001 and 2000, have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada and Navtech-UK. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2000. Results of operations for the three months ended January 31, 2001 are not necessarily indicative of the operating results for the full year.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. We record revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, which is in compliance with SAB 101. Therefore the adoption of SAB 101 has had no material impact on our revenue recognition policies.

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," in June 1998. SFAS No. 133 requires an entity to recognize all derivatives and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. Based on the revised effective date, we adopted SFAS No. 133, as amended by SFAS No. 138, on November 1, 2000. The adoption of SFAS No. 133, as amended, had no material effect on our results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or award; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. We have determined that the application of FIN 44 had no material impact on our financial position or results of operations in the first fiscal quarter.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of SFAS No. 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are in the process of evaluating the impact, if any, on our reported financial condition or results of operations from the adoption of SFAS No. 140.


COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) were as follows:

                                             Three Months ended January 31,
                                                    2000              2001
--------------------------------------------------------------------------------
Net earnings (loss)                        $     120,069     $    (335,968)
Currency translation adjustments                  (4,034)            1,920
--------------------------------------------------------------------------------
Comprehensive income (loss)                $     116,035     $    (334,048)
--------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                                                    Three Months ended January 31,
                                                                                          2000               2001
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                                       $     120,069     $     (335,968)
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings (loss) per share - weighted average
     number of common shares outstanding (B)                                         2,001,980          3,454,757
   Effect of dilutive securities:
     Employee stock options                                                                  9                  0
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share - adjusted weighted
     average number of common shares outstanding (C)                                 2,001,989          3,454,757
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic (A)/(B)                                        $        0.06     $        (0.10)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                                      $        0.06     $        (0.10)
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.


COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On October 1, 1998, Southern Air Transport, Inc. filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio. In connection with such proceeding, we have received a demand for the return of $88,850 in payments made by Southern Air to Navtech-Canada within 90 days prior to Southern Air's filing of the bankruptcy petition. The demand alleges that the payments made were preferential payments and must be returned. We believe that the payments received were for contemporaneous consideration and need not be returned.


COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.


SUBSEQUENT EVENTS

On February 1, 2001, we acquired all of the issued and outstanding shares of common and preferred stock of Airware Solutions Inc., a Canadian company. The consideration we paid to the common stockholders of Airware consisted of an aggregate of 133,560 shares of our common stock and warrants to acquire 56,000 shares of our common stock at an exercise price of $1.25 per share. We paid the preferred stockholders of Airware a cash payment of $50,000 Canadian (approximately $33,500 US). Concurrently with the closing of the acquisition, we settled certain obligations of Airware by issuing an aggregate of 76,323 shares of its common stock and making cash payments totaling $112,000 Canadian
(approximately $75,000 US). We used working capital to satisfy our cash requirements in connection with the acquisition. The acquisition was accounted for as a purchase.

Airware develops leading edge scheduling systems for the global airline industry.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This section and other parts of this Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the financial statements and notes found in Item 1 of Part I of this Form 10-QSB. All financial information is based on our fiscal calendar.


Results of operations

Revenue

Revenue from service fees was approximately $1.4 million in the three months ended January 31, 2001, consistent with approximately $1.4 million for the three months ended January 31, 2000. Changes in 2001 include an increase in fees from existing customers of approximately $129,000 and an increase in fees from new customers of approximately $71,000. These increases were offset by the loss of revenue of approximately $87,000 from one-time customers in 2000 and the loss in fees of approximately $117,000 from customers who ceased operations in prior quarters.

There was no revenue from software license fees in the three months ended January 31, 2001 as compared to approximately $610,000 in the three months ended January 31, 2000. Software license fees are expected to terminate as Navtech moves completely to an ASP marketing philosophy. This model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. Further explanation regarding our switch to an ASP marketing philosophy can be found in the "Plan of Operation; Sales Efforts" section.

Costs and expenses

Cost of services decreased approximately 2%, or approximately $19,000, from approximately $927,000 for the three months ended January 31, 2000 to approximately $908,000 for the three months ended January 31, 2001. This change is primarily attributable to a decrease in royalties of approximately $12,000 as well as net decreases in other operating expenses of approximately $39,000. Offsetting these decreases was an increase in salaries and benefits of approximately $13,000 and an increase in communications costs of approximately $19,000

Cost of software license fees, which were approximately $36,000 for the three months ended January 31, 2000, were eliminated in the three months ended January 31, 2001. This change is consistent with our change to an ASP marketing philosophy in the three months ended January 31, 2001.

Research and development expenditures increased approximately $78,000 during the three months ended January 31, 2001 over the same period in fiscal 2000 due to the undertaking of two major development projects. We claimed scientific research and experimental development credits of approximately $17,000 in the three months ended January 31, 2001 as compared to approximately $10,000 for the three months ended January 31, 2000, which are reflected as a reduction in the provision for income taxes.

Sales and marketing expenses increased approximately 202%, or approximately $183,000, from approximately $90,000 for the three months ended January 31, 2000 to approximately $273,000 for the three months ended January 31, 2001. This increase is attributable to an increase of salaries and benefits of approximately $102,000, an increase in travel costs of approximately $43,000 and an increase in marketing expenses of approximately $38,000.

General and administrative expenses decreased approximately 14%, or approximately $82,000, from approximately $581,000 for the three months ended January 31, 2000 to approximately $499,000 for the three months ended January 31, 2001. This decrease is attributable to a decrease in professional fees of approximately $81,000, a decrease in bad debt expense of approximately $64,000 and a net decrease in other general and administrative expenses of approximately $15,000. Offsetting these decreases was an increase in salaries and benefits of approximately $56,000 and an increase in travel costs of approximately $22,000.

Provision for Income Taxes

We recorded an estimated recovery of income taxes of approximately $116,000 for the three months ended January 31, 2001. This recovery is a result of our ability to carry back current period losses against profits from prior years. Our effective tax rate of 26% varies from the statutory U.S. rate due to losses in the U.S. and U.K. where tax benefits are currently not available to us.

Net earnings (loss)

The unaudited consolidated financial statements reflect a net loss of approximately $336,000 for the three months ended January 31, 2001 as compared to net earnings of approximately $120,000 for the three months ended January 31, 2000.


Liquidity and Capital Resources

As of January 31, 2001, our available funds consisted of $118,805 in cash. At January 31, 2001, we had a working capital deficiency of $128,662 as compared to working capital of $214,879 as at October 31, 2000.

Cash flows from operations accounted for a net outflow of $211,538, primarily based on the net loss for the quarter, the depreciation adjustment and a net decrease in operating assets of approximately $58,000. Offsetting these inflows was a decrease of approximately $129,000 in operating liabilities.

Cash flows from financing activities for the three months ended January 31, 2001 represent a net outflow of $44,173, primarily due to repayment of existing loans and related party notes.

Cash flows from investing activities for the three months ended January 31, 2001 represent a net inflow of $1,610, primarily due to the collection of advances to a related party that was offset by the purchase of fixed assets.

As of January 31, 2001, we had no significant capital commitments except in connection with the acquisition of Airware Solutions Inc. discussed below under "Subsequent Events".


SUBSEQUENT EVENTS

On February 1, 2001, we acquired all of the issued and outstanding shares of common and preferred stock of Airware Solutions Inc., a Canadian company. The consideration we paid to the common stockholders of Airware consisted of an aggregate of 133,560 shares of our common stock and warrants to acquire 56,000 shares of our common stock at an exercise price of $1.25 per share. We paid the preferred stockholders of Airware a cash payment of $50,000 Canadian (approximately $33,500 US). Concurrently with the closing of the acquisition, we settled certain obligations of Airware by issuing an aggregate of 76,323 shares of its common stock and making cash payments totaling $112,000 Canadian
(approximately $75,000 US). We used working capital to satisfy our cash requirements in connection with the acquisition. The acquisition was accounted for as a purchase.

Airware develops leading edge scheduling systems for the global airline industry.


PLAN OF OPERATION

We are targeting four specific areas to provide additional capital and to improve earnings for this fiscal year.

Equity

Our plans in 2001 are as follows:

o we anticipate that we will need to raise additional equity over the next 6 months to fund our working capital needs in addition to the $100,000 that has been raised subsequent to January 31, 2001 pursuant to a private placement
o seek to have our stock relisted on NASDAQ to allow for greater access to the market for our shareholders
o launch a shareholder oddlot repurchase program designed to reduce costs in connection with shareholder communications

Line of Credit

Navtech-Canada currently has a demand line of credit of $100,000 Canadian. We are seeking to renegotiate this operating facility. In addition, we are negotiating with our U.S. bank for a line of credit. These facilities would be used in our daily operations. We anticipate that financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

Sales Initiatives

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

We have historically marketed our products in two ways: (1) we sell licenses to our software, or (2) we act as an Application Service Provider (ASP). Under the license sales philosophy we receive a one-time revenue for the license sale; under the ASP philosophy we receive monthly recurring revenue. Our sales efforts for our rebranded products are now focused on the ASP philosophy only. The ASP model is expected to yield long-term benefits since monthly revenue will be higher than under the license sale model. As an ASP, we manage and distribute our software-based services and solutions to our customers across a network from a central data center. We have successfully used the ASP philosophy for over three years and have extensive experience in deploying and supporting software under this approach.

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

                           Part II. Other Information


Item 1.      Legal Proceedings

On October 1, 1998, Southern Air Transport, Inc. filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio. In connection with such proceeding, we have received a demand for the return of $88,850 in payments made by Southern Air to Navtech-Canada within 90 days prior to Southern Air's filing of the bankruptcy petition. The demand alleges that the payments made were preferential payments and must be returned. We believe that the payments received were for contemporaneous consideration and need not be returned.


Item 6.      Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)   Certificate of Incorporation, as amended (1)

       3(B)   By-Laws, as amended (2)


(b)    Reports on Form 8-K

       We filed a report on Form 8-K (Item 7) on January 26, 2001 providing a Consent of Auditors letter.



Items 2 through 5 are not applicable and have been omitted.

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


                                                     Navtech, Inc.


Date:  March 14, 2001                       By: /s/   Duncan Macdonald
                                                --------------------------------
                                                Duncan Macdonald
                                                Chairman of the Board and
                                                Chief Executive Officer



                                            By: /s/   David Strucke
                                                --------------------------------
                                                David Strucke
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)