Form 10QSB
period 2001-04-30
NAVTECH INC
filed 2001-06-13
CIK 790272

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

                  For the Quarterly Period Ended April 30, 2001


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____



                         Commission File Number 0-15362

                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)





      Delaware                                                 11-2883366
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                2340 Garden Road, Monterey, California    93940
               ----------------------------------------------------
               (Address of principal executive office)   (Zip Code)



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


The number of shares outstanding of the issuer's common stock as of May 31, 2001 was 3,865,516 shares.


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                      For the Quarter Ended April 30, 2001

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements                                      Page
                                                                            ----

                  a)  Consolidated Statements of Operations
                      for the Six Months and Three Months Ended
                      April 30, 2001 and 2000................................  1

                  b)  Consolidated Balance Sheets
                      as of April 30, 2001 and October 31, 2000..............  2

                  c)  Consolidated Statements of Cash Flow
                      for the Six Months Ended April 30, 2001 and 2000.......  3

                  d)  Notes to Consolidated Financial Statements.............  4

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.......................................  8


Part II.  Other Information

         Item 2.  Changes in Securities and Use of Proceeds.................. 12

         Item 4.  Submission of Matters to a Vote of Security Holders........ 12

         Item 6.  Exhibits and Reports on Form 8-K........................... 13


Signatures................................................................... 14

                          Part I. Financial Information

Item 1.  Financial Statements

NAVTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Six Months Ended           Three Months Ended
                                                                           April 30                    April 30
                                                                      2000          2001          2000          2001
---------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                               $  2,857,659  $ 3,078,486   $ 1,491,962   $ 1,717,315
   Software license fees                                           778,768            -       168,673             -
---------------------------------------------------------------------------------------------------------------------
   Total revenue                                                 3,636,427    3,078,486     1,660,635     1,717,315
---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                              1,685,719    1,905,628       758,547       991,187
   Cost of software license fees                                    50,618            -        14,129             -
   Research and development                                        145,605      168,415       128,449        73,068
   Sales and marketing                                             225,745      694,142       135,245       426,941
   General and administrative                                      990,578      981,276       409,121       482,346
   Provision for bad debt - related party                           18,921            -             -             -
   Amortization of goodwill                                          5,652       17,791         2,826        14,991
---------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                      3,122,838    3,767,252     1,448,317     1,988,533
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                      513,589     (688,766)      212,318      (271,218)
---------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                 29,567          308        13,750           302
   Interest expense                                               (161,054)     (75,854)      (89,828)      (41,034)
---------------------------------------------------------------------------------------------------------------------
                                                                  (131,487)     (75,546)      (76,078)      (40,732)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  382,102     (764,312)      136,240      (311,950)
Income taxes (recovery)                                            143,097     (162,011)       17,304       (45,617)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $    239,005  $  (602,301)  $   118,936   $  (266,333)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
   Basic                                                      $       0.11  $      (0.17) $       0.05  $     (0.07)
   Diluted                                                    $       0.07  $      (0.17) $       0.03  $     (0.07)
---------------------------------------------------------------------------------------------------------------------
See accompanying notes.

                                       1

NAVTECH, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      October 31,         April 30,
                                                                                             2000           2001(1)
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current assets
   Cash and cash equivalents                                                         $    371,639     $          -
   Accounts receivable (net of allowance for bad debts of $164,730;                       904,336        1,052,811
      2000 - $122,370)
   Investment tax credits receivable                                                      100,238           40,541
   Prepaid expenses and other                                                              79,681          154,667
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,455,894        1,248,019
Capital assets                                                                            663,802          490,425
Due from related party                                                                     36,809                -
Goodwill (net of accumulated amortization of $39,153; 2000 - $21,362)                     109,638          550,354
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  2,288,789
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current liabilities
   Bank indebtedness                                                                 $          -     $     87,018
   Accounts payable and accrued liabilities                                               732,488        1,153,163
   Income taxes payable                                                                   184,209            8,431
   Due to related parties - current portion                                               133,971          124,334
   Long-term debt - current portion                                                       173,626          181,042
   Obligations under capital lease - current portion                                        2,525            2,714
   Deferred lease inducements - current portion                                            14,196           14,100
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,241,015        1,570,802
Due to related parties                                                                    310,790          247,934
Long-term debt                                                                            175,578           99,669
Obligations under capital lease                                                             5,801            4,351
Deferred lease inducements                                                                 70,980           63,448
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,804,164        1,986,204
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                               3,917            4,309
Treasury stock                                                                           (942,686)        (942,686)
Additional paid-in capital                                                              3,133,472        3,577,572
Accumulated other comprehensive income                                                     45,766           44,181
Deficit                                                                                (1,778,490)      (2,380,791)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          461,979          302,585
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  2,288,789
--------------------------------------------------------------------------------- ---------------- -----------------
(1)  Unaudited
See accompanying notes.

NAVTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended April 30,                                                         2000              2001
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings (loss)                                                        $    239,005     $   (602,301)
Adjustments to reconcile net earnings (loss) to net
   cash used in operating activities:
   Depreciation                                                                  48,377           86,461
   Amortization of goodwill                                                       5,652           17,791
   Loss on sale of capital assets                                                     -              818
   Provision for uncollectible accounts                                         (13,544)          44,579
   Provision for bad debt - former parent company                                18,921                -
   Deferred lease inducements                                                    (7,444)          (7,083)
Increase in operating assets - net                                             (110,636)         (63,211)
(Decrease) increase in operating liabilities - net                             (342,366)         227,366
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (162,035)        (295,580)
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Advances to related party, net                                                   (9,401)               -
Repayment from related party                                                          -           37,164
Purchase of capital assets                                                     (138,677)         (53,487)
Proceeds from sale of capital assets                                                  -              819
Acquisition of Airware Solutions Inc.                                                 -          (33,500)
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (148,078)         (49,004)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Advances from bank line of credit                                                     -           87,018
Issuance of common shares                                                       593,750          133,046
Payment of long-term debt                                                      (150,519)        (116,335)
Payment of notes                                                                (25,968)        (125,083)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                417,263          (21,354)
----------------------------------------------------------------------- ---------------- -----------------

Effect of foreign exchange rates on cash                                          3,220           (5,701)
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                   110,370         (371,639)
Cash and cash equivalents, beginning of period                                    4,504          371,639
----------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents, end of period                                   $    114,874     $          -
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $   (140,391)    $    (57,801)
   Cash paid during the period for income taxes                            $          -     $          -
----------------------------------------------------------------------- ---------------- -----------------
See accompanying notes.

NAVTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


DESCRIPTION OF BUSINESS AND ORGANIZATION

Navtech, Inc. ("Navtech-US") was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. ("Navtech-Canada"), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited ("Navtech-UK"), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Airware Solutions Inc. ("Airware"), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Quebec in 1986. Navtech-US acquired all of the issued and outstanding shares of common and preferred stock of Airware on February 1, 2001. When we refer to Navtech, we are speaking of Navtech-US and its subsidiaries.

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "NAVH". Our Investor Relations Department can be reached at (519) 747-9883.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2001, the consolidated statements of operations for the three and six months ended April 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended April 30, 2001 and 2000 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of stockholders' equity.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2000. Results of operations for the six months ended April 30, 2001 are not necessarily indicative of the operating results for the full year.


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

In March 2000, the FASB issued FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. We have determined that the application of FIN 44 had no material impact on our financial position or results of operations in this fiscal quarter.

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


COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) were as follows:

                                                                   Six Months Ended           Three Months Ended
                                                                        April 30                    April 30
                                                                   2000          2001          2000          2001
---------------------------------------------------------- ------------- ------------- ------------- --------------
Net earnings (loss)                                          $  239,005    $ (602,301)   $  118,936    $ (266,333)
Currency translation adjustments                                   (238)       (1,585)        3,796        (3,505)
---------------------------------------------------------- ------------- ------------- ------------- --------------
Comprehensive income (loss)                                  $  238,767    $ (603,886)   $  122,732    $ (269,838)
---------------------------------------------------------- ------------- ------------- ------------- --------------

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                                   Six Months ended        Three Months ended
                                                                        April 30,                April 30,
                                                                   2000         2001       2000           2001
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                    $ 239,005   $ (602,301)   $ 118,936    $(266,333)
----------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings (loss) per share -
   weighted average
     number of common shares outstanding (B)                  2,210,313    3,604,603    2,418,647    3,768,769
   Effect of dilutive securities:
     Employee stock options and warrants                      1,029,110            -    1,029,110            -
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share -
   adjusted weighted
     average number of common shares outstanding (C)          3,239,423    3,604,603    3,447,757    3,768,769
----------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic (A)/(B)                     $     0.11  $    (0.17)   $    0.05    $   (0.07)
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                   $     0.07  $    (0.17)   $    0.03    $   (0.07)
----------------------------------------------------------------------------------------------------------------

Dilutive securities consist of employee stock options and warrants. Specific employee stock options and warrants are excluded if their effect is antidilutive.


COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On October 1, 1998, Southern Air Transport, Inc. filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio. In connection with such proceeding, we have received a demand for the return of $88,850 in payments made by Southern Air to Navtech-Canada within 90 days prior to Southern Air's filing of the bankruptcy petition. The demand alleges that the payments made were preferential payments and must be returned. We believe that the payments received were for contemporaneous consideration and need not be returned; as such, there is no provision recorded in the financial statements for April 30, 2001.


COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.

ACQUISITION OF AIRWARE SOLUTIONS INC.

On February 1, 2001, we acquired all of the issued and outstanding shares of common and preferred stock of Airware Solutions Inc., a Canadian company. Airware develops leading edge scheduling systems for the global airline industry. The consideration we paid to the common stockholders of Airware consisted of an aggregate of 133,560 shares of our common stock valued at $1.25 per share, the closing price of our common stock on February 1, 2001, and warrants to acquire 56,000 shares of our common stock at an exercise price of $1.25 per share. The warrants were valued at $49,091 as determined by their estimated fair value as of February 1, 2001 using the Black-Scholes option pricing model. We paid the preferred stockholders of Airware a cash payment of $50,000 Canadian (approximately $33,500 US). Concurrently with the closing of the acquisition, we settled certain obligations of Airware by issuing an aggregate of 76,323 shares of our common stock and making cash payments totaling $112,000 Canadian (approximately $75,000 US). We used working capital to satisfy our cash requirements in connection with the acquisition.

The acquisition was accounted for as a purchase, and as such, the fair values of the assets acquired and liabilities assumed have been recorded on the date of acquisition. The excess of the consideration paid and the related costs of acquisition over the estimated fair value of the net assets acquired, totaling $458,497, has been recorded as goodwill and is being amortized on a straight-line basis over ten years.

The historical operating results for the three and six months ended April 30, 2000 and the consolidated balance sheet at October 31, 2000 include only those of Navtech, Navtech-Canada and Navtech UK. Airware's operating results have been included from the effective date of the acquisition (February 1, 2001).

NAVTECH, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publically update or revise any forward-looking statements, whether from new information, future events or otherwise. The following discussion should be read in conjunction with the financial statements and notes found in Item 1 of Part I of this Form 10-QSB. All financial information is based on our fiscal calendar.


RESULTS OF OPERATIONS

Revenue

Revenue from service fees was approximately $3.1 million for the six months ended April 30, 2001, as compared to approximately $2.9 million for the six months ended April 30, 2000, an increase of approximately 7%, or $221,000. This increase is primarily due to an increase in fees from existing customers of approximately $339,000 and an increase in fees from new customers of approximately $400,000. These increases were offset by the loss of revenue of approximately $167,000 from one-time customers in 2000 and the loss in fees of approximately $351,000 from customers who ceased operations in prior quarters.

There was no revenue from software license fees in the six months ended April 30, 2001 as compared to approximately $779,000 in the six months ended April 30, 2000. Software license fees are expected to terminate as Navtech moves completely to an Application Service Provider (ASP) marketing philosophy. This model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. Further explanation regarding our switch to an ASP marketing philosophy can be found in the "Plan of Operation; Sales Initiatives" section.

Costs and expenses

Cost of services increased approximately 13%, or $220,000, from approximately $1.7 million for the six months ended April 30, 2000 to approximately $1.9 million for the six months ended April 30, 2001. This change is primarily attributable to an increase in salaries and benefits of approximately $122,000, an increase in communications costs of approximately $30,000, as well as net increases in other operating expenses of approximately $68,000. The increase in salaries and benefits is due primarily to our commitment to investing in each of our product groups with the addition of programmers, as well as the addition of Airware staff pursuant to the acquisition. Airware accounted for approximately $33,000 of the increase in salaries and benefits as well as approximately $19,000 in other operating expenses.

Cost of software license fees, which were approximately $51,000 for the six months ended April 30, 2000, were eliminated in the six months ended April 30, 2001. This change is consistent with our change to an ASP marketing philosophy.

Research and development expenditures increased approximately $23,000 during the six months ended April 30, 2001 over the same period in fiscal 2000 due to our investment in two major development projects.

Sales and marketing expenses increased approximately 207%, or approximately $468,000, from approximately $226,000 for the six months ended April 30, 2000 to approximately $694,000 for the six months ended April 30, 2001. This increase is attributable to an increase in salaries and benefits of approximately $237,000, an increase in travel costs of approximately $101,000 and an increase in marketing expenses of approximately $130,000. These increased costs are representative of our commitment to expand our sales and marketing initiatives including an expanded sales force, increased exposure at various trade shows and our annual User's Conference held in April 2001.

General and administrative expenses decreased approximately 1%, or $11,000, from approximately $991,000 for the six months ended April 30, 2000 to approximately $980,000 for the six months ended April 30, 2001. This decrease is attributable to a decrease in professional fees of approximately $52,000, a decrease in consulting expenses of $92,000 and a decrease in bad debt expense of approximately $34,000. Offsetting these decreases were an increase in salaries and benefits of approximately $72,000, an increase in travel costs of approximately $51,000 and a net increase in other general and administrative expenses of approximately $44,000.

Provision for Income Taxes

We recorded an estimated recovery of income taxes of approximately $162,000 for the six months ended April 30, 2001. This recovery is a result of our ability to carry back current period losses in Canada against profits from prior years. Our effective tax rate of 22% varies from the statutory U.S. rate due to losses in the U.S. and U.K. where tax benefits are currently not available to us.

Net earnings (loss)

The unaudited consolidated financial statements reflect a net loss of approximately $602,000 for the six months ended April 30, 2001 as compared to net earnings of approximately $239,000 for the six months ended April 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, we had a net indebtedness to our banks of $87,018. At April 30, 2001, we had a working capital deficiency of $272,777 as compared to working capital of $214,879 as at October 31, 2000.

Cash flows from operations accounted for a net outflow of $250,887 primarily based on the net loss for the quarter, net of the depreciation adjustment, and a net increase in operating assets of approximately $63,000. Offsetting these outflows was a increase of approximately $273,000 in operating liabilities.

Cash flows from investing activities for the six months ended April 30, 2001 represent a net outflow of $93,697, primarily due to the acquisition of Airware on February 1, 2001.

Cash flows from financing activities for the six months ended April 30, 2001 represent a net outflow of $108,372, due to repayment of existing loans and related party notes and offset by the issuance of common shares.

As of April 30, 2001, we had no significant capital commitments.

PLAN OF OPERATION

We are targeting four specific areas to provide additional capital and to improve earnings for this fiscal year.

Equity

We anticipate that we will need to raise additional equity over the next 6 months to fund our working capital needs, including our commitment for the addition of programmers for our product groups, investment in our research and development activities and the development of our sales and marketing initiatives.

Line of Credit

Navtech-Canada currently has a demand line of credit of $100,000 Canadian. We are currently renegotiating this operating facility. This facility will be used in our daily operations. We anticipate that financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

Sales Initiatives

With our product rebranding complete, we are now focusing our efforts on a new marketing program designed to reintroduce our full product offering to the North American, South American and European marketplaces.

We have historically marketed our products in two ways: (1) the licensing of our software, or (2) acting as an Application Service Provider (ASP). Under the license sales philosophy we received a one-time revenue for the license sale; under the ASP philosophy we receive monthly recurring revenue. Our sales efforts for our rebranded products are now focused on the ASP philosophy only. The ASP model is expected to yield long-term benefits since monthly revenue will be higher than under the license sale model. As an ASP, we manage and distribute our software-based services and solutions to our customers across a network from a central data center. We have successfully used the ASP philosophy for over six years and have extensive experience in deploying and supporting software under this approach.

In November 2000, we opened our Denver, Colorado sales office. Our Executive Vice President - Sales and Marketing is based in this office and will coordinate our corporate sales and marketing efforts from there using staff in all of our locations. We have hired additional staff in both the U.S. and the U.K. in anticipation of the increased efforts.

Other

We are currently in the process of carrying out a detailed review of our operations in order to identify areas for cost reduction or elimination. We have identified areas of cost reduction in our fiscal 2001 budgeting process and we anticipate further cost reductions to be implemented.

We have recently completed a shareholder oddlot repurchase program and are currently running escheatment program for unexchanged shares designed to reduce costs in connection with shareholder communications.

It is also our intention to evaluate and pursue any opportunities that may be available to maximize shareholder value.

                           Part II. Other Information


Item 2.      Changes in Securities and Use of Proceeds

On February 1, 2001 we issued to the shareholders of Airware Solutions, Inc., in conjunction with our acquisition of that company, 133,560 shares of common stock and presently exercisable one year warrants for the purchase of 56,000 shares of common stock at an exercise price of $1.25 per share. Concurrently with the closing of the acquisition, we settled certain obligations of Airware by issuing an aggregate of 76,323 shares of our common stock. The offering of securities was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation S promulgated thereunder. We determined that the offering and sale of the securities occurred outside of the United States.

On March 2, 2001 we issued an aggregate of 100,000 shares of common stock, for a total purchase price of $100,000, pursuant to private transactions with the following persons:

o Mr. Barry Glick purchased 50,000 shares of common stock for a purchase price of $50,000. o Mr. Andrew Snyder purchased 40,000 shares of common stock for a purchase price of $40,000. o Mr. Michael Jakobowski purchased 10,000 shares of common stock for a purchase price of $10,000.

On April 30, 2001 we entered into a subscription agreement with Mr. Robert N. Snyder issuing 50,000 shares of common stock for a total purchase price of $50,000.

The above mentioned offerings of shares on March 2, 2001 and April 30, 2001were private transactions not involving any public offering and were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. We determined that these investors were either "accredited investors," or were otherwise sophisticated investors.

In all of the above mentioned transactions, the certificates representing the shares of common stock and warrants bear restrictive legends permitting transfer only upon the registration of the securities or pursuant to an exemption under the Securities Act.


Item 4.      Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on March 29, 2001. The following proposals were adopted by the margins indicated:

1.   Election of Board of Directors.
                                                Number of Shares
                                               For         Withheld
                  Duncan Macdonald           2,416,256       2,341
                  Thomas D. Beynon           2,398,618      19,979
                  Prashant Gupta             2,416,256       2,341
                  Martin J. Hamrogue         2,415,925       2,672
                  James P. McGinty           2,416,256       2,341
                  Denis L. Metherell         2,415,241       2,356

2. Increase in the number of common shares authorized to be issued pursuant to the 1999 Stock Option Plan from 1,500,000 to 3,000,000.
                  For                        2,150,451
                  Against                       28,859
                  Abstain                       32,789
                  Broker non-vote              206,498

3. Amendment to our Certificate of Incorporation to increase the number of authorized common shares from 10,000,000 to 20,000,000.

                  For                        2,358,124
                  Against                       27,990
                  Abstain                       32,474


Item 6.      Exhibits and Reports on Form 8-K:

(a)    Exhibits

     2 Shares Purchase Agreement dated February 1, 2001 among Navtech, Inc., Jose Gomide, Mario Guzzi, Daniel Vatne, Karin Vatne, James J. Rowan and Les Enterprises Ligeti Inc. (1)

     3(A) Certificate of Amendment of the Certificate of Incorporation filed in the State of Delaware on April 10, 2001.

     3(B) Certificate of Incorporation, as amended

     3(C) By-Laws, as amended (2)


(b)    Reports on Form 8-K

       We filed the following reports on Form 8-K during the quarter ended April 30, 2001:

     o On February 6, 2001 we filed a Form 8-K (Item 5) reporting a change in position for an executive officer.

     o On February 16, 2001 we filed a Form 8-K (Items 2 and 7) reporting our acquisition of Airware Solutions, Inc.

     o On April 16, 2001 we amended the Form 8-K regarding the acquisition of Airware to include historical and pro forma financial statements (Item
          7).



Items 1, 3 and 5 are not applicable and have been omitted.

(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated February 1, 2001.
(2) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

                                   Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NAVTECH, INC.


         Date:  June 12, 2001                    By:  /s/   Duncan Macdonald
                                                      --------------------------
                                                      Duncan Macdonald
                                                      Chairman of the Board and
                                                      Chief Executive Officer



                                                 By:  /s/   David Strucke
                                                      --------------------------
                                                      David Strucke
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)

Exhibit 3(A)

                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                                  NAVTECH, INC.

                         (Pursuant to Section 242 of the
                      General Corporation Law of Delaware)

     Navtech, Inc., a corporation organized and existing under the Delaware General Corporation Law (the "Corporation"), DOES HEREBY CERTIFY:

         FIRST: The Certificate of Incorporation of the Corporation is hereby amended to increase the number of Common Shares that the Corporation shall be authorized to issue.

         SECOND: Paragraph 1 of Article FOURTH of the Certificate of Incorporation of the Corporation is hereby amended to read as follows:

                    "FOURTH: 1. The aggregate number of shares of capital stock which the corporation shall have the authority to issue is TWENTY-TWO MILLION (22,000,000) shares, of which TWENTY MILLION (20,000,000) shares shall be Common Stock with a par value of $.001 per share and TWO MILLION (2,000,000) shares shall be Preferred Stock with a par value of $.01 per share."

         THIRD: The foregoing amendment was duly adopted in accordance with the provisions of Section 242 of the General Law of the State of Delaware.

         IN WITNESS WHEREOF, the Chief Financial Officer of the Corporation has hereunto set his hand to this Certificate this 29th day of March 2001.

                                                     NAVTECH, INC.

                                                     By: /s/ David Strucke
                                                         ----------------------
                                                         David Strucke
                                                         Chief Financial Officer

Exhibit 3(B)

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

                  FOURTH:
           1. The aggregate number of shares which the corporation shall have the authority to issue is TWENTY-TWO MILLION (22,000,000), of which TWENTY MILLION (20,000,000) shares shall be common stock with a par value of $.001 per share and TWO MILLION (2,000,000) shall be Preferred Stock with a par value of $.01 per share.

           2. The 2,000,000 shares of Preferred Stock may be issued in series. The Board of Directors is vested with the authority to establish and designate series, to fix the number of shares therein, and to fix the variations in the relative rights, preferences and limitations as between series.

           3.         [Deleted]


           4. Each outstanding share of Common Stock shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders.

           5. Each forty (40) shares of the Common Stock, $.001 par value per share, of the Corporation (the "Old Common Stock") issued and outstanding or held in treasury as of 5:00 P.M. N.Y. time on April 24, 1990 (the "Effective Time") shall be reclassified as and changed into one (l) new share of Common Stock, $.001 par value per share, of the Corporation (the "New Common Stock"), without any action by the holder thereof. Stockholders who, immediately prior to the Effective Time, own a number of shares of Old Common Stock which is not evenly divisible by forty (40) shall, with respect to such fractional interest, be entitled to receive from the Corporation, in lieu of fractions of shares of New Common Stock, an amount in cash equal to the product obtained by multiplying the market price of a share of Old Common Stock as of the Effective Time by the number of shares of Old Common Stock held by such stockholder immediately prior to the Effective Time which is not evenly divisible by forty(40). Each certificate that theretofore represented shares of Old Common Stock shall thereafter represent that number of shares of New Common Stock into which the shares of Old Common Stock represented by such certificate shall have been reclassified; provided, however, that each person holding of record a stock certificate or certificates that represented shares of Old Common Stock shall receive, upon surrender of such certificate or certificates, a new certificate or certificates evidencing and representing the number of shares of New Common Stock to which such person is entitled.

             6. Each four (4) shares of the Common Stock, $.001 par value per share, of the Corporation (the "Old Common Stock") issued and outstanding or held in treasury as of 5:00 P.M. NY Time on the date on which this Certificate of Amendment is filed by the Secretary of State of the State of Delaware April 18, 1993 (the "Effective Time") shall be reclassified as and changed into one (1) new share of Common Stock, $.001 par value per share, of the Corporation (the "New Common Stock"), without any action by the holder thereof. Stockholders who, immediately prior to the Effective Time, own a number of shares of Old Common Stock which is not evenly divisible by four (4) shall, with respect to such fractional interest, be entitled to receive from the Corporation, in lieu of fractions of shares of New Common Stock, an amount in cash equal to the product obtained by multiplying the market price of a share of Old Common Stock as of the Effective Time by the number of shares of Old Common Stock held by such stockholder immediately prior to the Effective Time which is not evenly divisible by four (4).

                  FIFTH: The name and the mailing address of the incorporator are as follows:

          NAME                                        MAILING ADDRESS
          Monica Ferguson..............................1 Gulf & Western Plaza
                                                       New York, N.Y. 10023-7773

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

/s/ Monica Ferguson
Incorporator