Form 10QSB
period 2001-07-31
NAVTECH INC
filed 2001-09-14
CIK 790272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2001


           __    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____



                         Commission File Number 0-15362


                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)


          Delaware                                            11-2883366
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



      2340 Garden Road, Suite 102, Monterey, California        93940
          (Address of principal executive office)           (Zip Code)


       Registrant's telephone number, including area code: (519) 747-9883

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
                   Securities Exchange Act of 1934 during the
            preceding 12 months (or for such shorter period that the
         registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes x    No ___


     The number of shares outstanding of the issuer's common stock as of August 31, 2001 was 4,327,148 shares.

                                  NAVTECH, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 31, 2001

                                      INDEX


Part I.  Financial Information

     Item 1. Financial Statements                                       Page

         a)     Consolidated Statements of Operations
                for the Nine Months and Three Months Ended
                July 31, 2001 and 2000.............................    1

         b)     Consolidated Balance Sheets
                as of July 31, 2001 and October 31, 2000...........    2

         c)     Consolidated Statements of Cash Flow
                for the Nine Months Ended July 31, 2001 and 2000...    3

         d)     Notes to Consolidated Financial Statements.........    4

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation................................    8


Part II.  Other Information

        Item 2.  Changes in Securities and Use of Proceeds.........    12

        Item 5.  Other Information.................................    12

        Item 6.  Exhibits and Reports on Form 8-K..................    12


Signatures.........................................................    13

                          Part I. Financial Information

Item 1.  Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  Nine Months Ended               Three Months Ended
                                                      July 31,                         July 31,

                                                      2000             2001            2000            2001
--------------------------------------------------------------------------------------------------------------
REVENUE
    Service fees                                  $4,344,337        $4,748,680      $1,486,678      $1,670,194
    Software license fees                            953,768                 -         175,000               -
--------------------------------------------------------------------------------------------------------------
Total revenue                                      5,298,105         4,748,680       1,661,678       1,670,194
--------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
    Cost of services                               2,894,399         3,038,977       1,208,680       1,133,349
    Cost of software license fees                     53,550                 -           2,932               -
    Research and development                         186,848           238,470          41,243          70,055
    Sales and marketing                              334,912         1,011,660         109,167         317,518
    General and administrative                     1,252,181         1,656,318         261,603         675,042
    Provision for bad debt - related party            18,921                 -               -               -
    Amortization of goodwill                           8,399            31,324           2,668          13,533
--------------------------------------------------------------------------------------------------------------
    Total costs and expenses                       4,749,210         5,976,749       1,626,293       2,209,497
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        548,895        (1,228,069)         35,385        (539,303)
--------------------------------------------------------------------------------------------------------------
Other income (expense)
    Interest revenue                                  51,441               692          21,874             384
    Interest expense                                (211,034)         (122,024)        (49,980)        (46,170)
--------------------------------------------------------------------------------------------------------------
                                                    (159,593)         (121,332)        (28,106)        (45,786)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    389,302        (1,349,401)          7,279        (585,089)
Income taxes (recovery)                               78,813          (162,011)        (64,205)              -
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 $310,489       ($1,187,390)        $71,484       ($585,089)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
    Basic                                              $0.13            ($0.31)          $0.03          ($0.14)
    Diluted                                            $0.10            ($0.31)          $0.02          ($0.14)
--------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS



                                                                                 October 31,              July 31,
                                                                                    2000                  2001(1)
-------------------------------------------------------------------------------------------- ---------------------

ASSETS
Current assets
   Cash and cash equivalents                                                    $   371,639           $          -
   Accounts receivable (net of allowance for bad debts of $286,006;
       2000 - $122,370)                                                             904,336                875,300
   Investment tax credits receivable                                                100,238                 35,637
   Prepaid expenses and other                                                        79,681                 88,222
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                  1,455,894                999,159
Capital assets                                                                      663,802                631,004
Note receivable (net of allowance for bad debts of $170,000)                              -                 30,000
Due from related party                                                               36,809                      -
Goodwill (net of accumulated amortization of $52,686; 2000 - $21,362)               109,638                536,818
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                $ 2,266,143           $  2,196,981

LIABILITIES
Current liabilities
   Bank indebtedness                                                            $         -           $     64,553
   Accounts payable and accrued liabilities                                         732,488              1,287,979
   Income taxes payable                                                             184,209                 10,457
   Due to related parties - current portion                                         133,971                125,244
   Long-term debt - current portion                                                 173,626                166,068
   Obligations under capital lease - current portion                                  2,525                  2,846
   Deferred lease inducements - current portion                                      14,196                 14,210
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                  1,241,015              1,671,357
Due to related parties                                                              310,790                215,146
Long-term debt                                                                      175,578                 60,853
Obligations under capital lease                                                       5,801                  3,631
Deferred lease inducements                                                           70,980                 60,392
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                  1,804,164              2,011,379
----------------------------------------------------------------------  -------------------- ---------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                         3,917                 4,824
Treasury stock                                                                     (942,686)             (950,131)
Additional paid-in capital                                                        3,133,472             4,055,178
Accumulated other comprehensive income                                               45,766                41,606
Deficit                                                                          (1,778,490)           (2,965,875)
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                    461,979               185,602
----------------------------------------------------------------------  -------------------- ---------------------
                                                                                $ 2,266,143           $ 2,196,981
----------------------------------------------------------------------  -------------------- ---------------------

(1)  Unaudited

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


Nine Months Ended July 31,                                                        2000                2001
----------------------------------------------------------------      --------------------  ---------------------

OPERATING ACTIVITIES
Net earnings (loss)                                                       $     310,489       $  (1,187,390)
Adjustments to reconcile net earnings (loss) to net
cash used in operating activities:
Depreciation                                                                     77,894             132,179
Amortization of goodwill                                                          8,399              31,324
Loss (gain) on sale of capital assets                                              (500)                818
Provision for uncollectible accounts                                            (35,186)            337,196
Provision for bad debt - former parent company                                  (18,921)                  -
Deferred lease inducements                                                      (11,429)            (10,630)
(Increase) decrease in operating assets - net                                  (140,626)             31,459
(Decrease) increase in operating liabilities - net                             (320,488)            275,250
----------------------------------------------------------------      --------------------  ---------------------
                                                                               (130,368)           (389,794)
----------------------------------------------------------------      --------------------  ---------------------

INVESTING ACTIVITIES
Note receivable                                                                       -            (200,000)
Repayment from related party                                                     16,846              37,164
Purchase of capital assets                                                     (216,556)            (72,585)
Proceeds from sale of capital assets                                                500                 819
Acquisition of Airware Solutions Inc.                                                 -             (49,864)
----------------------------------------------------------------      --------------------  ---------------------
                                                                               (199,210)           (284,466)
----------------------------------------------------------------      --------------------  ---------------------

FINANCING ACTIVITIES
Advances from bank line of credit                                                     -              64,553
Issuance of common shares                                                       603,125             611,171
Repurchase of common shares                                                           -              (7,445)
Payment of long-term debt                                                      (153,701)           (226,109)
Payment of notes                                                                (37,404)           (132,268)
----------------------------------------------------------------      --------------------  ---------------------
                                                                                412,020             309,902
----------------------------------------------------------------      --------------------  ---------------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                         (2,326)             (7,281)
Net cash flow                                                                    80,114            (371,639)
Cash and cash equivalents, beginning of period                                    4,504             371,639
----------------------------------------------------------------      --------------------  ---------------------
Cash and cash equivalents, end of period                                         84,618                   -
----------------------------------------------------------------      --------------------  ---------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                       (227,404)            (82,174)
Cash paid during the period for income taxes                                          -                   -
----------------------------------------------------------------      --------------------  ---------------------


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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2001, the consolidated statements of operations for the nine and three months ended July 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended July 31, 2001 and 2000 have been prepared by us without audit. In our opinion, all adjustments (including all normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2001, and for all periods presented, have been made.

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

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2000. Results of operations for the nine months ended July 31, 2001 are not necessarily indicative of the operating results for the full year.


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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective November 1, 2002. We may elect to adopt the provisions of SFAS 142 effective November 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142. We have not yet assessed the impact the new standards will have on future financial statements.

COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) were as follows:



                                            Nine Months ended July 31,         Three Months ended July 31,
                                        ----------------------------------  --------------------------------

                                                2000              2001               2000            2001
--------------------------------------- ----------------- ------------------ --------------  -----------------
Net earnings (loss)                       $  310,489        $(1,187,390)       $   71,484      $    (585,089)
Currency translation adjustments              (1,236)            (4,160)             (998)            (2,575)
--------------------------------------- ----------------- ------------------ --------------  -----------------
Comprehensive income (loss)               $  309,253        $(1,191,550)       $   70,486      $    (587,664)
--------------------------------------- ----------------- ------------------ --------------  -----------------

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:



                                                         Nine Months ended July 31,   Three Months ended July 31,
                                                         --------------------------   ---------------------------

                                                                2000          2001          2000            2001
------------------------------------------------------- ------------- ----------------------------- ---------------

Numerator:
   Net earnings (loss) (A)                                 $ 310,489     $ (1,187,390)  $   71,484      (585,089)
------------------------------------------------------- ------------- ----------------------------- --------------

Denominator:
   Denominator for basic earnings (loss) per share -
   weighted average
     number of common shares outstanding (B)               2,371,424        3,791,304    2,676,980     4,164,707
   Effect of dilutive securities:
     Employee stock options and warrants                     789,414                -      937,387             -
------------------------------------------------------- ------------- ----------------------------- --------------
   Denominator for diluted earnings (loss) per share -
   adjusted weighted
     average number of common shares outstanding (C)       3,160,838        3,791,304    3,614,367     4,164,707
------------------------------------------------------- ------------- ----------------------------- --------------

Earnings (loss) per share - basic (A)/(B)                  $    0.13     $      (0.31) $      0.03   $     (0.14)
------------------------------------------------------- ------------- ----------------------------- --------------
Earnings (loss) per share - diluted (A)/(C)                $    0.10     $      (0.31) $      0.02   $     (0.14)
------------------------------------------------------- ------------- ----------------------------- --------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.


COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On October 1, 1998, Southern Air Transport, Inc. filed a bankruptcy petition in the United States Bankruptcy Court for the Southern District of Ohio. In connection with such proceeding, we have received a demand for the return of $88,850 in payments made by Southern Air to Navtech-Canada within 90 days prior to Southern Air's filing of the bankruptcy petition. The demand alleges that the payments made were preferential payments and must be returned. We believe that the payments received were for contemporaneous consideration and need not be returned. As such, there is no provision for this item in the financial statements for July 31, 2001.


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

The historical operating results for the three and nine months ended July 31, 2000 and the consolidated balance sheet at October 31, 2000 include only those of Navtech, Navtech-Canada and Navtech UK. Airware's operating results have been included from the effective date of the acquisition (February 1, 2001).

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projection upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. The following discussion should be read in conjunction with the financial statements and notes found in Item 1 of Part I of this Form 10-QSB. All financial information is based on our fiscal calendar.


RESULTS OF OPERATIONS

Revenue

Revenue from service fees was approximately $4.7 million for the nine months ended July 31, 2001, as compared to approximately $4.3 million for the nine months ended July 31, 2000, an increase of approximately 9%, or $404,000. This increase is primarily due to an increase in fees from existing customers of approximately $288,000 and an increase in fees from new customers of approximately $690,000. These increases were offset by the loss of revenue of approximately $211,000 from one-time customers in 2000 and the loss in fees of approximately $363,000 from customers who ceased operations in prior quarters.

There was no revenue from software license fees in the nine months ended July 31, 2001 as compared to approximately $954,000 in the nine months ended July 31, 2000. Software license fees are expected to terminate as we move completely to an Application Service Provider (ASP) marketing philosophy. This model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. Further explanation regarding our switch to an ASP marketing philosophy can be found in the "Plan of Operation; Sales Initiatives" section.

Costs and expenses

Cost of services increased approximately 5%, or $145,000, from approximately $2.9 million for the nine months ended July 31, 2000 to approximately $3.0 million for the nine months ended July 31, 2001. This change is primarily attributable to an increase in salaries and benefits of approximately $175,000 and partially offset by a decrease in communications costs of approximately $16,000, as well as net decreases in other operating expenses of approximately $14,000. The increase in salaries and benefits is due primarily to our commitment to investing in each of our product groups in the first nine months of the fiscal year, with the addition of programmers, as well as the addition of Airware staff pursuant to the acquisition. Airware accounted for approximately $93,000 of the increase in salaries and benefits as well as approximately $28,000 in other operating expenses.

Cost of software license fees, which were approximately $54,000 for the nine months ended July 31, 2000, were eliminated in the nine months ended July 31, 2001. This change is consistent with our change to an ASP marketing philosophy.

Research and development expenditures increased approximately $52,000 during the nine months ended July 31, 2001 over the same period in fiscal 2000 due to our investment in two major development projects.

Sales and marketing expenses increased approximately 202%, or approximately $677,000, from approximately $335,000 for the nine months ended July 31, 2000 to approximately $1,012,000 for the nine months ended July 31, 2001. This increase is attributable to an increase in salaries and benefits of approximately $403,000, an increase in travel costs of approximately $124,000 and an increase in marketing expenses of approximately $150,000. These increased costs are representative of our commitment to expand our sales and marketing initiatives during the first nine months of the fiscal year, including an expanded sales and marketing staff, increased exposure at various trade shows and our annual User's Conference held in April 2001.

General and administrative expenses increased approximately 32%, or $404,000, from approximately $1,252,000 for the nine months ended July 31, 2000 to approximately $1,656,000 for the nine months ended July 31, 2001. This increase is attributable to an increase in bad debt expense of approximately $260,000, an increase in salaries and benefits of approximately $71,000, an increase in corporate travel of approximately $71,000 and a net increase in other general and administrative expenses of approximately $2,000. The increase in bad debt expense was due primarily to a provision of $170,000 on a $200,000 loan advanced during the third quarter of 2001 to Easy Flying S.A., as discussed in Part II,
Item 2, and also includes a provision of $100,000 on the remaining amounts receivable from a $250,000 license sale to Easy Flying S.A. on October 31, 2000.

Provision for Income Taxes

We recorded an estimated recovery of income taxes of approximately $162,000 for the nine months ended July 31, 2001. This recovery is a result of our ability to carry back current period losses in Canada against profits from prior years. Our effective tax rate of 12% varies from the statutory U.S. rate due to losses in the U.S. and U.K. where tax benefits are currently not available to us.

Net earnings (loss)

The  unaudited   consolidated   financial  statements  reflect  a  net  loss  of
approximately $1,187,000 for the nine months ended July 31, 2001 as compared to net earnings of approximately $310,000 for the nine months ended July 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2001, we had a net indebtedness to our banks of $64,553. At July 31, 2001, we had a working capital deficiency of $672,198 as compared to working capital of $214,879 as at October 31, 2000.

Cash flows from operations for the nine months ended July 31, 2001 accounted for a net outflow of $389,794, primarily based on the net loss for the period. Offsetting the loss for cashflow purposes were the depreciation adjustment of approximately $132,000, the provision for uncollectible accounts of approximately $337,000, a net decrease in operating assets of approximately $31,000 and a net increase of approximately $275,000 in operating liabilities.

Cash flows from investing activities for the nine months ended July 31, 2001 represent a net outflow of $284,466, primarily due to the advance of a $200,000 loan, the purchase of capital assets and the acquisition of Airware on February 1, 2001.

Cash flows from financing activities for the nine months ended July 31, 2001 represent a net inflow of $309,902, due to the issuance of common shares, and advances from our bank line of credit, offset by the repayment of existing loans.

As of July 31, 2001, we had no significant capital commitments.


PLAN OF OPERATION

Our liquidity as of July 31, 2001 was insufficient to meet our operating requirements. We have therefore recently completed a detailed review of our operations. This review has identified several areas of cost reduction or elimination. In August 2001, we implemented the following plan to reduce our fixed expenses to match our existing revenue base. We are also pursuing the financing and growth initiatives discussed below. We can give no assurances that our plan of operations will sufficiently reduce our working capital deficiency or that additional financing will be available on favorable terms or otherwise.

Salaries and Benefits

We have reduced our global workforce by over 20% through a combination of terminations and resignations. Reductions have occurred at all locations and across all functional areas.

Travel

With the reductions mentioned above, travel expenses will be reduced. Also, travel is being rationalized for our remaining staff.

Communications

We have renegotiated contracts with our largest communications vendor. We plan to seek to obtain similar contracts with our remaining vendors and continue to rationalize other communications costs.

Marketing

We are currently reviewing the trade shows that we plan to attend in the next year. Some of these shows will be eliminated from our budget as we focus our marketing efforts on shows that will provide us the maximum exposure to our potential customers. Additional marketing projects have been suspended until our financial position strengthens.

Facilities

We have closed our sales office in Denver, Colorado. We are currently reviewing plans to eliminate or maximize space in our current facilities in order to reduce our fixed expenses.

Equity

We anticipate that we will need to raise additional equity over the next six months to fund our working capital needs that include improving the average age of our accounts payable.

Line of Credit

Navtech-Canada currently has a demand line of credit of $100,000 Canadian. We are currently renegotiating this operating facility and are reviewing other modes of working capital financing. We anticipate that financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

Sales Initiatives

With our product rebranding complete, we are now focusing our efforts on a new marketing program designed to reintroduce our full product offering to the North American, South American and European marketplaces.

We have historically marketed our products in two ways: (1) the licensing of our software, or (2) acting as an Application Service Provider (ASP). Under the license sales philosophy we received one-time revenues for the license sale; under the ASP philosophy we receive monthly recurring revenue. Our sales efforts for our rebranded products are now focused on the ASP philosophy only. The ASP model is expected to yield long-term benefits since monthly revenue will be higher than under the license sale model. As an ASP, we manage and distribute our software-based services and solutions to our customers across a network from a central data center. We have successfully used the ASP philosophy for over six years and have extensive experience in deploying and supporting software under this approach.

Other

We have recently completed a shareholder oddlot repurchase program and are currently running an escheatment program for unexchanged shares designed to reduce costs in connection with shareholder communications.

It is also our intention to evaluate and pursue any opportunities that may be available to maximize shareholder value.

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

                           Part II. Other Information


Item 2.      Changes in Securities and Use of Proceeds

Effective June 15, 2001 we issued to Mr. Kleber Beauvillain 100,000 shares of common stock for a total purchase price of $100,000.

Effective June 15, 2001 we issued to Net Mutation S.A. 300,000 shares of common stock for a total purchase price of $300,000.

The above mentioned offerings of shares were exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation S promulgated thereunder. We determined that the offering and sale of securities occurred outside of the United States.

In each of the above mentioned transactions, the certificates representing the shares of common stock and warrants bear restrictive legends permitting transfer only upon the registration of the securities or pursuant to an exemption under the Securities Act.

Concurrently with the above share offerings, we loaned one half of the proceeds received to Easy Flying S.A. The loan is repayable on December 31, 2002 without interest. The repayment of the loan is secured by the pledge of 100,000 of our common shares. As discussed in Part I, Item 1, we have provided for a loss of $170,000 on this $200,000 loan.

Item 5.     Other Information

On August 14, 2001, our Board of Directors voted to increase the size of the Board from six to seven directors and elected Mr. Michael Ueltzen as a Director to fill the vacancy created.

Item 6.      Exhibits and Reports on Form 8-K:

(a)  Exhibits

        2 Share Purchase Agreement dated February 1, 2001 among Navtech, Inc., Jose Gomide, Mario Guzzi, Daniel Vatne, Karin Vatne, James
                J. Rowan and Les Enterprises Ligeti Inc. (1)

        3(A)    Certificate of Incorporation, as amended (2)

        3(B)    By-Laws, as amended (3)



(b)  Reports on Form 8-K

     We filed the following report on Form 8-K during the quarter ended July 31, 2001:

     - On June 7, 2001, we filed a Form 8-K (Item 5) reporting a change in position for an executive officer.


Items 1, 3 and 4 are not applicable and have been omitted.

(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated February 1, 2001.

(2) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the fiscal period ended April 30, 2001.

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


                                               NAVTECH, INC.


   Date:  September 14, 2001                   By:  /s/   Duncan Macdonald
                                                  -------------------------
                                                  Duncan Macdonald
                                                  Chairman of the Board and
                                                  Chief Executive Officer



                                               By:  /s/   David Strucke
                                                  -------------------------
                                                  David Strucke
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)