Form 10KSB
period 2001-10-31
NAVTECH INC
filed 2002-01-29
CIK 790272

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2001

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____


                  ---------------------------------------------

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year (2001): $ 6,341,299

The aggregate market value of the voting stock held by non-affiliates based upon the closing price of such stock as of December 31, 2001 was $ 595,461

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No
     |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          The number of shares outstanding of the issuer's common stock as of December 31, 2001 was 4,327,285 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none
================================================================================

                                  NAVTECH, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended October 31, 2001

INDEX

PART I                                                                                           PAGE
    Item 1.   Description of Business.............................................................3
    Item 2.   Description of Property............................................................11
    Item 3.   Legal Proceedings..................................................................12
    Item 4.   Submission of Matters to a Vote of Security Holders................................13


Part II
     Item 5.  Market for Common Equity and Related Stockholder Matters...........................14
     Item 6.  Management's Discussion and Analysis or Plan of Operation..........................16
     Item 7.  Financial Statements...............................................................22
     Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure...............................................................23


Part III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..................................24
     Item 10. Executive Compensation.............................................................26
     Item 11. Security Ownership of Certain Beneficial Owners and Management.....................28
     Item 12. Certain Relationships and Related Transactions.....................................31

Part IV
     Item 13. Exhibits, List and Reports on Form 8-K ............................................33

INDEX TO FINANCIAL STATEMENTS....................................................................F-1

SIGNATURES.......................................................................................35


PART I

Forward Looking Statements

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-KSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.

Dollar Amounts

Whenever we state dollar amounts in this document, we mean United States dollars (unless we specifically indicate Canadian dollars).

ITEM 1.       DESCRIPTION OF BUSINESS

THE COMPANY

Navtech, Inc. (Navtech-US) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (Navtech-Canada), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (Navtech-UK), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Airware Solutions Inc. (Airware), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Quebec in 1986. When we refer to Navtech, we are speaking of Navtech-US and its subsidiaries.

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the NASD OTC Electronic Bulletin Board under the symbol "NAVH". For investor information, we can be reached at (519) 747-1170.

BUSINESS OF THE COMPANY

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

It is our objective to become the leading supplier of integrated operations control systems (IOCS) to the mid-sized airlines of the world. The mid-sized carrier segment (5 to 100 aircraft) represents approximately 600 carriers worldwide. These carriers require the same sophisticated systems used by the larger carriers but are unlikely to have the ability or resources to support internal development.

We believe that our success is generally attributable to four factors. First, we employ a highly skilled and experienced technical and flight operations workforce that combine knowledge of both aviation and software development. Second, we also employ a highly regarded technical and operations support team that provides customer service on a round-the-clock basis. Third, since the majority of our employees are based in Canada, we enjoy a significant advantage in our labor cost when compared to our competitors which are located in the United States and Europe. Finally, we have continued to make an investment in the architecture of our product which has positioned us ahead of others in meeting customer requirements.

Industry Overview

The flight operations industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the market place. These trends have caused convergence of flight operations management systems as it relates to airspace management and as it relates to the different functions required to efficiently manage airlines operations. The major trends are:

o Significant increases in input costs for labor, fuel, and most recently, insurance;
o Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;
o Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;
o Increased outsourcing of non-core business activities as a means of reducing costs; and
o An increase in collaborative decision making (CDM) between the different airspace users as a means of improving capacity and efficiency. This effort is to reduce the estimated worldwide impact of $2 billion annually that results from an inefficient air traffic management system.

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

Execution of Strategy

Our objective is to be the premier provider of a complete integrated operations control system to the mid-sized airlines in the world. To achieve this objective, our strategy consists of a concentrated effort to build on our premier dispatch product line, acquire the crew scheduling and maintenance components for our overall integrated operations control system, and enter into strategic partnerships to fill out the remainder of the product suite including payload management and navigational data and charting.

To accomplish this, we have identified two distinct phases. In Phase I, we intend to add the essential components of a complete integrated operations control system noted above, with emphasis on opportunities that can help develop a European and Asian customer base. In Phase II, we intend to invest in the integration of all of our current and acquired systems. The timing of each phase is dependent on the availability of capital.

Acquisition of Airware Solutions Inc.

On February 1, 2001, Navtech-US acquired Airware Solutions Inc., a Canadian company. Airware's premier products are a Preferential Bidding System (PBS) and an Internet-based crew-bidding program. The PBS is one component of an overall crew management system. A PBS provides for the matching of pilot preferences with airline requirements as a means of reducing costs and improving crew member quality of life. Airware is one of three world-class providers of PBS systems.

Global Alliance with RM Rocade AB

On October 11, 2001, Navtech and RM Rocade AB (formerly Resource Management) formally announced a strategic partnership designed to provide both parties with increased market access. RM Rocade was founded by airline professionals in 1986 and has successfully provided the airline industry with consulting services, support and integrated software utilizing powerful optimization techniques. The RM Rocade solution is an integrated system covering the areas of commercial planning, crew management, operations control and network intelligence. It consists of several systems, which can be purchased individually or as an entire package.

RM Rocade's customer base spans five continents and 32 countries and consists of more than 60 airlines, including cargo, charter and scheduled airlines and one railway company. RM Rocade is headquartered in Sweden and has affiliated companies in London and Paris. RM Rocade also operates businesses in China, Taiwan and Hong Kong through the reseller Ekpac International.

Under the terms of this agreement, Navtech and RM Rocade have agreed to coordinating marketing communications activities, providing assistance in soliciting the other party's customer base, promotion of a total operations solution to airlines and comprehensive product integration. Navtech and RM Rocade intend to integrate the Navtech's DispatchPro and RM Rocade's Operations Control system, ROC, as well as Navtech's Preferential Bidding System, CLASS, with the RM Rocade Crew Management suite. Finally, under a separate agreement, Navtech acquired the right to use the RM Rocade suite of products in support of its recently expanded OperationsCentre outsourced dispatch and crew management portfolio of services.

Market for Airline Integrated Operations Control System

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations control system that interfaces well with legacy systems and performs all of the following required functions in an integrated fashion:

        o        Dispatch
        o        Airline Schedule
        o        Crew Scheduling
        o        Maintenance
        o        Payload
        o        Navigational Data & Charting

As with most mature industries, airlines typically had functional silos for the different parts of their operation: crew, dispatch, maintenance, and passenger services/load control. In these organizations, decision-making was inefficient due to a lack of information or the inability to handle all of the information presented. The early 1990s saw the emergence of a systems operations control
(SOC) philosophy in which the various functional silos would report to a single manager for the execution of the daily flight schedule. The implementation of the SOC philosophy has meant changes in physical location, reporting lines, decision-making authority, business processes and technology. Although the SOC philosophy was adopted in the large carrier segment (over 100 aircraft), especially in North America and Western Europe, several smaller carriers have moved to an integrated operations control system as the next step in the development of their operational effectiveness.

September 11, 2001

The tragic events of September 11, 2001 created a breaking point for the worldwide airline industry that had been experiencing a significant decrease in demand for its product through most of 2001 as a result of the impending worldwide recession. Immediately following September 11, based on the fear of the traveling public and business leaders, all airlines experienced a rapid decline of their forward bookings and their cash flow. For those airlines already experiencing difficulties the results were disastrous. Between September and November 2001, many airlines went bankrupt including Ansett, Sabena, Swissair and Canada 3000. Most major airlines announced capacity reductions of approximately 20% and industry-wide layoffs totaled over 100,000.

However, changes to regulations concerning carrying cargo in the "belly" of passenger aircraft and the U.S. military mobilization in Afghanistan led to a surge in air cargo demand in the final months of 2001. Low cost and regional carriers were initially negatively impacted but most later returned to pre-September 11 levels as businesses looked at ways of reducing costs and the major airlines turned to their regional affiliates in an effort to maintain their network and frequency of service at a lower expense. One of our customers ceased operations during this period, while a second is currently restructuring.

For most airlines, as it relates to their operations department information technology (IT) spending, the lasting results of September 11 and the worldwide recession are a substantial reduction in capital budgets and an inability to effectively address opportunities for replacement systems due to the reduction in staffing. Cargo demand is expected to decline in the second calendar quarter of 2002 as the U.S. military build up is completed and the economy only starts to improve. One exception is the regional airline market, a segment in which we have started to establish a presence. The continued execution of our strategy is the key ingredient to being successful in this segment due to their demand for fully integrated systems.

Current Navtech Solutions

Flight Plan Services

o DispatchPro. DispatchPro provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The software is designed to operate on the powerful, scalable, open source LINUX operating system. DispatchPro is available through either an ASP agreement, where Navtech hosts the system and provides access, or through the purchase of a license and installation at a customer site. The first version of DispatchPro was released in March 1998 as AURORA and has since undergone additional development to enrich much of its functionality.

o WebFP. Released in July 2001, WebFP is an Internet based, scaled-down version of DispatchPro available to airlines whose fleet size limits the requirement for the more sophisticated functionality of our high end product or for those customers unable or unwilling to pay the higher costs involved with normal communications methods. This product is offered through an ASP agreement.

NOTAM and Weather Services

o DataSource. We have bundled our provision of weather and NOTAMs data, including both textual and graphical weather charts and airport obstacle data, under the DataSource brand. We have become a primary provider of this data to foreign governments, marine service companies and airlines that may not necessarily use our flight planning services. We make access to this data available through a variety of communications or delivery methods so that customers are assured of the timely delivery of this critical data.

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

o V1PlusOnboard. Our V1PlusOnboard product provides the same aircraft performance data as V1Plus, but it is deployed on a laptop in the cockpit. This has some inherent advantages since a pilot does not need to scan chart after chart of manual data and perform complex calculations. Using this product, a pilot need only enter the required information - the system then calculates the maximum amount of payload.

o V1PlusIntegrated. Our V1PlusIntegrated product provides the same aircraft performance data as V1Plus, but it is deployed through the flight papers that are prepared and transmitted to the crew. As well, since the product is used at the time of flight plan preparation, the dispatcher can automatically consider aircraft performance limitations that would affect maximum take-off or landing weights. V1PlusIntegrated is designed to reduce paper and logistics and to improve accuracy and dispatch reliability.

Outsourced Services

o OperationsCentre. Our OperationsCentre service provides outsourced dispatch and crew management services to airlines around the world. Our capabilities include flight planning, overflight and landing permits, slot control, ground handling, flight following, crew roster construction and daily crewing. This service is targeted at small and start up carriers that may not be able to afford in-house dispatch and crew management.

Crew Management Systems

o CLASS and CLASSBid. CLASS allows the user to match available flying to an individual crew member's preferences in order to produce and optimize a final crew schedule that respects contractual constraints and company operating requirements. Today, Northwest pilots use CLASSBid to bid their schedules globally via the Internet, which makes the process of crew scheduling simple and efficient.

Ancillary Products and Services

o Customer Support. We offer comprehensive software support and customer account management in the United States, Canada, Africa and Europe designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new system functionality and ongoing enhancements, and telephone hot-line support. We believe that quality support services are a critical component of the customer's satisfaction level. Our customer support services are provided at our two operations centers in Waterloo, Canada and Crawley (Gatwick), United Kingdom.

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

Customers

Our primary focus is the mid-sized carrier market, which is defined as operators of modern aircraft with fleet sizes between 5 and 100 aircraft. These carriers increasingly have the same functional requirements as large carriers but do not have the information technology capabilities to implement and maintain systems to fulfill their needs. These operators also have shorter sales cycles, are less likely to be part of an airline alliance, and are generally more willing to switch vendors.

Our primary geographical markets are North America and Europe; those segments of the airline market are more progressive with respect to information technology, outsourcing and cost reduction. Secondary markets include the Middle East, the Pacific and Latin America.

We currently have a broad customer base of over 110 airlines worldwide. No customer was in excess of 10% of our total revenues for the last fiscal year.

Competition

The market for IOCS is intensely competitive and subject to rapid change. We expect competition to increase in the future as our new products come to market. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, and underlying technology.

Our main competitors for an IOCS can be divided into four main categories:

o Major airline information technology spin-offs such as Lufthansa's Information Technology Software GmbH, (LIDO), The Sabre Group (a former subsidiary of American Airlines), and Atraxis, a Swissair subsidiary recently acquired by EDS.
o        Major systems integrators such as IBM, EDS and Unisys.
o Aviation software vendors such as Jeppesen (recently acquired by Boeing), Honeywell, SITA (the European aviation network provider) and ARINC (the American aviation network provider).
o Smaller independent companies with annual revenue of less than US$20 million that have developed flight operations management solutions for commercial aviation such as AIMS, Carmen Systems, AD OPT and David R. Bornemann and Associates (recently acquired by Sabre).

We believe that the larger corporations such as Boeing, Lufthansa, EDS, Honeywell, SITA and ARINC have an interest in being the driving forces behind not only the infrastructure development (i.e. onboard systems, moving map technology, ground to air communications) but also the service delivery (i.e. outsourcing of air traffic management responsibilities). We also believe that these corporations all require the essential flight planning component to be tightly integrated with the other elements of an integrated operations control system, a validation of our IOCS strategy.

There was significant acquisition and consolidation activity in our industry during fiscal 2001, primarily focused on being able to assemble and offer the IOCS to airlines. Acquisition activity included:

o       Sabre's acquisition of David R. Bornemann & Associates;
o       Boeing adding to its acquisition of Jeppesen by purchasing SBS
        International;
o SITA increasing its portfolio of airline applications through RPA Airline Automation; and
o Swissair subsidiaries, Atraxis and Swissair Flight Support, being acquired by EDS and LIDO, respectively.

Many of our current and potential competitors have longer operating histories and significantly greater financial, technical and marketing resources, name recognition and installed product base than us. There can be no assurance that we will be able to compete effectively with current and future competitors.

Marketing and Distribution

The overall airline industry decline led to a complete review of our market and the methods in which we can access the market.

Direct Sales

We employ a direct sales force to market our products and services in North America and Europe through offices in Canada and the United Kingdom. In addition, we employ an account management team that provides support and sells add-on services to existing customers.

Strategic Alliances

We have been providing flight planning services to the corporate marketplace through a licensing agreement with Universal Weather and Aviation, Inc., a Houston, Texas-based aviation services producer.

With Universal Weather, we are exploring opportunities to offer additional products and services directly to their customer base.

Our global alliance with RM Rocade has positioned us to directly solicit the installed customer base of our partner. Through offering increased functionality, competitive pricing and integration with RM Rocade's installed systems, we are able to greatly reduce our direct sales costs and better target opportunities.

Navtech is a party to an agency representation agreement with The Republic Group (Republic) of Arlington, Virginia in which Republic promotes and sells our products, on a contingency basis, through its network of in-country sales representatives in 78 countries around the world.

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

During fiscal 2000 and 2001, we spent approximately $296,000 and $420,000, respectively, on product research and development activities. These amounts represented approximately 3.8% and 6.6%, respectively, of revenue in each of those years. We are committed to continue our expenditures on research and product development.

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

Employees

As of December 31, 2001, we had a total of 71 employees (of which 69 were full time employees) including the following:

        o        21 in operations,
        o        7 in account management,
        o        30 in research and development, and product maintenance
        o        2 in sales and marketing and
        o        11 in management, finance and administration.

This represents a decrease of 33% from our peak of 106 employees in June 2001.

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

ITEM 2.       DESCRIPTION OF PROPERTY

We have offices in the following locations:

Monterey, California

Our head office is located at Suite 102, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and currently sublet approximately 750 square feet of office space for $1,200 per month from Global Weather Dynamics, Inc. The lease expires on December 31, 2002.

Waterloo, Ontario

Navtech-Canada leases approximately 10,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. We use this location for flight operations, software development, customer support, and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $16,500 Canadian (approximately $10,500 US) and terminates on October 31, 2006.

Montreal, Quebec

Airware leases approximately 2,000 square feet of office space for software development purposes at Suite 593, 100 Alexis Nihon Blvd., St. Laurent, Quebec, a suburb of Montreal, Ontario. The lease expires on April 30, 2004, and the current monthly rent expense is approximately $2,800 Canadian (approximately $1,800 US).

Crawley, West Sussex, UK

Navtech-UK has a five-year lease, expiring July 31, 2003, for the premises located at Durand House, Manor Royal, Crawley, West Sussex, UK. This office encompasses approximately 1,900 square feet of space and is used for flight operations, customer support and administration. The current monthly rent expense is approximately 2,900 Pounds (approximately $4,200 US).

Our total rent expense was approximately $292,000 for the year ended October 31, 2001. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.       LEGAL PROCEEDINGS

On September 13, 1999, we received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been purchased. We have not been served with a summons and complaint. We are of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2001.

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

                                                High              Low
        ------------------------------------------------------------------
        Year Ended October 31, 2001
               Fourth Quarter                  $ 0.660          $ 0.1500
               Third Quarter                     0.900            0.4700
               Second Quarter                    1.125            0.6700
               First Quarter                     1.620            0.5625
        ------------------------------------------------------------------
        ------------------------------------------------------------------

        Year Ended October 31, 2000
             Fourth Quarter                    $ 1.875         $  0.75
             Third Quarter                       1.75             1.125
             Second Quarter                      1.875            0.3125
             First Quarter                       0.28125          0.125
        --------------------------------------------------------------------
        --------------------------------------------------------------------

Shareholders

Our transfer agent has advised us that the approximate number of record holders of common stock at December 31, 2001 was 791.

Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2001.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following table shows our annual results of operations for fiscal years 2000 and 2001 (in thousands except per share amounts):

                                                 Results of Operations      Percentage of Total Revenue
                                             -------------------------------------------------------------------
                                                For the year ended October 31,    For the year ended October 31,
                                             -------------------------------------------------------------------
                                                      2000        2001            2000            2001
--------------------------------------------------------------------------------------------------------------
REVENUE
     Service fees                               $   5,804     $   6,341            83%           100%
     Software license fees                          1,204             -            17              -
--------------------------------------------------------------------------------------------------------------
     Total revenue                                  7,008         6,341           100            100
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
     Cost of services                               3,858         3,914            55             62
     Cost of software license fees                     62             -             1              -
     Research and development                         269           420             4              6
     Selling and marketing                            565         1,216             8             19
     General and administrative                     1,662         1,753            24             28
     Provision  for (recovery of) bad debt -
       related parties                               (904)          402           (13)             6
     Amortization of goodwill                          11            46             -              1
     Goodwill impairment charge                         -           424             -              7
--------------------------------------------------------------------------------------------------------------
     Total costs and expenses                       5,523         8,175            79            129
--------------------------------------------------------------------------------------------------------------
Income (loss) from operations                       1,485        (1,834)           21            (29)
--------------------------------------------------------------------------------------------------------------
Other income (expense)
     Interest expense                                (251)         (153)           (3)            (2)
     Interest revenue                                  64             1             1              -
--------------------------------------------------------------------------------------------------------------
                                                     (187)         (152)           (2)            (2)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   1,298        (1,986)           19            (31)
Income taxes                                          194          (138)            3             (2)
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                 1,104        (1,848)           16%           (29)%
--------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
     Basic                                      $     0.43    $    (0.47)
-------------------------------------------------------------------------------
     Diluted                                    $     0.35    $    (0.47)
--------------------------------------------- ------------- --------------

Overview

In 2001, we had a net loss of approximately $1,848,000, total revenues of approximately $6,341,000 and an operating loss of approximately $1,834,000. This is in comparison to 2000 when we had net earnings of approximately $1,104,000, total revenue of approximately $7,008,000 and operating income of approximately $1,485,000. The net loss in 2001 was incurred due to various factors as detailed below:

o We changed our sales methodology to eliminate the sale of system licenses in order to sell our products as an application service provider (ASP). The ASP model is expected to yield long-term benefits through the growth of a contracted for long-term recurring revenue base; however in the short-term, it has resulted in reduced revenues.

o We invested heavily in sales and marketing efforts that did not yield any substantial return by the end of the year. Sales and marketing efforts consisted both of a human investment in additional sales people and increased appearances at trade shows in North America and Europe.

o We acquired Airware Solutions Inc. on February 1, 2001. The acquisition was accounted for as a purchase. Airware is an established crew management company and was purchased to give us additional products and services to sell to our customers and to open new markets. Airware will continue to negatively impact our operating results until this sales growth materializes (see Note 4 to our consolidated financial statements contained in Item 7).

o In the fourth quarter of 2001, we decided to write-off the remaining unamortized goodwill balance of $424,117 resulting from the Airware acquisition. The decision to recognize an impairment loss was made in light of market conditions present in the airline industry following the events of September 11, 2001, our inability to generate significant revenues associated with Airware's product offering during the year ended October 31, 2001, Airware's operating loss in the nine months following the acquisition, and projected negative cash flows associated with the Airware assets over the two year period ending October 31, 2003. We determined the amount of the impairment charge based on discounted net cash flows.

o Financial difficulties of two related parties, Easy Flying S.A. and Global Weather Dynamics Inc., forced us to provide for approximately $402,000 in bad debts (see Item 12 hereof).

o By way of comparison, the operating income in fiscal 2000 was augmented by the recovery of a provision on an amount owing from Navtech Applied Research Inc. The recovery was approximately $904,000 (see Item 12 hereof).


Critical accounting policies

The following accounting policies are fundamental to the measurement and presentation of disclosures contained in our consolidated financial statements (see Note 2 to our consolidated financial statements contained in Item 7).

Basis of presentation

The consolidated financial statements include the accounts of the Navtech-US and our wholly-owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All significant intercompany accounts and transactions have been eliminated upon consolidation. Navtech-US acquired all of the issued and outstanding shares of common and preferred stock of Airware on February 1, 2001.

Continuing operations

We incurred significant losses in the fiscal year ended October 31, 2001 and have an accumulated deficit of $3.6 million. Cash at October 31, 2001 was approximately $22,000. Cash used in operations in fiscal 2001 was approximately $398,000. During this period, we incurred significant costs related to the expansion of our global sales and marketing effort, the acquisition of Airware, and the development of new products. Current cash balances are insufficient to fund operations in fiscal 2002. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty.

We have developed a plan to address these liquidity issues. Such plan includes raising capital and restructuring operations in the attempt to reduce certain costs. Such activities are discussed in greater detail in "Plan of Operation" in this Item.

Foreign currency translation

a)       Translation of foreign subsidiaries' accounts

Assets and liabilities of our foreign subsidiaries are translated from their local currencies to US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenditures are translated at the average rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders' equity.

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

Asset impairment

We review the carrying value of intangible and other long-lived assets at least annually for evidence of impairment. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows.

Research and development costs

We incur costs related to research and development of our software. To date, we have not capitalized any development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). We have defined the attainment of technological feasibility as completion of a working model. The costs incurred between the time of establishment of a working model and the time when the products are marketed are insignificant. Consequently, costs that are eligible for capitalization are expensed in the period incurred.

Revenue recognition

We record revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. We recognize software license revenues upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when customer acceptance has occurred. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Third-party costs incurred by us which are directly related to license sales are deferred until such time as the related revenues are recognized.

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

Recently issued accounting pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("FAS 133") in June 1998. FAS 133 requires an entity to recognize all derivatives and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FAS 133. Based on the revised effective date, we adopted FAS 133, as amended, on November 1, 2000. The adoption of FAS 133, as amended, had no material effect on our results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. We have determined that the application of FIN 44 had no material impact on our financial position or results of operations in fiscal year 2001.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We have determined that the adoption of FAS 140 had no material impact on our financial position or results of operations in fiscal year 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. We may elect to adopt the provisions of FAS 142 effective November 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. We have not yet assessed the impact the new standards will have on future financial statements. During the year ended October 31, 2001, the amortization expense associated with goodwill was $45,587. The balance of goodwill at October 31, 2001 was $98,439.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for our fiscal year beginning on November 1, 2002. We have not yet determined the effect FAS 144 will have on our financial statements.

Revenue

Our revenue has traditionally been derived from two major sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, and ongoing customer support and (ii) sales of software licenses.

Total revenue decreased approximately $700,000, or approximately 10%, from approximately $7.0 million in 2000 to approximately $6.3 million in 2001.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United States and Canada, although our customers are also located in Europe, Mexico, Africa, and South America.

The following table shows total revenues on a customer geographic basis for fiscal 2000 and 2001 (in thousands except percentage amounts):


                                                        Total Revenue         Percentage of Total Revenue
                                                -----------------------------------------------------------
                                                     2000           2001           2000          2001
------------------------------------------------ -------------- -------------- ------------- --------------
United States                                      $   4,893      $   4,282            70%        68%
Canada                                                   893            937            13         15
Europe, Mexico, Africa, South America and other        1,222          1,122            17         17
------------------------------------------------ -------------- -------------- ------------- --------------
                                                   $   7,008      $   6,341           100%       100%
------------------------------------------------ -------------- -------------- ------------- --------------

United States

In fiscal 2001, we derived approximately $4.3 million from sales in the United States as compared to approximately $4.9 million in fiscal 2000. This decrease is due primarily to:

        o        a decrease in software license fees of approximately $954,000

        o        an increase in fees to existing customers of approximately
                 $249,000

        o an addition of new customers representing approximately $485,000 in revenue

Customer losses and bankruptcies accounted for a loss in service fee revenue of approximately $391,000 during this period.

Canada

Sales in Canada accounted for approximately $937,000 in fiscal 2001 as compared to approximately $893,000 in fiscal 2000. This increase is due primarily to:

        o        an increase in fees to existing customers of approximately
                 $119,000

Customer losses and bankruptcies accounted for a loss in service fee revenue of approximately $75,000 during this period.

Europe/Other

Sales in Europe and other jurisdictions amounted to approximately $1,122,000 in fiscal 2001 as compared to approximately $1,222,000 in fiscal 2000. This decrease is due primarily to:

        o        a decrease in software license fees of approximately $250,000

        o        an increase in fees to existing customers of approximately
                 $33,000

        o an addition of new customers representing approximately $411,000 in revenue

        o a loss of ad-hoc customers representing approximately $241,000 in revenue

Customer   bankruptcies   accounted  for  a  loss  in  service  fee  revenue  of
approximately $53,000 during this period.

Service fees

Revenue from service fees was approximately $6.3 million in 2001 as compared with approximately $5.8 million in 2000, an increase of approximately 9%, or approximately $537,000. This increase reflects our philosophy of increasing our long-term revenue base through focusing on contracted for recurring revenue. This increase is due to:

o an increase in fees to existing customers of approximately $401,000, resulting mainly from an increase in the use of flight planning services as well as additional support fees from customers that transitioned to an in-house system

o        an increase of approximately $896,000 from several new ASP customers

These increases were offset by decreases from the loss of ad-hoc customers aggregating approximately $241,000 and the bankruptcy or non-renewal of services of customers aggregating approximately $519,000.

Software license fees

There was no revenue from software license fees in 2001 as compared to approximately $1,204,000 in 2000. Software license fees are no longer marketed as a primary sales model. We prefer to market our products under an ASP marketing philosophy. This model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. However, if a customer requests a proposal including an option to purchase a license, we will make the effort to fulfill our customer's requirements. Further explanation regarding our switch to an ASP marketing philosophy can be found in the "Plan of Operation; Sales Initiatives" section.

Costs and Expenses

Cost of services

Costs of services consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 2000 and 2001 (in thousands except percentage amounts):

                                  2000         2001           Percentage Change
--------------------------------------------------------------------------------
Salaries and benefits        $   2,344       $ 2,353                  0%
Communication costs                902           936                  4
Agent costs                        132            37                (72)
Rent                               233           292                 25
Royalties                           99            40                (60)
Depreciation                        73           123                 68
Other                               75           133                 77
--------------------------------------------------------------------------------
                             $   3,858       $ 3,914                  1%
--------------------------------------------------------------------------------

The cost of services was approximately $3.9 million in 2001 compared with approximately $3.9 million in 2000, an increase of approximately $56,000, or approximately 1%. The major components of this increase are:

o a decrease in agent costs of approximately $95,000. In 2000, Navtech-UK coordinated a series of three flights, through which the majority of the agent costs were incurred; this was a non-recurring transaction and costs decreased accordingly in 2001

o an increase in rents of approximately $59,000 due primarily to the addition of a sales office in Denver, Colorado (which was closed in August 2001) and the acquisition of Airware which has a facility in Montreal, Canada

o a decrease in royalties of approximately $59,000 due to the purchase of weather assets from Navtech Applied Research Inc. in October 2000 (see Item 12 hereof)

o an increase in depreciation of approximately $50,000 due primarily to a full year of depreciation on additions made in the fourth quarter of 2000; these additions include renovations to new office space in Waterloo, Canada and hardware additions for an expanded workforce

In addition, other expenses, including salaries and benefits and communications, accounted for an increase of approximately $101,000.

Cost of software license fees

Cost of software license fees, which were approximately $62,000 in 2000, were eliminated in 2001. This change is consistent with our change to an ASP marketing philosophy.

Research and development

Our research and development activities are undertaken in Canada. Both Navtech-Canada and Airware qualify for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial tax credits are generated at a rate of 10% of qualifying expenditures. These credits are available to reduce income taxes payable and are non-refundable. Since there was no taxable income in Canada in 2001, investment tax credits for 2001 are available to reduce future income taxes in the next seven years. Investment tax credits for fiscal 2000 in the amount of $119,000 were netted against the provision for income taxes.

Research and development expenses increased from approximately $269,000 in 2000 to approximately $420,000 in 2001, representing an increase of approximately $151,000, or approximately 56%. This is due to the undertaking of two major development projects for the full year in 2001 and continued development on Airware's CLASS product after acquisition.

 Selling and Marketing Expenses

The following table shows the major components of selling and marketing expenses for fiscal 2000 and 2001 (in thousands except percentage amounts):

                                                            Percentage
                                    2000        2001          Change
--------------------------------------------------------------------------------
Salaries and benefits             $  347     $  785            126%
Marketing and trade shows            112        181             38
Travel                               106        250            136
--------------------------------------------------------------------------
                                  $  565     $1,216            115%
--------------------------------------------------------------------------

Selling  and  marketing  expenses  increased  by  approximately   $651,000,   or
approximately 115%, from approximately $565,000 in 2000 to approximately $1.2 million in 2001. This increase can be attributed primarily to:

o an increase in salaries and benefits of approximately $438,000 representing an investment in five additional sales people and one marketing coordinator, some of which were hired in the third and fourth quarters of 2000 (we have subsequently reduced our sales and marketing headcount to two people); approximately $43,000 of the increase relates to Airware

o an increase in marketing and trade shows of approximately $69,000 due to the undertaking of a user-conference in Carmel, California in April 2001

o an increase in travel expenses of approximately $144,000 related to the sales activities mentioned above

General and Administrative Expenses

The following table shows the major components of general and administrative expenses for fiscal 2000 and 2001 (in thousands except percentage amounts):

                                                         Percentage
                                    2000      2001        Change
--------------------------------------------------------------------
Professional and consulting      $   472    $   284         (40)%
Wages                                388        624          61
Travel                               413        322         (22)
Provision for bad debts               83        160          93
Depreciation                          22         28          27
Other                                284        335          18
--------------------------------------------------------------------
                                 $ 1,662    $ 1,753           5%
--------------------------------------------------------------------

General and administrative expenses increased by approximately $91,000, or approximately 5%, from approximately $1.7 million in 2000 to approximately $1.8 million in 2001. This increase can be attributed primarily to:

o        an increase in the provision for bad debts of approximately $77,000

o        an increase in salaries and benefits of approximately $236,000

o        a decrease in professional and consulting fees of approximately
         $188,000

o        a decrease in corporate travel expenses of approximately $91,000

o        an increase in depreciation and other expenses of approximately $57,000

The increase in the provision for bad debts was primarily due to one customer filing for Chapter 11 protection and another lost to bankruptcy. In fiscal 2000, only one significant customer was lost to bankruptcy.

The increase in salaries and benefits is due to the addition to the payroll of Duncan Macdonald as CEO in May 2000 and two full-time administrative staff in Navtech-UK in the fourth quarter of 2000. Duncan Macdonald was previously performing his duties as a consultant and the related costs were included as professional and consulting fees.

Other decreases in professional and consulting fees were due to a decreased requirement for legal assistance in fiscal 2001, in comparison to the assistance related to contract negotiations, NARI agreements, and the exchange offering made to the Navtech-Canada Class B shareholders during fiscal 2000.

Corporate travel expenses decreased in 2001 mainly due to a concentrated effort to reduce corporate travel in the fourth quarter. Travel to maintain operations in Monterey, California and Crawley, UK was also reduced as these operations are now fully integrated.

While, as at December 31, 2001, we have not incurred any additional losses due to bad debts, there is the risk of further losses due to bad debts in fiscal year 2002 pursuant to the tragic events of September 11, 2001. Also, the cost of business insurance and directors and officers insurance is expected to increase significantly.

Provision for bad debt - related party

During the fiscal year 2000, we entered into an agreement with Navtech Applied Research Inc. (NARI), an affiliated party, to reduce the total debt owed to us by NARI transferring to us certain weather assets as well as shares of our common stock into our treasury. As a result, we were able to recover an allowance of approximately $904,000 provided for in prior years (see Item 12 hereof).

During the fiscal year 2001, as a condition to a subscription agreement with third parties, we loaned $200,000 to Easy Flying S.A., a related party, and received a promissory note in the amount of $200,000. Easy Flying S.A. subsequently filed for bankruptcy on September 28, 2001. We have provided in our financial statements the sum of $170,000 on the note of $200,000 and an additional $120,665 representing other trade amounts receivable from Easy Flying S.A at October 31, 2001 (see Item 12 hereof).

Also during the fiscal year 2001, we performed consulting services for Global Weather Dynamics Inc., a related party. Given our knowledge of Global's financial position, we determined to discontinue services to Global and provide an allowance of $111,111 on this receivable (which represents one half of the outstanding amounts for consulting services and related expenses). We will still continue efforts to collect this amount (see Item 12 hereof).

Amortization of Goodwill

Amortization of goodwill increased approximately $35,000, or approximately 318%, from approximately $11,000 in 2000 to $46,000 in 2001. The increase represents the amortization of goodwill recorded upon the acquisition of Airware prior to the fourth quarter decision deeming this asset impaired.

Goodwill Impairment Charge

In the fourth quarter of 2001, we decided to write-off the remaining unamortized goodwill balance of $424,117 resulting from the Airware acquisition. The decision to recognize an impairment loss was made in light of market conditions present in the airline industry following the events of September 11, 2001, our inability to generate significant revenues associated with Airware's product offering during the year ended October 31, 2001, Airware's operating loss in the nine months following the acquisition, and projected negative cash flows associated with the Airware assets over the two year period ending October 31, 2003. We determined the amount of the impairment charge based on discounted net cash flows.

Other Income (Expense)

Interest Expense

Interest expense decreased approximately $98,000, or approximately 39%, from approximately $251,000 in 2000 to approximately $153,000 in 2001. This decrease is primarily attributable to the termination of receivables factoring in the third quarter of fiscal 2000 and the decreased interest payments on loans as they near maturity. We subsequently entered into a new receivable factoring arrangement with a new provider in the fourth quarter of fiscal 2001.

Interest Revenue

Interest revenue decreased approximately $63,000, or approximately 98%, from approximately $64,000 in 2000 to approximately $1,000 in 2001. The decrease is due to the settlement of notes receivable from NARI in October 2000. As of October 31, 2001, we have no further source of recurring interest revenue.

Net Earnings (Loss)

The financial statements reflect a net loss of approximately $1,848,000 for fiscal 2001, as compared to net earnings of approximately $1,104,000 for fiscal 2000.

We reflected a net decrease in revenue of approximately $700,000 and a net increase in costs and expenses of approximately $2.6 million, resulting in a net decrease in operating income of approximately $3.3 million. Offsetting this decrease was the recovery of approximately $138,000 of the tax provision of approximately $194,000 made in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2001, we had available cash of $22,011 and a working capital deficiency of $900,377, compared to available cash of $371,639 and working capital of $214,879 as of October 31, 2000.

In 2001, we financed our operations through share issuances.

Our cash flows from operating activities amounted to a net outflow of $398,103 in fiscal 2001 as compared to a net outflow of $456,177 in fiscal 2000. The outflow in fiscal 2001 was primarily due to the net loss, offset by the adjustment for depreciation, amortization, and goodwill impairment of approximately $647,000, the provision for uncollectable accounts of approximately $425,000, and the decrease in net operating assets of $389,877.

During the fourth quarter of 2001, we entered into a new accounts receivable factoring arrangement, with more favorable terms than those offered by the previous factoring company. This arrangement replaced a revolving operating line of credit as the primary means of financing our operations.

Our cash flows from investing activities amounted to a net cash outflow of $284,156 in fiscal 2001 as compared to a net cash outflow of $375,858 in fiscal 2000. Our fiscal 2001 net cash outflow was caused by the following:

o We acquired a 100% interest in Airware Solutions Inc. on February 1, 2001 for Navtech common shares and approximately $50,000 in cash. (see Note 4 to our consolidated financial statements contained in Item
         7)
o Cash in the amount of $200,000 was loaned to Easy Flying S.A. This company subsequently filed bankruptcy (see Item 12 hereof).
o        The remaining note receivable from NARI was collected during the year.
o        We purchased capital assets in the amount of $75,441.

Our cash flows from financing activities amounted to a net inflow of $343,006 in fiscal 2001 as compared to a net inflow of $1,207,307 in fiscal 2000. Our fiscal 2001 net inflow was caused primarily by the following:

o        During the year we obtained $613,984 in equity financing.
o We obtained a facility to factor our accounts receivable and received advances of $168,985 by October 31, 2001.
o        We made principal payments of $431,940.
o The $7,445 spent to redeem Navtech shares was part of an odd-lot program designed to reduce the number of shareholders of record by redeeming the shares of those shareholders holding less than a full lot.

As of October 31, 2001, we had no significant capital commitments. However, we may, from time to time, consider additional acquisitions of complementary businesses, products or technologies.

PLAN OF OPERATION

Beginning in the fourth quarter of 2001, we implemented the following plan to reduce our working capital deficiency:

Salaries and Benefits

We have reduced our global workforce by over 30% from a peak of 106 employees in June 2001 to 71 employees at fiscal year-end through a combination of terminations and resignations. Although reductions occurred at all locations and across all functional areas, we focused our reductions in our sales and marketing and development staff. In addition to the staff reductions, we implemented a temporary reduction in salary for remaining employees of between 3
- 5%.

On November 29, 2001, we accepted the resignation of our Chief Executive Officer, Duncan Macdonald. We have named Chief Financial Officer, David Strucke, as our President and Chief Executive Officer.

Travel

With the staff reductions mentioned above, travel expenses will be reduced, especially in corporate and sales related travel. Also, travel is being rationalized for our remaining staff.

Communications

In fiscal 2001 we incurred communications costs of approximately $936,000. We have renegotiated contracts with our largest communications supplier that we expect will result in cost savings of approximately 12%. We plan to negotiate similar contracts with our remaining suppliers. We are currently analyzing alternative or advanced communications solutions in order to further rationalize our communications costs.

Marketing

We are currently reviewing the trade shows that we plan to attend in the next year. Some of these shows will be eliminated from our budget as we focus our marketing efforts on shows that will provide us the maximum exposure to our potential customers. We are currently evaluating an option to host small regional user-conferences aimed directly at our current and prospective customers as an alternative to attending large trade shows. Additional marketing projects have been suspended until our financial position strengthens.

Facilities

We have closed our sales office in Denver, Colorado and our development facility in Ottawa, Ontario. In addition, we have reduced the rentable space in our Monterey, California office by approximately 80%, resulting in annual rent savings of approximately $40,000, and in our Waterloo facility by approximately 10% resulting in annual rent saving of approximately $9,500. We are currently reviewing plans to eliminate or maximize space in our current facilities in order to further reduce our fixed expenses.

Equity

We anticipate that we will need to raise additional equity over the next six months to fund our working capital needs that include improving the average age of our accounts payable.

Accounts Receivable Factoring

Navtech-Canada currently has a facility to factor accounts receivable to a limit of $350,000 Canadian at a rate of 0.1% per day and a minimum of 1.6%. This facility is subject to certain covenants and we are in compliance with these covenants. This is a temporary financing facility aimed at giving us more flexibility in meeting our accounts payable and short term financing demands. It is anticipated that the cost savings from the above mentioned plans will give us the ability to terminate this facility and consider more attractive financing facilities once our financial position improves. We anticipate that financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

Sales Initiatives

With our product rebranding complete, we are now focusing our efforts on a new marketing program designed to reintroduce our full product offering to the North American, South American and European marketplaces.

We have historically marketed our products in two ways: (1) the licensing of our software, or (2) acting as an application service provider (ASP). Under the license sales philosophy, we received one-time revenues for the license sale; under the ASP philosophy we receive monthly recurring revenue. Our sales efforts for our rebranded products are now focused on the ASP philosophy only. The ASP model is expected to yield long-term benefits since monthly revenue will be higher than under the license sale model. As an ASP, we manage and distribute our software-based services and solutions to our customers across a network from a central data center. We have successfully used the ASP philosophy for over six years and have extensive experience in deploying and supporting software under this approach.

Other

We have recently completed a shareholder oddlot repurchase program and an escheatment program for unexchanged shares. These programs were designed to reduce costs in connection with shareholder communications.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our directors and executive officers and their ages as of December 31, 2001:


Name                         Age       Positions and Offices
============================================================================================
David Strucke                33        President, Chief Executive Officer, Chief Financial
                                       Officer, Secretary and Director
--------------------------------------------------------------------------------------------
Derek Dawson                 32        Executive Vice President - Business Development
--------------------------------------------------------------------------------------------
Jason Kleinbub               31        Chief Technology Officer
--------------------------------------------------------------------------------------------
Duncan Macdonald             42        Chairman of the Board
--------------------------------------------------------------------------------------------
Thomas D. Beynon             60        Director
--------------------------------------------------------------------------------------------
Michael Jakobowski           41        Director
--------------------------------------------------------------------------------------------
Michael Ueltzen              56        Director
============================================================================================

     David Strucke has served as our President, Chief Executive Officer, Secretary and a Director since November 2001. Mr. Strucke also continues to serve as our Chief Financial Officer, a position held since January 2000. Mr. Strucke served as Vice President - Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting and a Business Analyst from January 1999 to October 1999. Prior to joining us, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions for an automotive capital equipment manufacturer from 1997 to 1998. From 1996 to 1997, Mr. Strucke performed financial and accounting consulting work for manufacturing companies. Mr. Strucke has lectured on Introductory Finance for the undergraduate business program at Wilfrid Laurier University.

     Derek Dawson has served as our Executive Vice President, Business Development since January 2001. Mr. Dawson served as our Chief Operating Officer from January 1999 to January 2001 and our President from January 2000 to January 2001. From September 1997 to January 1999, Mr. Dawson was our Vice President - Operations. From 1995 to 1997, he served as Manager for Corporate Development for a large industrial contracting firm. From 1991 to 1995, Mr. Dawson was an air navigator with the Canadian Air Force involved in strategic and tactical airlifts as well as training duties. Mr. Dawson has been a business instructor, on a part-time basis, at Wilfrid Laurier University since 1997.

     Jason Kleinbub has served as our Chief Technology Officer since September 2001. Mr. Kleinbub continues to serve as Product Manager - Weather Systems Group (since January 2000) and as our technical architect (since 1998). Prior to 1998, Mr. Kleinbub worked in consulting roles specializing in mathematical programming, communications, networking and OS programming.

     Duncan Macdonald has served as our Chairman of the Board since January 2000 and as a Director since December 1999. Mr. Macdonald served as our Chief Executive Officer from March 1996 until his resignation in November 2001. He served as our Chief Financial Officer from July 1995 to January 1999. Since January 1992, Mr. Macdonald has also served as managing partner of Kintyre & Company Limited, a management consulting firm based in Ottawa, Ontario. In addition, since December 1998, he has served as

President of St. Andrews Technology Associates, Inc., the general partner of St. Andrews Capital Limited Partnership, a California-based investment partnership, and as President of Navtech Applied Research Inc. until January 2001.

     Thomas D. Beynon is a partner in the Waterloo, Ontario law firm of McCarter Grespan Robson Beynon Thompson LLP and a member of the Law Society of Upper Canada. He has been with the firm since March 1996. Prior to this, Mr. Beynon spent six years with the law firm, Sims Clement Eastman, from 1991 to 1996. Mr. Beynon serves as a Director of Virtek Vision International Inc., and a number of private companies. Mr. Beynon has served as one of our Directors since July 2000.

     Michael Jakobowski has served as Chief Financial Officer of Cambridge Information Group since September 1999. Prior to joining Cambridge, Mr.Jakobowski was the Vice President of Accounting for Thomson Financial Database Group from August 1997 to September 1999, and the Corporate Controller for Kline Group from June 1994 to August 1997. Mr. Jakobowski is a member of the American Institute of Certified Public Accountants. Prior to 1994, Mr. Jakobowski spent over 11 years in public accounting with Price Waterhouse, Coopers & Lybrand, and Johnson Lambert and Co. Mr. Jakobowski has served as one of our Directors since November 2001.

     Michael Ueltzen is the President and CEO of The Republic Group (TRG) in Arlington, Virginia. Mr. Ueltzen joined TRG in 1968. TRG is a high-tech export management firm with representatives in 78 countries, and specializes in systems integration and engineering projects with emphasis on international environmental problems. Mr. Ueltzen and TRG were awarded the Presidential E-Star Award for outstanding contribution to the United States Export Expansion Program. Mr. Ueltzen has been a member of the American Meteorological Society since 1985. Mr. Ueltzen served as President of Global Weather Dynamics, Inc until December 2001. Mr. Ueltzen has served as one of our Directors since July 2001.

     Each director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his successor is elected or appointed and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2001, all Section 16(a) filing requirements applicable to the officers, directors and 10% stockholders were complied with, except that Mr. Beynon filed his Form 5 late (which form reported one transaction), and Messrs. Prashant Gupta, Martin Hamrogue, James McGinty, and Denis Metherell, former directors, filed their respective Form 5 late (each reporting one transaction). Also, Mr. Kleinbub filed his Form 3 late, EasyFlying S.A., formerly a 10% stockholder, did not file a Form 4 with respect to certain sale transactions, and Alain Mallart and his affiliated entities, Finextern S.A., and Net Mutation S.A., a 10% stockholder, did not file a Form 3.

ITEM 10.      EXECUTIVE COMPENSATION

(a)  Summary Compensation Table

     During the fiscal year ended October 31, 2001, none of our executive officers other than Duncan Macdonald, our then Chief Executive Officer, had total salary and bonus in excess of $100,000. The following table sets forth information concerning the compensation of Mr. Macdonald for the last three fiscal years:


=================================================================================================================
                                  Annual Compensation                Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------
                                                                       Awards            Payouts
-----------------------------------------------------------------------------------------------------------------
                                                                           Common
Name and                                                       Restricted  Stock
Principal                                      Other Annual    Stock       Underlying    LTIP      All Other
Position         Year     Salary      Bonus    Compensation    Award(s)    Options       Payouts   Compensation
-----------------------------------------------------------------------------------------------------------------
Duncan
Macdonald,       2001     $ 141,785    -0-     $   -0-          -0-          -0-         -0-          -0-
Chief            2000     $  81,820    -0-     $  2,500(2)      -0-       $ 50,000       -0-          -0-
Executive        1999     $   5,000  $20,000   $ 28,927(2)      -0-          -0-         -0-          -0-
Officer (1)
==================================================================================================================

(1) Mr. Macdonald resigned his position of Chief Executive Officer in November 2001.
(2) Represents amounts paid as an independent advisor to Navtech. Excludes amounts paid to Kintyre & Company Limited, an entity controlled by Mr. Macdonald, for consulting services rendered to Navtech-Canada. See
         Item 12.


(b)      Option Grants Table

     There were no stock options granted to Mr. Macdonald during the fiscal year ended October 31, 2001.

(c) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table

     The following table sets forth the value as of October 31, 2001 of unexercised options held by Mr. Macdonald:


=====================================================================================================
                                        Number of Unexercised              Value of Unexercised
                                              Options at                   In-the-Money Options
                                           October 31, 2001                 at October 31, 2001
-----------------------------------------------------------------------------------------------------
Name                                  Exercisable/Unexercisable          Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------
Duncan Macdonald                              50,000/-0-                        $4,438/-0-
=====================================================================================================

     No options were exercised by Mr. Macdonald during the fiscal year ended October 31, 2001.

(d)  Compensation of Directors

     Our Directors are entitled to be reimbursed for travel expenses incurred in attending any meeting of the Board or any of its committees. In addition, our Directors, with the exception of salaried officers, are entitled to a fee for attending Board or committee meetings. On December 11, 2001, the Board of Directors approved a Policy on the Compensation of Directors to become effective February 1, 2002. The policy states that the Directors, with the exception of salaried officers, are entitled to receive an annual retainer of $6,000 (payable quarterly in advance) and $500 per Board and/or committee meeting attended. The Chairman of the Board is entitled to receive an annual retainer of $7,200 (payable quarterly in advance), and the Chairman of a Committee is entitled to receive $750 per committee meeting chaired. Mr. Macdonald will not be entitled to any compensation as a Director until the conclusion of his Settlement and Release Agreement (see Item 12). In addition, on May 11, 2001, each of our outside Directors received an option for the purchase of 20,000 shares of common stock at an exercise price of $0.70 per share. On December 11, 2001, Messrs Jakobowski and Ueltzen, who had recently joined the Board, were granted options for the purchase of 25,000 shares each at an exercise price of $0.37 per share. Our By-Laws also provide, to the extent permitted by law, for certain indemnification of our Directors.

(e) Employment Contracts, Termination of Employment and Change-in-Control Arrangements

     Reference is made to Item 12 for a discussion on the Settlement and Release Agreement entered into with Duncan Macdonald, our former Chief Executive Officer.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our common stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding our outstanding common stock beneficially owned as of December 31,
2001                                                                         by:

o each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock,
o       each present Director,
o       each person named in the Summary  Compensation Table above,  and
o       all of our present  executive  officers  and  Directors as a group


Name and Address of Beneficial Owner    Number of Shares Beneficially   Approximate Percentage
                                        Owned                           of Outstanding Shares
-------------------------------------------------------------------------------------------------
Robert N. Snyder                          840,000(1)                     19.0%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
-------------------------------------------------------------------------------------------------
Alain Mallart                             658,700(2)                     15.2%
38 avenue des Klauwaerts
1050 Brussels, Belgium
-------------------------------------------------------------------------------------------------
Duncan Macdonald                          496,543(3)                     11.5%
11 Bedford Crescent
Ottawa, Ontario, Canada
-------------------------------------------------------------------------------------------------
Dorothy A. English                        465,000(4)                     10.1%
175 Columbia Street West
Waterloo, Ontario, Canada
-------------------------------------------------------------------------------------------------
St. Andrews Capital Limited Partnership   296,543(5)                      6.9%
11 Bedford Crescent
Ottawa, Ontario, Canada
-------------------------------------------------------------------------------------------------
Republic Electronics Corporation          250,000(6)                      5.8%
5801 Lee Highway
Arlington, Virginia
-------------------------------------------------------------------------------------------------
Michael Ueltzen                           250,000(7)                      5.8%
5801 Lee Highway
Arlington, Virginia
-------------------------------------------------------------------------------------------------
David Strucke                              90,000(8)                      2.1%
1934 Berlett's Road
St. Agatha, Ontario, Canada
-------------------------------------------------------------------------------------------------
Thomas D. Beynon                           40,000(9)                       *
675 Riverbend Drive
Kitchener, Ontario, Canada
-------------------------------------------------------------------------------------------------
Michael Jakobowski                         10,000                          *
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
-------------------------------------------------------------------------------------------------
All executive officers and Directors as   962,743(3)(7)(8)(9)(10)        21.5%
a group (7 persons)
-------------------------------------------------------------------------------------------------

-----------------------------
*    Less than 1%

(1) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes (i) 100,000 shares that are issuable upon the exercise of a warrant that is currently exercisable and (ii) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Mr. Snyder is a general partner.
(2) Based upon Schedule 13G filed with the Securities and Exchange Commission. We have been advised that amount includes (i) 25,000 shares owned by Euro Business Angels S.A., an entity indirectly controlled by Mr. Mallart,
     (ii) 157,000 shares owned by Finextern S.A., an entity controlled by Mr. Mallart, and (iii) 476,700 shares owned by Net Mutation S.A., an entity indirectly controlled by Mr. Mallart.
(3) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes 296,543 shares owned by St. Andrews Capital Limited Partnership, an entity controlled by Mr. Macdonald.
(4) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes 260,000 shares that are issuable to Ms. English upon exercise of options that are currently exercisable.
(5)  See footnote (3).
(6) Based upon Schedule 13G, as amended, filed with the Securities and Exchange Commission.
(7) Based upon Schedule 13G, as amended, filed with the Securities and Exchange Commission. Represents shares owned by Republic Electronics Corporation (see footnote (6)) of which Mr. Ueltzen is the majority shareholder, President and Chief Executive Officer.
(8) Includes 50,000 shares that are issuable upon exercise of options that are currently exercisable.
(9) Represents 40,000 shares that are issuable upon exercise of options that are currently exercisable.
(10) Includes 70,000 shares that are issuable to executive officers upon exercise of options that are currently exercisable.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.       Dorothy English / Navtech Applied Research Inc.

Dorothy English is currently an employee of Navtech-Canada as well as one of our principal stockholders, and until July 2000 was one of our officers and directors. She owns all of the stock of Navtech Applied Research Inc. ("NARI"). Duncan Macdonald, our Chairman of the Board and former Chief Executive Officer, served as President of NARI until January 15, 2001.

As of October 23, 2000, NARI was indebted to us in the aggregate amount of $1,288,724. This balance consisted of several promissory notes with varying terms as well as unsecured advances. For financial reporting purposes, we had provided for an allowance of $928,412 against this debt as of October 31, 1999 (see Item 7). The resulting net balance was equal approximately to the fair value of certain weather software assets owned by NARI at that date as discussed below.

On October 23, 2000, we entered into a series of transactions with NARI to recover the amount due from NARI to us as follows:

o Certain weather assets purchased by NARI in 1998 were transferred to us in return for a reduction of debt. We believe that the estimated fair value for tax purposes of $147,651 is equivalent to the software's fair market value at October 23, 2000, the date of the valuation.
o NARI returned 502,766 shares of our common stock to treasury in return for a further reduction of debt. At the time of the transfer, the shares' market value was $942,686.
o NARI signed two promissory notes in the cumulative amount of $56,400 Canadian ($36,809 US as at October 31, 2000) that were paid on January 15, 2001 from the proceeds from the sale of its remaining 150,000 shares of our common stock.
o As part of the asset transfer and treasury stock transfer, for financial reporting purposes, we reduced our allowance for doubtful accounts by $904,102 and recorded this reduction as a reduction to operating costs and expenses (see Item 7).

There will be no further amounts due from NARI.

2.       Duncan Macdonald

Effective January 1, 1999, Navtech-Canada entered into a two year services agreement with Kintyre & Company Limited, a company controlled by Duncan Macdonald, our Chairman of the Board and then Chief Executive Officer. Under the agreement, Kintyre agreed to provide the services of Mr. Macdonald, as well as other Kintyre staff as needed, to assist us in our strategic corporate structuring and corporate finance and accounting activities. Kintyre was entitled to receive a base monthly fee of $23,250 Canadian, plus additional amounts upon the meeting of certain time thresholds and an annual bonus of
$8,700 Canadian. Effective with the employment of Mr. Macdonald by Navtech-Canada on May 1, 2000, the base amount was reduced to $11,000 Canadian per month. Effective with our employment of the remaining Kintyre staff on January 1, 2001, this agreement was terminated.

During the fiscal years ended October 31, 2000 and 2001, we paid approximately $182,000 and $14,000, respectively, under the agreement with Kintyre.

Effective November 29, 2001, Mr. Macdonald resigned as Chief Executive Officer. As part of the resignation, Navtech-Canada entered into a settlement and release agreement, entitling Mr. Macdonald to six months salary (totaling approximately $112,000 Canadian), as well as miscellaneous expenses up to December 31, 2001.

3.       Alain Mallart/Easy Flying S.A.

Alain Mallart is one of our principal stockholders and, to our knowledge, is a principal stockholder of Easy Flying S.A., a company incorporated in France.

In October 2000, Easy Flying S.A., purchased 500,000 common shares from us for proceeds of $500,000. Easy Flying S.A. also purchased a Weather and NOTAMS system for $250,000, with $100,000 due upon contract signing and the remaining $150,000 due in three installments on April 1, 2001, July 1, 2001 and October 1, 2001.

In June 2001, in an effort to raise additional working capital, two shareholders of Easy Flying S.A. (including an entity controlled by Mr. Mallart) purchased from us a total of 400,000 common shares for $400,000. Concurrent with this purchase, and as a condition to raising this capital, we loaned Easy Flying S.A. a total of $200,000. The loan is repayable on December 31, 2002. As security for the repayment of the loan, Easy Flying S.A. pledged 100,000 of our common shares.

On September 28, 2001, Easy Flying S.A. filed for bankruptcy in France. At the date of filing, Easy Flying S.A. owed us the full amount of the $200,000 note receivable in addition to $120,665 relating to the sale of the Weather and NOTAMS system and related services. At October 31, 2001, for financial reporting purposes, we reserved the sum of $290,665 against the amounts owing from Easy Flying S.A. The remaining $30,000 not provided for represents the estimated net realizable value of our 100,000 common shares pledged as security.

4.       Global Weather Dynamics, Inc.

Robert Snyder is one of our principal stockholders and is a principal stockholder of Global Weather Dynamics, Inc.

Michael Ueltzen is one of our Directors and was President of Global until his resignation effective January 1, 2002. Mr. Ueltzen is also the majority shareholder, President and Chief Executive Officer of Republic Electronics Corporation, one of our principal stockholders. We have been advised by Mr. Ueltzen that The Republic Group, of which Mr. Ueltzen is the sole stockholder, President and Chief Executive Officer, received $269,316 from Global during fiscal 2001 in consideration of services rendered.

Duncan Macdonald, our Chairman of the Board and former Chief Executive Officer, acted as a consultant and advisor to Global during 1999 and 2000. Mr. Macdonald has advised us that, during fiscal 2001, he received payment from Global of $46,500 for reimbursement of expenses. Subsequent to his resignation as our Chief Executive Officer, Mr. Macdonald has been engaged as an advisor and management consultant to Global.

During the year ended October 31, 2001, a director of Global also served on our board as a designee of Mr. Snyder.

During fiscal 2001, we performed consulting services for Global and made several miscellaneous payments on their behalf. Given our knowledge of Global's financial position, we provided an allowance for doubtful accounts of $111,111 (representing one half of the balance outstanding at October 31, 2001). This balance consists primarily of outstanding consulting fees and related expenses. The remaining balance of $111,112 represents our estimate of the net realizable value of this receivable.

Global is still an active company and we continue to pursue efforts to collect the outstanding balance.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

2 Share Purchase Agreement dated February 1, 2001 among Navtech, Inc., Jose Gomide, Mario Guzzi, Daniel Vatne, Karin Vatne, James J. Rowan and Les Enterprises Ligeti Inc. (8)

3(A)   Certificate of Incorporation, as amended (9)

3(B)   By-Laws (5)

10(A) Consulting Agreement dated as of November 1, 1993 between Compuflight, Inc. and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

10(B) Promissory Note dated as of November 1, 1993 payable by Bert E. Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

10(C) Lease dated October 8, 1996 between Ferdi Investments Company Limited and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (3)

10(D)  1995 Key Employees and Advisors Stock Option Plan, as amended (2)

10(E) Retirement Agreement dated as of August 5, 1999, between Russell K. Thal and Compuflight, Inc. (4)

10(F) Promissory Note dated as of August 5, 1999 payable by Compuflight, Inc., to the order of Russell K. Thal in the principal amount of $600,000 (4)

10(G) Promissory Note dated as of August 5, 1999 payable by Compuflight, Inc., to the order of Russell K. Thal in the principal amount of $60,594 (4)

10(H) Asset Purchase Agreement and Bill of Sale dated as of October 23, 2000 between Navtech, Inc. and Navtech Applied Research Inc. (7)

10(I) Share Transfer Agreement dated as of October 23, 2000 between Navtech, Inc. and Navtech Applied Research Inc. (7)

10(J) Lease dated March 20, 2000 between Mahoney-Tancredi Company and Navtech, Inc. with respect to Monterey, California premises (7)

10(K)  1999 Stock Option Plan (6)

10(L) Subscription Agreement dated as of June 15, 2001 between Navtech, Inc. and Net Mutation S.A.

10(M) Subscription Agreement dated as of June 15, 2001 between Navtech, Inc. and Kleber Beauvillain

10(N) Promissory Note dated as of June 29, 2001 from Easy Flying S.A. to Navtech, Inc.

10(O) Pledge Agreement dated as of June 29, 2001 between Navtech, Inc. and Easy Flying S.A.

10(P) Form of Stock Option Agreement for options granted to Michael Jakobowski and Michael Ueltzen dated as of Dec 11, 2001 and to Thomas Beynon, Prashant Gupta, James McGinty, and Denis Metherell dated as of May 11, 2001

10(Q) Minutes of Settlement and Release dated as of November 29, 2001 between Navtech Systems Support Inc. and Duncan Macdonald

21     Subsidiaries

23     Consent of Deloitte & Touche LLP


----------------
(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated December 1, 1993.

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

(7) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000.

(8) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated February 1, 2001.

(9) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001.

b) Reports on Form 8-K
       We did not file any Current Reports on Form 8-K during the quarter ended October 31, 2001.

NAVTECH, INC.                                                                F-1

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the accompanying consolidated balance sheets of Navtech, Inc. and subsidiaries (the "Company") as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended October 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deloitte & Touche, LLP
Chartered Accountants
Kitchener, Ontario
January 23, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)


                                                                                 -----------------------------------
Fiscal Year Ended October 31,                                                                2000          2001
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                     $   5,803,962    $   6,341,299
   Software license fees                                                                1,204,162                -
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                        7,008,124        6,341,299
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                     3,857,677        3,914,408
   Cost of software license fees                                                           62,186                -
   Research and development                                                               269,132          420,378
   Selling and marketing                                                                  564,820        1,215,522
   General and administrative                                                           1,661,946        1,752,921
   Provision for (recovery of) bad debt - related parties (Note 7)                       (904,102)         401,778
   Amortization of goodwill                                                                11,200           45,587
   Goodwill impairment charge (Note 4)                                                          -          424,177
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                             5,522,859        8,174,711
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                           1,485,265       (1,833,412)
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense                                                                      (251,266)        (152,756)
   Interest revenue                                                                        64,042              692
--------------------------------------------------------------------------------------------------------------------
                                                                                         (187,224)        (152,064)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                       1,298,041       (1,985,476)
Provision for (recovery of) income taxes (Note 15)                                        193,787         (137,570)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                 $   1,104,254    $  (1,847,906)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share (Note 14)
   Basic                                                                            $         0.43   $        (0.47)
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          $         0.35   $        (0.47)
--------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In US Dollars)


                                                                                  ---------------- -----------------
October 31,                                                                                2000              2001
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current Assets
   Cash                                                                              $    371,639     $     22,011
   Accounts receivable (net of allowance for bad debts
     of $144,025; 2000 - $122,370)                                                        858,626          687,952
   Accounts receivable - related parties (net of allowance for bad debts of
       $231,778; 2000 - nil) (Note 7)                                                      45,710          111,111
   Investment tax credits receivable (Note 5)                                             100,238           22,186
   Prepaid expenses and other                                                              79,681           63,972
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,455,894          907,232
Capital Assets (Note 6)                                                                   663,802          574,384
Notes Receivable from related parties (net of allowance for bad debts of
$170,000; 2000
      - Nil) (Note 7)                                                                      36,809           30,000
Goodwill (net of accumulated amortization of $66,949; 2000 - $21,362) (Note 4)            109,638           98,439
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  1,610,055
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                          $    732,488     $  1,227,956
   Note payable - factoring                                                                     -          165,519
   Income taxes payable                                                                   184,209           34,886
   Due to related parties - current portion (Note 8)                                      133,971          129,748
   Long-term debt - current portion (Note 9)                                              173,626          149,115
   Obligations under capital lease - current portion (Note 9)                               2,525            2,865
   Deferred lease inducements - current portion (Note 10)                                  14,196           13,776
   Deferred revenue                                                                             -           83,744
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,241,015        1,807,609
Due To Related Parties (Note 8)                                                           310,790          179,631
Long-Term Debt (Note 9)                                                                   175,578           30,198
Obligations Under Capital Lease (Note 9)                                                    5,801            2,755
Deferred Lease Inducements (Note 10)                                                       70,980           55,104
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,804,164        2,075,297
--------------------------------------------------------------------------------- ---------------- -----------------
Continuing Operations (Note 3)
Commitments And Contingencies (Note 16)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital (Note 11)                                                                     3,917            4,835
Authorized - 20,000,000, Par Value $0.001, Issued - 4,834,906 (2000 - 3,917,523)
Treasury stock (Note 11)                                                                 (942,686)        (950,131)
Additional paid-in capital                                                              3,133,472        4,057,984
Accumulated other comprehensive income                                                     45,766           48,466
Accumulated deficit                                                                    (1,778,490)      (3,626,396)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          461,979         (465,242)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,266,143     $  1,610,055
--------------------------------------------------------------------------------- ---------------- -----------------

See Notes to the Consolidated Financial Statements

NAVTECH, INC.                                                               F-4


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In US Dollars)



                                                              Accumulated                             Total
                                  Share   Capital Additional     Other                             Stockholders'     Total
                                --------- -------  Paid-In   Comprehensive Treasury   Accumulated    Equity/      Comprehensive
                                 Shares   Amount   Capital   Income (Loss)   Stock      Deficit    (Deficiency)   Income (Loss)
------------------------------ ---------- ------  ---------- ------------- ---------- ------------ ------------   -------------

Balances, October 31, 1999      2,001,980 $2,002  $1,680,445   $51,175     $       -  $(2,882,744) $(1,149,122)
Issuance of shares              1,353,543  1,353   1,244,825                                         1,246,178
Stock options exercised           370,000    370     132,593                                           132,963
Issuance of shares on Navtech
  B exchange                      192,000    192     236,697                                           236,889
Treasury shares                                     (161,088)               (942,686)               (1,103,774)
Translation adjustments                                         (5,409)                                 (5,409)   $    (5,409)
Net earnings                                                                            1,104,254    1,104,254      1,104,254
------------------------------ ---------- ------  ----------   --------    ---------- ------------ ------------   -----------
Balances, October 31, 2000      3,917,523 $3,917  $3,133,472   $45,766     $(942,686) $(1,778,490) $   461,979    $ 1,098,845
------------------------------ ---------- ------  ----------   --------    ---------- ------------ ------------   ------------
Issuance of shares (Note 11)      759,883    760     811,594                                           812,354
Stock options exercised           157,500    158      63,827                                            63,985
Issuance of warrants upon
  Acquisition of Airware
  Solutions Inc. (Note 4)                             49,091                                            49,091
Treasury shares (Note 11)                                                     (7,445)                   (7,445)
Translation adjustments                                          2,700                                   2,700    $     2,700
Net loss                                                                               (1,847,906)  (1,847,906)    (1,847,906)
------------------------------ ---------- ------  ----------   --------    ---------- ------------ ------------   ------------
Balances, October 31, 2001      4,834,906 $4,835  $4,057,984   $48,466     $(950,131) $(3,626,396) $  (465,242)   $(1,845,206)
------------------------------ ---------- ------  ----------   --------    ---------- ------------ ------------   ------------

See Notes to the Consolidated Financial Statements

NAVTECH, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

                                                                                  ---------------- -----------------
Fiscal Year Ending October 31,                                                           2000              2001
--------------------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings (loss)                                                                  $  1,104,254  $    (1,847,906)
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Depreciation                                                                           112,680          177,780
   Amortization of goodwill                                                                11,200           45,587
   Goodwill impairment charge                                                                   -          424,117
   Provision for uncollectible accounts                                                   (61,976)          23,650
   Provision for (recovery of) bad debt - related parties                                (904,102)         401,778
   Loss on sale of assets                                                                   1,218            1,079
   Deferred lease inducements                                                             (14,741)         (14,065)
Changes in operating assets and liabilities, net of the effect of acquisition:
   Accounts receivable                                                                    (18,105)        (134,182)
   Prepaid expenses and other                                                             (58,640)          30,590
   Investment tax credits receivable                                                      212,841          152,796
   Accounts payable, accrued liabilities and other liabilities                           (709,079)         402,060
   Deferred revenue                                                                      (325,694)          85,498
   Income taxes payable                                                                   193,787         (146,885)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (456,177)        (398,103)
--------------------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Acquisition of Airware Solutions Inc., net of cash acquired of $1,874                           -          (49,864)
Note receivable advanced to related party                                                       -         (200,000)
Proceeds on sale of capital assets                                                            500            3,985
Advances to former parent company, net                                                    (68,858)          37,164
Purchase of capital assets                                                               (307,500)         (75,441)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (375,858)        (284,156)
--------------------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Redemption of shares                                                                            -           (7,445)
Advances from factored receivables                                                              -          168,985
Proceeds from (repayment of) bank loan                                                     53,733          (83,840)
Repayment of loans                                                                        (94,800)        (117,099)
Repayment of notes to related parties                                                    (247,285)        (231,579)
Proceeds of loans                                                                         227,720                -
Issuance of common shares                                                               1,267,939          613,984
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,207,307          343,006
--------------------------------------------------------------------------------- ---------------- -----------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                   (8,137)         (10,375)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                             367,135         (349,628)
Cash, beginning of year                                                                     4,504          371,639
--------------------------------------------------------------------------------- ---------------- -----------------
Cash, end of year                                                                    $    371,639  $        22,011
--------------------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                            $    231,500  $       114,270
   Cash paid during the year for income taxes                                        $          -  $             -
--------------------------------------------------------------------------------- ---------------- -----------------
See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


1.   DESCRIPTION OF THE BUSINESS

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

The Company develops, markets and supports flight operations management systems for the commercial aviation industry. The Company's systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.


2.   SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All significant intercompany accounts and transactions have been eliminated upon consolidation. Navtech-US acquired all of the issued and outstanding shares of common and preferred stock of Airware on February 1, 2001. See Note 4.

Foreign currency translation

a)   Translation of foreign subsidiaries' accounts

Assets and liabilities of the Company's foreign subsidiaries are translated from their local currencies to US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenditures are translated at the average rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders' equity.

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

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

  Purchased computer software   20 - 40%    Declining balance and straight line
  Computer equipment            20 - 30%    Declining balance and straight line
  Furniture and fixtures             20%    Declining balance and straight line
  Office furniture under
       capital lease                 20%    Declining balance
  Office equipment                   20%    Declining balance and straight line
  Leasehold improvements     Term of lease  Straight line

Goodwill

Goodwill is recorded at cost. Amortization is computed on the straight-line method over ten years. See Asset impairment and Recently issued accounting pronouncements.


Asset impairment

The Company reviews the carrying value of intangible and other long-lived assets at least annually for evidence of impairment. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. See Note 4.

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

Research and development costs

The Company incurs costs related to research and development of its software. To date, the Company has not capitalized any development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). The Company has defined the attainment of technological feasibility as completion of a working model. The costs incurred between the time of establishment of a working model and the time when the products are marketed are insignificant. Consequently, costs that are eligible for capitalization are expensed in the period incurred.

Investment tax credits

Investment tax credits are recorded as a reduction of income tax expense.

Revenue recognition

The Company records revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenues upon delivery if no significant obligations remain deliverable to the customer; the sales contract fee is fixed or determinable; amounts are due within one year and collection is probable; and when customer acceptance has occurred. Customer payments received in connection with licenset sales are recorded as deferred revenue until such time as all of the above criteria are met.. Third-party costs incurred by the Company which are directly related to license sales are deferred until such time as the related revenues are recognized.

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

Recently issued accounting pronouncements


The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("FAS 133") in June 1998. FAS 133 requires an entity to recognize all derivatives and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FAS 133. Based on the revised effective date, the Company adopted FAS 133, as amended, on November 1, 2000. The adoption of FAS 133, as amended, had no material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1999 or January 12, 2000. The Company has determined that the application of FIN 44 had no material impact on its financial position or results of operations in this fiscal year.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" ("FAS 140"). FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The accounting standards of FAS 140 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has determined that the adoption of FAS 140 had no material impact on its financial position or results of operations in this fiscal year.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require the intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. It may elect to adopt the provisions of FAS 142 effective November 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. The Company has not yet assessed the impact the new standards will have on future financial statements. During the year ended October 31, 2001, the amortization expense associated with goodwill was $45,587. The balance of goodwill at October 31, 2001 was $98,439.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for the Company's fiscal year beginning on November 1, 2002. The Company has not yet determined the effect FAS 144 will have on its financial statements.


3.   CONTINUING OPERATIONS

The Company has incurred significant losses in the fiscal year ended October 31, 2001 and has an accumulated deficit of $3.6 million. Cash at October 31, 2001 is approximately $22,000. Cash used in operations in 2001 was approximately $398,000. During this period, the Company incurred significant costs related to the expansion of its global sales and marketing effort, the acquisition of Airware Solutions Inc. and the development of new products. Current cash balances are insufficient to fund operations in 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty.

The Company has developed a plan to address these liquidity issues. Such plan includes raising capital and restructuring operations in the attempt to reduce certain costs. The actions taken by the Company thus far are as follows:

Reduction in workforce

During the third and fourth quarters of the 2001 fiscal year, the Company reduced its global workforce by approximately 30% and temporarily reduced the salary of remaining employees by 3 - 5%.

Rationalization of expenses

The Company has focused its sales and marketing efforts in 2002 and has targeted its research and development efforts on those projects with a tangible return in 2002. In addition, the Company has negotiated a new contract with its largest communications supplier and plans to achieve further expense reductions in the first and second quarters of 2002.

Closure of facilities

During the third and fourth quarter of the 2001 fiscal year, the Company closed its sales office in Denver, Colorado and initiated the closure of its development facility in Ottawa, Ontario. The Company has also reduced the occupied space of its Monterey, California and Waterloo, Canada offices.

Financing

The Company has the ability to factor up to $350,000 Canadian ($222,000 USD) of its accounts receivable at a rate of 0.1% per day and a minimum of 1.6%. This facility is subject to certain covenants and at October 31, 2001 the Company was in compliance with these covenants. At October 31, 2001, the Company had factored approximately $261,000 Canadian ($166,000 USD).

Management believes that the Company's restructuring activities will enable the Company to meet its financial obligations through 2002. Failure to sufficiently reduce certain operating costs and to meet expected sales targets in 2002 would have a material adverse effect on the Company's ability to continue as a going concern.

4.   ACQUISITIONS

On February 1, 2001, the Company acquired all of the issued and outstanding shares of common and preferred stock of Airware. Airware develops scheduling systems for the global airline industry. The consideration the Company paid to the common stockholders of Airware consisted of an aggregate of 133,560 common shares valued at $1.25 per share, the closing price of the Company's common stock on February 1, 2001, and 56,000 warrants to acquire 56,000 common shares at an exercise price of $1.25 per share which expire Jaunary 31, 2002. The warrants were valued at $49,091 as determined by their estimated fair value as of February 1, 2001 using the Black-Scholes option pricing model using the following assumptions:

Assumption
--------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock           204%
Dividend yield                                                                0%
Risk-free rate                                                                6%
Weighted average expected life of warrants (years)                         1.00
--------------------------------------------------------------------------------

The Company paid the preferred shareholders of Airware a cash payment of $50,000 Canadian (approximately $33,500 US). Concurrently with the closing of the acquisition, the Company settled certain obligations of Airware by issuing an aggregate of 76,323 common shares and making cash payments totaling $112,000 Canadian (approximately $75,000 US). The acquisition was accounted for using the purchase method as follows:

-------------------------------------------- -------------
Purchase price including acquisition costs      $466,514
-------------------------------------------- -------------

Purchase price allocation:
         Tangible net assets acquired           $  8,009
         Goodwill                                458,505
-------------------------------------------- -------------
                                                $466,514
-------------------------------------------- -------------

The following table presents unaudited pro forma revenue, net earnings (loss) and net earnings (loss) per share as if the Company had acquired Airware effective November 1, 2000 and November 1, 1999:

                                           ------------------------------------
Fiscal Year Ended October 31,                      2000               2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Total revenue                              $   7,139,952     $   6,370,246
   Net earnings (loss)                              988,734        (1,741,114)
   Net earnings (loss) per share, basic       $        0.36     $       (0.44)
   Net earnings (loss) per share, diluted     $        0.30     $       (0.44)
-------------------------------------------------------------------------------

The preceding unaudited pro forma amounts do not purport to be indicative of what actual revenues and results of operations might have been if the acquisition had occurred at the beginning of each of the periods presented above or revenues and results of operations which may occur in future periods.

In the fourth quarter of 2001, the Company decided to write-off the remaining unamortized goodwill balance of $424,117 resulting from the Airware acquisition. The decision to recognize an impairment loss was made in light of market conditions present in the airline industry following the events of September 11, 2001; the inability of the Company to generate significant revenues associated with Airware's product offering during the year ended October 31, 2001; Airware's operating loss in the nine months following the acquisition; and projected negative cash flows associated with the Airware assets over the two year period ending October 31, 2003. The Company determined the amount of the impairment charge based on discounted net cash flows.

5.   INVESTMENT TAX CREDITS RECEIVABLE

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

Claims 1992 - 1995

All of Navtech-Canada's claims for the fiscal years ended October 31, 1992 through October 31, 1995 were subjected to both financial and technical audits by the Canada Customs and Revenue Agency ("CCRA"), the Canadian taxing authority. Based on its technical audit, the CCRA disallowed certain expenses related to projects deemed non-qualifying, and accordingly, reduced the final assessed claim. Further, the CCRA has rejected Navtech-Canada's Notices of Objections to these assessments. Navtech-Canada is currently in discussions with the District Chief of Appeals concerning their assessments, and should the results of those discussions be unsatisfactory, it would need to appeal the assessments to the Tax Court of Canada. The amounts in dispute (translated into US dollars at the appropriate spot rate) are as follows:

                                                          Year ended
                                                         October 31,
                             -------------------- -------------------
                                            2000                2001
---------------------------- -------------------- -------------------
Taxation year ended:
   March 31, 1992               $        25,776      $        25,776
   March 31, 1993                        97,288               97,288
   March 31, 1994                        39,507               39,507
   October 31, 1995                      76,096               76,096
---------------------------- -------------------- -------------------
                                        238,667              238,667
Less: Allowance                         238,667              238,667
---------------------------- -------------------- -------------------
                                $             -      $             -
---------------------------- -------------------- -------------------

At this time, the Company cannot reasonably determine the likelihood of success in either its discussions with the District Chief of Appeals or, if required, in appealing the reductions resulting from the technical audits and has therefore continued to provide an allowance against its ITC receivable.

Claims 2000

During fiscal 2000, Navtech-Canada applied for ITCs of approximately $119,000. These investment tax credits have been used to reduce income taxes payable, and accordingly, are not reflected in receivables.

Investment Tax Credits Receivable

Investment tax credits receivable (translated into US dollars at the appropriate spot rate) consist of the following amounts:

                                                                                    Year ended
                                                                                   October 31,
                                                       -------------------- -------------------
                                                                      2000                2001
------------------------------------------------------ -------------------- -------------------
Taxation year ended:
   March 31, 1992 through October 31, 1995 (disputed)     $       238,667   $          238,667
   October 31, 1998 (assessed)                                     50,613                    -
   October 31, 1999 (assessed)                                     49,625                    -
   January 31, 2001 (unassessed)                                        -               22,186
------------------------------------------------------ -------------------- -------------------
                                                                  338,905              260,853
Less: Allowance                                                   238,667              238,667
------------------------------------------------------ -------------------- -------------------
                                                          $       100,238   $           22,186
------------------------------------------------------ -------------------- -------------------


6.   CAPITAL ASSETS

                                                                    October 31,
                                            -------------------- ---------------
                                                  2000                2001
---------------------------------------------------------------- ---------------
Cost
   Purchased computer software               $       597,905   $    601,914
   Computer equipment                                564,529        640,894
   Furniture and fixtures                             90,533        106,204
   Office furniture under capital lease                8,709          8,451
   Office equipment                                  155,307        161,872
   Leasehold improvements                            203,856        198,203
-------------------------------------------- ----------------- -------------
                                                   1,620,839      1,717,538
-------------------------------------------- ----------------- -------------
Accumulated depreciation
   Purchased computer software                       420,086        460,149
   Computer equipment                                372,034        459,462
   Furniture and fixtures                             44,193         54,397
   Office furniture under capital lease                  291          1,916
   Office equipment                                   62,822         85,897
   Leasehold improvements                             57,611         81,333
-------------------------------------------- ----------------- -------------
                                                     957,037      1,143,154
-------------------------------------------- ----------------- -------------
                                             $       663,802   $    574,384
-------------------------------------------- ----------------- -------------

7.   DUE FROM RELATED PARTIES


October 31, 2001

On June 20, 2001, as a condition to a subscription agreement with third parties, the Company loaned $200,000 to Easy Flying S.A., a Navtech shareholder incorporated in France and owned in part by two Navtech shareholders, and received a promissory note in the amount of $200,000. Easy Flying S.A. subsequently filed for bankruptcy in France on September 28, 2001. Payment of the promissory note is secured by the pledge of 100,000 common shares of the Company. At October 31, 2001, these shares had an estimated net realizable value of $30,000.

Subsequent to the Easy Flying S.A. bankruptcy, the Company provided for an allowance of $170,000 of the $200,000 note plus an additional $120,665 in other trade amounts receivable from Easy Flying.

During fiscal 2001, the Company performed consulting services for Global Weather Dynamics, Inc., a company affiliated with Robert Snyder, a principal Navtech shareholder. Given the Company's knowledge of Global Weather Dynamics' financial position and the current market conditions, the Company has provided for, as a doubtful account, one half of the full balance outstanding at October 31, 2001 amounting to $111,111. The remaining balance of $111,112 represents the estimated net realizable value of this receivable. The balance consists of outstanding fees for consulting services and related expenses.

October 31, 2000

Navtech Applied Research Inc. ("NARI") is the former parent company of the Company and is owned by a shareholder and employee of the Company, Dorothy English. On October 23, 2000, total amounts due from NARI to both the Company and Navtech-Canada amounted to $1,288,724. Further, Navtech-Canada had taken allowances in prior periods totaling $928,412. Effective October 23, 2000, the Company entered into a series of transactions to reduce the receivable from NARI to both the Company and Navtech-Canada as follows:

o Software assets with an estimated fair value of $147,651 for tax purposes were transferred to the Company in return for a reduction of debt. The Company believes that the estimated fair value for tax purposes is equivalent to the software's fair market value at October 23, 2000, the date of the valuation.

o NARI returned 502,766 shares of the common stock of the Company to the Company's treasury in return for a further reduction of debt (see Note 11).

o NARI signed two promissory notes in the cumulative amount of $56,400 Canadian ($36,809 as at October 31, 2000), which were paid to the Company on January 15, 2001 from the proceeds NARI received from the sale of its remaining 150,000 shares of the common stock of the Company.

o As part of the asset transfer and transfer of stock into treasury, the Company reduced its allowance by $904,102.

There will be no further amounts due from NARI.

8.   DUE TO RELATED PARTIES

Due to related parties as of October 31, 2000 and 2001 is as follows:

                                                                                                         October 31,
                                                                              -------------------- -------------------
                                                                                        2000                2001
----------------------------------------------------------------------------- -------------------- -------------------
----------------------------------------------------------------------------- -------------------- -------------------
Note payable # 1,  interest at 5%,  payable in monthly  payments                 $        26,747   $                -
     of principal and interest of $5,950 Canadian ($3,770 USD) through May 2001, due to a trust related to a shareholder of the Company, Mark Lee

Note payable # 2, interest at 18%, payable in blended weekly payments of $900
     Canadian ($570 USD) through March 2005, due to a company related to a former officer and director
     of the Company, Denis Metherell                                                      56,986               46,235

Note payable # 3, non-interest bearing note with an original face value of
     $600,000 payable in 96 semi-monthly payments through November 2003, due to a shareholder and former chairman of the Company, Russell K. Thal. The note has been recorded at its net present value using a discount
     rate of 7.5%.                                                                       361,028              263,144

----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         444,761              309,379
Less: Current portion                                                                    133,971              129,748
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                                $       310,790   $          179,631
----------------------------------------------------------------------------- -------------------- -------------------

Maturities of related party debt as of October 31, 2001 are as follow:

----------------------------------------------------------------------------- -------------------- -------------------
2002                                                                                                  $       129,748
2003                                                                                                          151,807
2004                                                                                                           21,819
2005                                                                                                            6,005
2006 and thereafter                                                                                                 -
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      $       309,379
----------------------------------------------------------------------------- -------------------- -------------------

9.       LONG-TERM DEBT


Long-term debt as of October 31, 2000 and 2001 is as follows:

                                                                                                          October 31,
                                                                              -------------------- -------------------
                                                                                             2000                2001
----------------------------------------------------------------------------- -------------------- -------------------
Small  business  bank loan  payable # 1,  interest at the bank's                 $        23,414   $                -
     prime  rate  plus  1.75%,   payable  in  monthly  principal
     payments  of $5,123  Canadian  ($3,246  USD) plus  interest based on a 48 month amortization period.

Small business bank loan payable # 2, interest at the bank's prime rate (4.00%
     at October 31, 2001) plus 3.00%, payable in monthly principal payments of
     $4,250 Canadian ($2,693 USD) plus interest based on a 36 month amortization period. This loan is secured against all capital assets
     of Navtech-Canada except real property.                                              91,577               56,552

Term loan # 1,  interest at 9.18%,  payable in monthly  payments
     of principal and interest of $7,295 through November 2000.                            7,295                    -

Term loan # 2, interest at 10.5%, payable in monthly payments of principal and interest of $10,190 through September 2002. This loan is secured against a current customer
     contract.                                                                           211,188              106,358

Equipment  note,  payable in monthly  payments of principal  and
     interest  of  $598  through  August  2003.   This  note  is
     secured against a telephone system in Monterey, California.                          15,730               11,334

Term  loan #3, no  interest,  payable  in  monthly  payments  of
     $1,000 Canadian ($634 USD) through June 2002.                                             -                5,069
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         349,204              179,313
Less: Current portion                                                                    173,626              149,115
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                                $       175,578   $           30,198
----------------------------------------------------------------------------- -------------------- -------------------


Maturities of long-term debt as of October 31, 2001 are as follow:

----------------------------------------------------------------------------- -------------------- -------------------
2002                                                                                                  $       149,115
2003                                                                                                           30,198
2004 and thereafter                                                                                                 -
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      $       179,313
----------------------------------------------------------------------------- -------------------- -------------------

The Company is committed under capital leases for telephone and office equipment with terms expiring at various dates through 2003. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follow:


Minimum lease payments for year ended October 31,
   2002                                                       $         3,564
   2003                                                                 2,970
---------------------------------------------------------- --------------------
---------------------------------------------------------- --------------------
                                                                        6,534
Less: Amounts representing interest                                       900
---------------------------------------------------------- --------------------
---------------------------------------------------------- --------------------
Balance of obligation                                                   5,634
Less: Current portion                                                   2,865
---------------------------------------------------------- --------------------
---------------------------------------------------------- --------------------
Long-term portion                                             $         2,769
---------------------------------------------------------- --------------------

10.      DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 2000 and 2001 are as follow:

                                                                 October 31,
                                     -------------------- -------------------
                                                    2000                2001
------------------------------------ -------------------- -------------------
Deferred lease inducements              $       141,964   $          137,762
Less: Accumulated amortization                   56,788               68,882
------------------------------------ -------------------- -------------------
                                                 85,176               68,880
Less: Current portion                            14,196               13,776
------------------------------------ -------------------- -------------------
                                        $        70,980   $           55,105
------------------------------------ -------------------- -------------------

11.  SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 common shares, par value $0.001, and 2,000,000 preferred shares, par value $0.10. At October 31, 2001, there were 4,834,906 common shares issued and fully paid (2000
- 3,917,523) and no preferred shares issued.

Year ended October 31, 2001

On February 1, 2001, the Company issued 133,560 common shares valued at $166,950 to the shareholders of Airware in conjunction with the acquisition.

On February 1, 2001, the Company issued 76,323 common shares valued at $95,404 in settlement of an obligation of Airware in conjunction with the acquisition.

On March 2, 2001, the Company issued an aggregate of 100,000 common shares in a private offering to three individuals at a price of $1.00 per share for total proceeds of $100,000.

On April 30, 2001, the Company issued 50,000 common shares in a private offering at a price of $1.00 per share for proceeds of $50,000.

On June 15, 2001, the Company issued an aggregate of 400,000 common shares in a private offering to two individuals at a price of $1.00 per share for total proceeds of $400,000. (See Note 7)

During the year, the Company issued 67,500 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $18,985.

During the year, the Company issued 90,000 common shares upon the exercise of options under the 1995 Key Employees and Advisors Stock Option Plan for total proceeds of $45,000.

Treasury Stock

During the year, the Company completed an odd lot program to repurchase common shares from shareholders holding less than a complete lot of common shares. 4,963 common shares were repurchased at a price of $1.50 per common share for a total of $7,445.

Year ended October 31, 2000

On January 12, 2000, the Company issued 25,000 common shares in settlement of an account payable in the amount of $9,375.

On March 16, 2000, the Company issued 150,000 common shares upon the exercise of options for proceeds of $93,750.

On March 31, 2000, the Company issued 500,000 common shares in a private offering at a price of $1.00 per share for total proceeds of $500,000. In conjunction with this offering, the Company also issued warrants for the purchase of 125,000 common shares at an exercise price of $1.875 per share which expire March 31, 2005.

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

On October 30, 2000, the Company issued 500,000 common shares in a private offering at a price of $1.00 per share for total proceeds of $500,000.

On October 31, 2000, the Company issued 296,543 common shares upon the conversion of a convertible debt.

Treasury Stock

On October 23, 2000, Navtech Applied Research Inc. surrendered 502,766 common shares of the Company to the Company with a fair value of $942,686 in return for a reduction in the debt owed to the Company in the same amount.

12.      STOCK OPTION PLANS

In 1995, the Company adopted the 1995 Key Employees and Advisors Stock Option Plan (the "1995 Plan"), which provides for the granting of nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock to key employees and advisors of the Company. Under the terms of the 1995 Plan, the options, which expire no later that ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant. At October 31, 2001, no further options were exercisable or were eligible to be granted.

Further, in 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"), as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company's common stock to directors, employees, consultants and advisors of the Company. On March 29, 2001, the shareholders approved an amendment to the 1999 Stock Option Plan to increase the maximum options to be granted to 3,000,000. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plans is set forth below:

                                  -------------------- --------------------
                                            Number of     Weighted Average
                                               Shares       Exercise Price
--------------------------------- -------------------- --------------------
Balance at October 31, 1999                  726,376                  0.66
     Granted                               1,276,015                  0.57
     Canceled and expired                   (455,376)                 0.69
     Exercised                              (370,000)                 0.61
--------------------------------- -------------------- --------------------
Balance at October 31, 2000                1,177,015        $         0.56
     Granted                                 207,000                  0.90
     Canceled and expired                   (161,500)                 0.86
     Exercised                              (157,500)                 0.41
--------------------------------- -------------------- --------------------
Balance at October 31, 2001                1,065,015        $         0.62
--------------------------------- -------------------- --------------------
Exercisable at October 31, 1999              726,376
Exercisable at October 31, 2000              420,265
Exercisable at October 31, 2001              909,015
--------------------------------- -------------------- --------------------

The following table summarizes information concerning outstanding options at October 31, 2001:

                          ------------------ -----------------  ----------------- ------------------ -----------------
                                             Weighted Average
                          Number of Options    Remaining        Weighted Average  Number of Options  Weighted Average
Range of Exercise Prices     Outstanding     Contractual Life    Exercise Price       Exercisable    Exercise Price
------------------------- ------------------ -----------------  ----------------- ------------------ -----------------
$0.28125                           432,500     3.24 years           $      0.28           432,500        $      0.28
$0.375 - $0.75                     415,515     6.67 years           $      0.64           317,515        $      0.61
$0.90 - $1.1875                    192,000     5.68 years           $      1.13           159,000        $      1.17
$1.46875                            25,000     4.25 years           $      1.47                 -        $      1.47
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
                                 1,065,015     5.04 years           $      0.60           909,015        $      0.55
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------

13.  STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
Assumption                                                                                  2000              2001
--------------------------------------------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock                            212%              204%
Dividend yield                                                                                 0%                0%
Risk-free rate                                                                                 6%                3%
Weighted average expected life of stock options (years)                                     3.00              2.00
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

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2000              2001
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)
   As per reported                                                                 $   1,104,254     $  (1,847,906)
   Pro forma                                                                       $     775,185     $  (2,006,803)
Earnings (loss) per share, basic
   As per reported                                                                 $       0.43      $      (0.47)
   Pro forma                                                                       $       0.30      $      (0.51)
Earnings (loss) per share, diluted
   As per reported                                                                 $       0.35      $      (0.47)
   Pro forma                                                                       $       0.25      $      (0.51)
--------------------------------------------------------------------------------------------------------------------

The weighted average grant date fair value for stock options granted during the fiscal year ended October 31, 2001 was $0.77.

14.  EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2000              2001
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                                         $   1,104,254     $  (1,847,906)
--------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings (loss) per share - weighted average
     number of common shares outstanding (B)                                           2,552,628         3,925,265
   Effect of dilutive securities:
     Employee stock options                                                              582,178                 -
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share - adjusted weighted
     average number of common shares outstanding  (C)                                  3,134,806         3,925,265
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic (A)/(B)                                          $        0.43     $       (0.47)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                                        $        0.35     $       (0.47)
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.


15.  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2000              2001
--------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                                   $           -     $           -
   Canada                                                                                193,787          (137,570)
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                         193,787          (137,570)
--------------------------------------------------------------------------------------------------------------------
Deferred:
   United States                                                                               -                 -
   Canada                                                                                      -                 -
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                               -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                   $     193,787     $    (137,570)
--------------------------------------------------------------------------------------------------------------------

The components of the net deferred tax asset (liability) are as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2000              2001
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Net operating losses carried forward                                            $     530,000     $     819,000
   Deferred salaries and other compensation                                              258,000           109,000
   Allowance for doubtful accounts                                                        32,000           161,000
--------------------------------------------------------------------------------------------------------------------
                                                                                         820,000         1,089,000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities
   Investment tax credits                                                                  2,000                 -
   Depreciation                                                                           93,000            92,000
--------------------------------------------------------------------------------------------------------------------
                                                                                          95,000            92,000
--------------------------------------------------------------------------------------------------------------------
   Net deferred tax asset                                                                725,000           997,000
   Valuation allowance                                                                  (725,000)         (997,000)
--------------------------------------------------------------------------------------------------------------------
Deferred tax asset, net of valuation allowance                                     $           -     $           -
--------------------------------------------------------------------------------------------------------------------

The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2000              2001
--------------------------------------------------------------------------------------------------------------------
Combined basic statutory rate                                                                 40%               40%
--------------------------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes based on the basic statutory rate         $     519,000     $    (669,000)
Increase (decrease) in income taxes resulting from the following:
   Effects of differing statutory rates in other countries                                53,000           (20,000)
   Non-deductible expenses, including amortization and impairment of goodwill             13,000           188,000
   Non-recognition of tax credits and losses available for carry-forward                  69,797           363,430
   Investment tax credits applied to reduce taxes payable                               (115,000)                -
   Reversal of related party debt allowance not previously deducted for tax             (346,000)                -
--------------------------------------------------------------------------------------------------------------------
                                                                                   $     193,797     $    (137,570)
--------------------------------------------------------------------------------------------------------------------

The Company and its subsidiaries have combined income tax loss carryforwards of approximately $2,124,000 which expire as follow:

Expiry Year                                 Canada         United States       United Kingdom         Total
------------------------------ -------------------- --------------------- -------------------- ---------------------
2002                                             -                $6,000                    -                $6,000
2005                           $            54,000                     -                    -                54,000
2008                                       386,000               162,000                    -               548,000
2009                                             -                62,000                    -                62,000
2012                                             -               381,000                    -               381,000
2018                                             -               318,000                    -               318,000
2019                                             -               228,000                    -               228,000
2020                                             -               118,000                    -               118,000
2021                                             -               136,000                                    136,000
Indefinite                                       -                     -              273,000               273,000
------------------------------ -------------------- --------------------- -------------------- ---------------------
                               $           440,000  $          1,411,000  $           273,000  $          2,124,000
------------------------------ -------------------- --------------------- -------------------- ---------------------

No recognition has been given to the potential benefit of this item when preparing these financial statements.

16.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancellable operating leases for business premises and computer equipment with terms expiring at various dates through 2006. The Company also leases certain computer equipment from a company controlled by the spouse of a former officer and director of the Company pursuant to an agreement which expires in fiscal 2004. The future minimum amounts payable under the lease agreements are as follows:

-----------------------------------------------------------------------
2002                                                   $       276,068
2003                                                           234,907
2004                                                           157,840
2005                                                           135,511
2006 and thereafter                                            131,869
-----------------------------------------------------------------------
                                                       $       936,195
-----------------------------------------------------------------------

Rent expense for the fiscal years ended October 31, 2001 and 2000 was $292,000 and $233,000, respectively.

Contingencies

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been purchased. The Company has not been served with a summons and complaint. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. No amount has been disclosed for the contingency disclosed.

The Company is subject to various other legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.


17.  FINANCIAL INSTRUMENTS

Financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities.

Fair value of financial instruments

At October 31, 2000 and 2001, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and bank indebtedness was equal to the book value given the short-term maturity of the items.

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company's operating results. The Company is exposed to foreign exchange risk in that approximately 85% of the Company's sales contracts are denominated in the currency (US dollar) while approximately 70% of the Company's expenditures are denominated in currencies other than the currency. The Company is exposed to foreign exchange risk with respect to net financial liabilities totaling
$394,673, which are denominated in currencies other than the functional currency.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with reputable financial institutions. Accounts receivable credit risk is mitigated by the Company's large customer base, as well as the use of export receivable insurance by Navtech-Canada, the source of a substantial amount of the Company's revenue billings.


18.  SEGMENTED INFORMATION

The Company operates in three geographic segments which are set out below:

Year ended October 31, 2001     United States        Canada         Europe and      Inter-segment     Consolidated
                                                                       Other         adjustments
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Revenue                          $   2,076,451      $ 3,792,108      $   951,911      $  (479,171)     $ 6,341,299
Costs and expenses (other
     than depreciation
     and amortization)               2,208,326        4,731,510        1,055,917         (468,526)       7,527,227
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
                                      (131,875)        (939,402)        (104,006)         (10,645)      (1,185,928)
Depreciation                           155,661          100,886           13,233          (92,000)         177,780
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Segment loss                          (287,536)      (1,040,288)        (117,239)          81,355       (1,363,708)
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Amortization of goodwill                                                                                    45,857
Goodwill impairment charge                                                                                 424,177
                                                                                                    ------------------
Loss from operations                                                                                    (1,833,412)
Interest expense                                                                                          (152,756)
Interest revenue                                                                                               692
                                                                                                    ------------------
Net loss before taxes                                                                                   (1,985,476)
Income taxes                                                                                              (137,570)
Net loss                                                                                               $(1,847,906)
============================== ================= ================ ================ ================ ==================
Total assets                     $   2,143,107      $ 1,568,922      $   260,917      $(2,362,891)     $ 1,610,055
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Capital expenditures             $       4,137      $    58,010      $    13,294      $         -      $    75,441
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------


Year ended October 31, 2000     United States        Canada         Europe and      Inter-segment     Consolidated
                                                                       Other         adjustments
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Revenue                          $   1,994,850      $ 4,296,863      $   716,411      $         -      $ 7,008,124
Costs and expenses (other
     than depreciation
     and amortization)               1,705,144        2,966,974          726,681                -        5,398,799
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
                                       289,706        1,329,889          (10,270)               -        1,609,325
Depreciation                            29,529           71,901           11,430                -          112,860
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Segment income (loss)                  260,177        1,257,988          (21,700)               -        1,496,465
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Amortization of goodwill                                                                                    11,200
                                                                                                    ------------------
Income from operations                                                                                   1,485,265
Interest expense                                                                                          (251,266)
Interest revenue                                                                                             64042
                                                                                                    ------------------
Net earnings before taxes                                                                                1,298,041
Income taxes                                                                                               193,787
Net earnings                                                                                           $ 1,104,254
============================== ================= ================ ================ ================ ==================
Total assets                     $   2,433,666      $ 2,004,811      $   277,997      $(2,450,331)     $ 2,266,143
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Capital expenditures             $     480,888      $   204,384      $    19,879      $  (250,000)     $   455,151
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------

19.  COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2002                    NAVTECH, INC.


                                           By: /s/ David Strucke
                                              ------------------------------
                                               David Strucke,
                                               Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signatures                 Capacity                                    Date


/s/ David Strucke                   President, Chief Executive Officer,         January 28, 2002
---------------------------         Chief Financial Officer, Secretary,
David Strucke                       and Director
                                    (Principal Executive Officer,
                                    Principal Financial Officer, and
                                    Principal Accounting Officer)


/s/ Duncan Macdonald                Chairman of the Board                       January 28, 2002
---------------------------
Duncan Macdonald

/s/ Thomas D. Beynon                Director                                    January 28, 2002
---------------------------
Thomas D. Beynon

/s/ Michael Jakobowski              Director                                    January 28, 2002
---------------------------
Michael Jakobowski

/s/ Michael Ueltzen                 Director                                    January 28, 2002
---------------------------
Michael Ueltzen
