Form 10QSB
period 2002-01-31
NAVTECH INC
filed 2002-03-07
CIK 790272

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

                 For the Quarterly Period Ended January 31, 2002


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



       Registrant's telephone number, including area code: (519) 747-1170





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


        The number of shares outstanding of the issuer's common stock as of February 28, 2002 was 4,326,988 shares.


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                     For the Quarter Ended January 31, 2002

                                      INDEX


Part I.  Financial Information

     Item 1. Financial Statements                                           Page

       a)  Consolidated Statements of Operations
           for the Three Months Ended January 31, 2002 and 2001............    1

       b)  Consolidated Balance Sheets
           as of January 31, 2002 and October 31, 2001.....................    2

       c)  Consolidated Statement of Stockholders' Equity (Deficiency)
           for the Three Months Ended January 31, 2002.....................    3

       d)  Consolidated Statements of Cash Flow
           for the Three Months Ended January 31, 2002 and 2001............    4

       e)  Notes to Consolidated Financial Statements......................    5

     Item 2.  Management's Discussion and Analysis or Plan of Operation....    9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.............................   13


Signatures................................................................    14

                          Part I. Financial Information

Item 1.  Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                               ---------------------------------
Three Months Ended January 31,                         2001              2002
--------------------------------------------------------------------------------
REVENUE
   Service fees                                   $  1,361,171     $  1,412,111
   Software license fees                                     -          226,311
--------------------------------------------------------------------------------
   Total revenue                                     1,361,171        1,638,422
--------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of services                                    908,441          775,369
   Cost of software license fees                             -           49,243
   Research and development                             95,347           58,404
   Selling & marketing                                 273,201          180,418
   General and administrative                          498,930          455,192
   Amortization of goodwill                              2,800            2,799
--------------------------------------------------------------------------------
   Total costs and expenses                          1,778,719        1,521,425
--------------------------------------------------------------------------------
Income (loss) from operations                         (417,548)         116,997
--------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                         -               827
   Interest expense                                   (34,814)          (45,987)
--------------------------------------------------------------------------------
                                                      (34,814)          (45,160)
--------------------------------------------------------------------------------
Income (loss) before income taxes                    (452,362)           71,837
Income taxes (recovery)                              (116,394)                -
--------------------------------------------------------------------------------
Net earnings (loss)                              $   (335,968)     $     71,837
--------------------------------------------------------------------------------
Net earnings (loss) per share
   Basic and diluted                             $       (0.10)    $       0.02
--------------------------------------------------------------------------------


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  1


NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                  ---------------- -----------------
                                                                                      October 31,       January 31,
                                                                                             2001           2002(1)
--------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current assets
   Cash                                                                           $        22,011     $    109,147
   Accounts receivable (net of allowance for bad debts of $154,764;                       687,952          646,604
      2001 - $144,025)
   Accounts receivable - related parties (net of allowance for bad debts                  111,111          116,082
       of $231,778; 2001 - $231,778)
   Investment tax credits receivable                                                       22,186           22,036
   Prepaid expenses and other                                                              63,972           62,401
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          907,232          956,270
Capital assets                                                                            574,384          536,095
Notes Receivable from related parties (net of allowance for bad debts of
   $170,000; 2001 - $170,000)                                                              30,000           30,000
Goodwill (net of accumulated amortization of $69,748;                                      98,439           95,640
       2001 - $66,949)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                  $     1,610,055     $  1,618,005
--------------------------------------------------------------------------------- ---------------- -----------------
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                       $     1,227,956      $ 1,312,853
   Note payable - factoring                                                               165,519          122,810
   Income taxes payable                                                                    34,886           40,943
   Due to related parties - current portion                                               129,748          135,257
   Long-term debt - current portion                                                       149,115          119,257
   Obligations under capital lease - current portion                                        2,865            2,966
   Deferred lease inducements - current portion                                            13,776           13,683
   Deferred revenue                                                                        83,774           36,200
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,807,609        1,783,969
Due to related parties                                                                    179,631          143,209
Long-term debt                                                                             30,198           20,491
Obligations under capital lease                                                             2,755            1,954
Deferred lease inducements                                                                 55,104           51,309
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        2,075,297        2,000,932
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                              4,835             4,835
Authorized - 20,000,000, Par Value $0.001,
        Issued - 4,834,906 (2001 - 4,834,906)
Treasury stock                                                                          (950,131)         (950,504)
Additional paid-in capital                                                             4,057,984         4,057,984
Accumulated other comprehensive income                                                    48,466            59,317
Accumulated deficit                                                                   (3,626,396)       (3,554,559)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        (465,242)         (382,927)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                  $    1,610,055      $  1,618,005
--------------------------------------------------------------------------------- ---------------- -----------------

(1)      Unaudited

                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  2

NAVTECH, INC.


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In US Dollars)



                                                                    Accumulated                           Total
                                         Share Capital   Additional Other                                 Stockholders'    Total
                                      -----------------  Paid-In    Comprehensive Treasury   Accumulated  Equity/      Comprehensive
                                        Shares  Amount    Capital   Income (Loss)   Stock      Deficit    (Deficiency) Income (Loss)
------------------------------------- --------- ------- ----------  ------------- ---------- ------------ ------------ -------------
Balances, October 31, 2000            3,917,523 $3,917  $3,133,472  $45,766       $(942,686) $(1,778,490) $   461,979
Issuance of shares                      759,883    760     811,594                                            812,354
Stock options exercised                 157,500    158      63,827                                             63,985
Issuance of warrants upon acquisition
  ofAirware Solutions Inc.                                  49,091                                             49,091
Treasury shares                                                                      (7,445)                   (7,445)
Translation adjustments                                               2,700                                     2,700  $     2,700
Net loss                                                                                      (1,847,906)  (1,847,906)  (1,847,906)
------------------------------------- --------- ------- ----------  ------------- ---------- ------------ ------------ -------------
Balances, October 31, 2001            4,834,906 $4,835  $4,057,984  $48,466       $(950,131) $(3,626,396) $  (465,242) $(1,845,206)
------------------------------------- --------- ------- ----------  ------------- ---------- ------------ ------------ -------------
Treasury shares                                                                        (373)                     (373)
Translation adjustments                                              10,851                                    10,851  $    10,851
Net earnings                                                                                      71,837       71,837       71,837
------------------------------------- --------- ------- ----------  ------------- ---------- ------------ ------------ -------------
Balances, January 31, 2002            4,834,906 $4,835  $4,057,984  $59,317       $(950,504) $(3,554,559) $  (382,927) $    82,688
------------------------------------- --------- ------- ----------  ------------- ---------- ------------ ------------ -------------

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        ---------------- -----------------
Three Months Ended January 31,                                                   2001              2002
----------------------------------------------------------------------- ---------------- -----------------
OPERATING ACTIVITIES
Net earnings (loss)                                                        $   (335,968)    $     71,837
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                                  41,812           39,833
   Amortization of goodwill                                                       2,800            2,799
   Gain on sale of capital assets                                                     -             (100)
   Provision for uncollectible accounts                                          12,784           13,082
   Deferred lease inducements                                                    (3,569)          (3,416)
Changes in operating assets and liabilities:
   Accounts receivable                                                          (18,178)          16,471
   Prepaid expenses and other                                                   (40,066)           1,014
   Accounts payable, accrued liabilities and other liabilities                  243,748           91,943
   Deferred revenue                                                                   -          (46,905)
   Income taxes payable                                                        (114,905)           6,284
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (211,538)         192,842
----------------------------------------------------------------------- ---------------- -----------------
INVESTING ACTIVITIES
Repayment from former parent company, net                                        37,164                -
Proceeds on sale of capital assets                                                    -              100
Purchase of capital assets                                                      (35,554)          (4,593)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                  1,610           (4,493)
----------------------------------------------------------------------- ---------------- -----------------
FINANCING ACTIVITIES
Redemption of shares                                                                  -             (373)
Repayment of factored receivables                                                     -          (41,523)
Issuance of common shares                                                        20,625                -
Repayment of bank loans                                                         (18,462)          (9,897)
Repayment of loans                                                               (8,530)         (29,236)
Repayment of notes to related parties                                           (37,806)         (30,597)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (44,173)        (111,626)
----------------------------------------------------------------------- ---------------- -----------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          1,267           10,413
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                  (252,834)          87,136
Cash, beginning of period                                                       371,639           22,011
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $    118,805     $    109,147
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (29,775)    $    (30,772)
   Cash paid during the period for income taxes                            $          -     $          -
----------------------------------------------------------------------- ---------------- -----------------

                             See accompanying notes.
----------------------------------------------------------------------------------------------------------
NAVTECH, INC.                                                                                            4

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of January 31, 2002, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended January 31, 2002 and 2001, have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002, and for all periods presented, have been made.

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

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2001. Results of operations for the three months ended January 31, 2002 are not necessarily indicative of the operating results for the full year.

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

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. We have not yet assessed the impact the new standards will have on future financial statements. During the three months ended January 31, 2002, the amortization expense associated with goodwill was $2,799. The balance of goodwill at January 31, 2002 was $95,640.

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

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                                                     Three Months ended January 31,
                                                                              --------------------------------------
                                                                                          2001               2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                                           $ (335,968)         $   71,837

--------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings (loss) per share - weighted average
     number of common shares outstanding (B)                                          3,454,757           4,326,988

   Effect of dilutive securities:
     Employee stock options                                                                   -                   -
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share - adjusted weighted
     average number of common shares outstanding (C)                                  3,454,757           4,326,988

--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic (A)/(B)                                        $       (0.10)         $      0.02
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                                      $       (0.10)         $      0.02
--------------------------------------------------------------------------------------------------------------------

Dilutive securities consist of employee stock options and warrants. Specific employee stock options and warrants are excluded if their effect is antidilutive.

--------------------------------------------------------------------------------
NAVTECH, INC.

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

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

CONTINUING OPERATIONS

We have an accumulated deficit of approximately $3.6 million at January 31, 2002 and a cash balance of approximately $109,000. During the fiscal year ended October 31, 2001, we incurred significant costs related to the expansion of our global sales and marketing effort, the acquisition of Airware Solutions Inc. and the development of new products. Current cash balances are insufficient to fund operations in 2002. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the uncertainty.

We have  developed  a plan to  address  these  liquidity  issues  (see  "Plan of
Operation"  below).   Such  plan  includes  raising  capital  and  restructuring operations in the attempt to reduce certain costs.

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

Results of operations

Revenue

Revenue from service fees was approximately $1.4 million for the three months ended January 31, 2002, consistent with approximately $1.4 million for the three months ended January 31, 2001. Changes in 2002 include an increase in fees from existing customers of approximately $34,000 and an increase in fees from new customers of approximately $164,000. These increases were offset by the loss in fees of approximately $87,000 from customers who ceased operations in prior quarters and the loss of revenue totaling approximately $60,000 from customers who terminated our services in prior quarters and one-time customers in 2001.

Revenue from software license fees was approximately $226,000 for the three months ended January 31, 2002 as compared to nil during the three months ended January 31, 2001. We completed a sale of Airware's CLASS bidding system in the three months ended January 31, 2002 compared with no license sales in the three months ended January 31, 2001. Software licensing efforts terminated in fiscal 2001 as we moved completely to an ASP marketing philosophy. However, our customer requested another pricing option when assessing our product. In order to better meet the needs of our customer and to complete the sale, we deviated from the ASP marketing philosophy. The ASP model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. Further explanation regarding our switch to an ASP marketing philosophy can be found in the "Plan of Operation - Sales Initiatives" section.

Costs and expenses

Cost of services decreased approximately 15%, or approximately $133,000, from approximately $908,000 for the three months ended January 31, 2001 to approximately $775,000 for the three months ended January 31, 2002. This change is primarily attributable to a decrease in salaries and benefits of approximately $92,000 and a decrease in communications costs of approximately $63,000. Offsetting these decreases was an increase in facilities costs of approximately $7,000 as well as net increases in other operating expenses of approximately $15,000. The decrease in salaries and benefits is due both to the staff reductions made in the fourth quarter of 2001 (see "Plan of Operation - Salaries and Benefits" below) and staff time devoted to the implementation of the CLASS system sold in the three months ended January 31, 2002. The decrease in communication costs was achieved through the renegotiation of contracts with our largest supplier (see "Plan of Operation - Communications" below) and the elimination of duplication in certain network services. While the number of facilities decreased in 2002 along with the space rented in current facilities, rent expense increased in the three months ended January 31, 2002 due to the accrual for costs required to close two additional offices this fiscal year.

Cost of software license fees was approximately $49,000 for the three months ended January 31, 2002 as compared to nil during the three months ended January 31, 2001. We completed the sale of Airware's CLASS bidding system in the three months ended January 31, 2002 compared with no license sales in the three months ended January 31, 2001. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development expenditures decreased approximately 39%, or approximately $37,000, from approximately $95,000 for the three months ended January 31, 2001 to approximately $58,000 for the three months ended January 31, 2002. This decrease is due primarily to the suspension of one major development project that employed five people in 2001.

Selling and marketing expenses decreased approximately 34%, or approximately $93,000, from approximately $273,000 for the three months ended January 31, 2001 to approximately $180,000 for the three months ended January 31, 2002. This decrease is attributable to a decrease in salaries and benefits of approximately $40,000, a decrease in marketing expenses of approximately $20,000 and a decrease in travel costs of approximately $33,000. The decrease in salaries and benefits and travel expenses is due to the staff reductions made in the fourth quarter of 2001 (see "Plan of Operation - Salaries and Benefits; and Travel" below). As planned, marketing expenses decreased in the three months ended January 31, 2002 as we discontinued certain marketing initiatives that were active in the three months ended January 31, 2001 (see "Plan of Operation - Marketing" below).

General and administrative expenses decreased approximately 9%, or approximately $44,000, from approximately $499,000 for the three months ended January 31, 2001 to approximately $455,000 for the three months ended January 31, 2002. This decrease is due primarily to a decrease in corporate travel costs of approximately $83,000, a decrease in professional fees of approximately $52,000 and a net decrease in other general and administrative expenses of approximately $11,000. Offsetting these decreases was an increase in salaries and benefits of approximately $13,000 and an increase in bad debts of approximately $89,000. Our travel expenses have decreased as we reduced the number of corporate trips required for our operations (see "Plan of Operation - Travel" below). Salaries and benefits increased marginally in the three months ended January 31, 2002 despite corporate staff reductions (see "Plan of Operation - Salaries and Benefits" below). This is due to an accrual of approximately $71,000 representing all amounts owing to Duncan Macdonald, our former CEO, under his settlement and release agreement. Bad debts increased in the three months ended January 31, 2002 due to the bankruptcy of threecustomers. It is anticipated that insurance expenses, which were approximately $25,000 during the three months ended January 31, 2002, will increase to approximately $49,000 per quarter during the remainder of fiscal 2002. This amount is an estimate based on current insurance quotes received and subject to change.

Provision for Income Taxes

We have not recorded a provision for income taxes on net earnings of approximately $72,000 for the three months ended January 31, 2002. This is due to income earned in the United States and Quebec, Canada where we have sufficient losses in prior years to offset our taxable income.

Net earnings (loss)

The unaudited consolidated financial statements reflect net earnings of approximately $72,000 for the three months ended January 31, 2002 as compared to a net loss of approximately $336,000 for the three months ended January 31, 2001.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of January 31, 2002, our available funds consisted of $109,147 in cash. At January 31, 2002, we had a working capital deficiency of $829,653 as compared to a working capital deficiency of $900,377 as at October 31, 2001.

Cash flows from operations accounted for a net inflow of $192,842, primarily based on the net earnings for the quarter, the adjustment for non-cash items of approximately $52,000, a net decrease in operating assets of approximately $18,000 and an increase of approximately $51,000 in operating liabilities.

Cash flows from investing activities for the three months ended January 31, 2002 represent a net outflow of $4,493, primarily due to the purchase of capital assets.

Cash flows from financing activities for the three months ended January 31, 2002 represent a net outflow of $111,626, primarily due to repayments of existing loans of approximately $39,000, repayments of related party notes of approximately $31,000 and repayments of outstanding factored accounts receivable of approximately $42,000.

As of January 31, 2002, we had no significant capital commitments.

PLAN OF OPERATION

Beginning in the fourth quarter of 2001, we implemented the following plan to reduce our working capital deficiency:

Salaries and Benefits

We have reduced our global workforce by over 30% from a peak of 106 employees in June 2001 to 71 employees at January 31, 2002 through a combination of terminations and resignations. Although reductions occurred at all locations and across all functional areas, we focused our reductions in our sales and marketing and development staff. In addition to the staff reductions, we implemented a temporary reduction in salary for remaining employees of between 3
- 5%.

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

Marketing

We are currently reviewing the trade shows that we plan to attend in the current year. Some of these shows will be eliminated from our budget as we focus our marketing efforts on shows that will provide us the maximum exposure to our potential customers. We are currently evaluating an option to host small regional user-conferences aimed directly at our current and prospective customers as an alternative to attending large trade shows. Additional marketing projects have been suspended until our financial position strengthens.

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

Equity

We anticipate that we will need to raise additional equity over the next three months to fund our working capital needs that include improving the average age of our accounts payable.

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

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)   Certificate of Incorporation, as amended (1)

       3(B)   By-Laws, as amended (2)


(b)    Reports on Form 8-K

       We filed one Current Report on Form 8-K during the quarter ended January 31, 2002 as follows:

       Date of Report:  November 29, 2001 (Items 5 and 7 reported)



Items 1 through 5 are not applicable and have been omitted.

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


                                      Navtech, Inc.


Date: March 1, 2002                   By: /s/ David Strucke
                                      -----------------------------------
                                         David Strucke
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Secretary, and
                                         Director
                                         (Principal Executive Officer, Principal
                                         Financial Officer, Principal
                                         Accounting Officer, and Duly
                                         Authorized Officer)