Form 10QSB
period 2002-04-30
NAVTECH INC
filed 2002-06-03
CIK 790272

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

                  For the Quarterly Period Ended April 30, 2002


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

                                 Yes |X| No |_|


The number of shares outstanding of the issuer's common stock as of May 30, 2002 was 4,326,988 shares.


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                      For the Quarter Ended April 30, 2002

                                      INDEX


Part I.  Financial Information

     Item 1.  Financial Statements                                          Page
                                                                            ----

       a)  Consolidated Statements of Operations
           for the Six Months and Three Months Ended
           April 30, 2002 and 2001.........................................    1

       b)  Consolidated Balance Sheets
           as of April 30, 2002 and October 31, 2001.......................    2

       c)  Consolidated Statements of Stockholders' Equity (Deficiency)....    3

       c)  Consolidated Statements of Cash Flow
           for the Six Months Ended April 30, 2002 and 2001................    4

       d)  Notes to Consolidated Financial Statements......................    5

     Item 2.   Management's Discussion and Analysis
               or Plan of Operation........................................    8


Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders.........   13

      Item 6.  Exhibits and Reports on Form 8-K............................   13


Signatures.................................................................   14

                          Part I. Financial Information

Item 1.  Financial Statements
(In US Dollars)

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                             ------------------------------------------------------------
                                                    Six Months Ended             Three Months Ended
                                                        April 30                      April 30
                                                  2001           2002            2001          2002
---------------------------------------------------------------------------------------------------------
REVENUE
   Service fees                               $ 3,078,486   $  2,873,049     $ 1,717,315    $ 1,460,938
   Software license fees                                -        226,311               -              -
---------------------------------------------------------------------------------------------------------
   Total revenue                              $ 3,078,486   $  3,099,360     $ 1,717,315    $ 1,460,938
---------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                         1,905,628      1,605,302         991,187        829,932
   Cost of software license fees                        -         49,243               -              -
   Research and development                       168,415         85,428          73,068         27,024
   Sales and marketing                            694,142        379,303         426,941        198,886
   General and administrative                     981,276        725,179         482,346        269,987
   Amortization of goodwill                        17,791          5,598          14,991          2,799
---------------------------------------------------------------------------------------------------------
   Total costs and expenses                     3,767,252      2,850,053       1,988,533      1,328,628
---------------------------------------------------------------------------------------------------------
Income (loss) from operations                    (688,766)       249,307        (271,218)       132,310
---------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                   308          2,185             302          1,358
   Interest expense                               (75,854)       (79,772)        (41,034)       (33,785)
---------------------------------------------------------------------------------------------------------
                                                  (75,546)       (77,587)        (40,732)       (32,427)
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                (764,312)       171,720        (311,950)        99,983
Income taxes (recovery)                          (162,011)             -         (45,617)             -
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                           $  (602,301)   $   171,720     $  (266,333)   $    99,983
---------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
   Basic and diluted                          $     (0.17)   $      0.04     $     (0.07)   $     0.02
---------------------------------------------------------------------------------------------------------


NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                  ----------------------------------
                                                                                       October 31,     April 30,
                                                                                          2001          2002(1)
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                                              $     22,011     $     71,463
   Accounts receivable (net of allowance for bad debts of $182,907;                       687,952          561,863
      2001 - $144,025)
   Accounts receivable - related parties (net of allowance for bad debts
        of $231,778; 2001 - $231,778)                                                     111,111          102,941
   Investment tax credits receivable                                                       22,186           22,346
   Prepaid expenses and other                                                              63,972          195,465
--------------------------------------------------------------------------------------------------------------------
                                                                                          907,232          954,078
Capital assets                                                                            574,384          486,256
Due from related party (net of allowance for bad debts of
    $170,000; 2001 - $170,000)                                                             30,000           30,000
Goodwill (net of accumulated amortization of $72,547;
   2001 - $66,949)                                                                         98,439           92,841
--------------------------------------------------------------------------------------------------------------------
                                                                                     $  1,610,055     $  1,563,175
--------------------------------------------------------------------------------------------------------------------
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                          $  1,227,926     $  1,323,212
   Note payable  factoring                                                                165,519                -
   Income taxes payable                                                                    34,886           51,093
   Long-term debt - current portion                                                       278,863          229,457
   Obligations under capital lease - current portion                                        2,865            5,985
   Deferred lease inducements - current portion                                            13,776           13,876
   Deferred revenue                                                                        83,774           48,842
--------------------------------------------------------------------------------------------------------------------
                                                                                        1,807,609        1,672,465
Long-term debt                                                                            209,829          118,166
Obligations under capital lease                                                             2,755            8,332
Deferred lease inducements                                                                 55,104           48,564
--------------------------------------------------------------------------------------------------------------------
                                                                                        2,075,297        1,847,527
--------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Share capital                                                                               4,835            4,835
Authorized - 20,000,000, Par Value $0.001,
   Issued - 4,834,906 (2001 - 4,834,906)
Treasury stock                                                                           (950,131)        (950,504)
Additional paid-in capital                                                              4,057,984        4,057,984
Accumulated other comprehensive income                                                     48,466           58,009
Accumulated deficit                                                                    (3,626,396)      (3,454,676)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (465,242)        (284,352)
--------------------------------------------------------------------------------------------------------------------
                                                                                     $  1,610,055     $  1,563,175
--------------------------------------------------------------------------------------------------------------------

(1)  Unaudited

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)



                                                                   Accumulated                                  Total
                                    Share  Capital   Additional          Other                           Stockholders'         Total
                               ---------------------    Paid-In  Comprehensive  Treasury   Accumulated        Equity/  Comprehensive
                                 Shares     Amount      Capital  Income (Loss)     Stock       Deficit   (Deficiency)  Income (Loss)
---------------------------------------------------- ----------------------------------------------------- -------------------------
Balances, October 31, 2000     3,917,523  $  3,917  $ 3,133,472  $  45,766     $(942,686)  $(1,778,490)  $  461,979
Issuance of shares               759,883       760      811,594                                             812,354
Stock options exercised          157,500       158       63,827                                              63,985
Issuance of warrants upon
 acquisition of Airware
 Solutions Inc.                                          49,091                                              49,091
Treasury shares                                                                   (7,445)                    (7,445)
Translation adjustments                                              2,700                                    2,700    $     2,700
Net loss                                                                                    (1,847,906)  (1,847,906)    (1,847,906)
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2001     4,834,906  $  4,835  $ 4,057,984  $  48,466     $(950,131)  $(3,626,396)  $ (465,242)   $(1,845,206)
------------------------------------------------------------------------------- ----------------------------------------------------
Treasury shares                                                                     (373)                      (373)
Translation adjustments                                              9,543                                    9,543    $     9,543
Net earnings                                                                                   171,720      171,720        171,720
------------------------------------------------------------------------------------------------------------------------------------
Balances, April 30, 2002       4,834,906  $  4,835  $ 4,057,984  $  58,009     $(950,504)  $(3,454,676)  $ (284,352)   $   181,263
------------------------------------------------------------------------------------------------------------------------------------


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        ---------------------------------
Six Months Ended April 30,                                                   2001                2002
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                        $   (602,301)    $    171,720
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                                  86,461           79,802
   Amortization of goodwill                                                      17,791            5,598
   Loss on sale of capital assets                                                   818           26,381
   Provision for uncollectable accounts                                          44,579           37,800
   Deferred lease inducements                                                    (7,083)          (6,839)
Changes in operating assets and liabilities
   Accounts receivable                                                         (172,650)          97,164
   Investment tax credits receivable                                            140,237                -
   Prepaid expenses and other                                                   (30,798)        (129,852)
   Accounts payable, accrued liabilities and other liabilities                  402,715           97,746
   Deferred revenue                                                                   -          (34,999)
   Income taxes payable                                                        (175,349)          15,727
--------------------------------------------------------------------------------------------------------
                                                                               (295,580)         360,248
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Repayment from related party                                                     37,164                -
Purchase of capital assets                                                      (53,487)         (18,763)
Proceeds from sale of capital assets                                                819            2,408
Acquisition of Airware Solutions Inc.                                           (33,500)               -
--------------------------------------------------------------------------------------------------------
                                                                                (49,004)         (16,355)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Redemption of shares                                                                  -             (373)
Repayment of factored receivables                                                     -         (164,328)
Advances from bank line of credit                                                87,018                -
Issuance of common shares                                                       133,046                -
Repayment of bank loans                                                         (60,395)         (19,815)
Repayment of loans                                                             (181,023)        (121,670)
--------------------------------------------------------------------------------------------------------
                                                                                (21,354)        (306,186)
--------------------------------------------------------------------------------------------------------
Effect of foreign exchange rates on cash                                         (5,701)          11,745
--------------------------------------------------------------------------------------------------------
Net cash flow                                                                  (371,639)          49,452
Cash, beginning of period                                                       371,639           22,011
--------------------------------------------------------------------------------------------------------
Cash, end of period                                                        $          -     $     71,463
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (57,801)    $    (52,892)
   Cash paid during the period for income taxes                            $          -     $          -
--------------------------------------------------------------------------------------------------------

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

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "NAVH". Our Investor Relations Department can be reached at (519) 747-1170.

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2002, the consolidated statement of stockholders' equity (deficiency) for the period ended April 30, 2002, the consolidated statements of operations for the six and three months ended April 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended April 30, 2002 and 2001 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly-owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All material intercompany balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of stockholders' equity.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2001. Results of operations for the six months ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

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

We are required to adopt the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. We have not yet assessed the impact the new standards will have on future financial statements. During the six months ended April 30, 2002, the amortization expense associated with goodwill was $5,598. The balance of goodwill at April 30, 2002 was $92,841.

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

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                            Six Months ended April 30,       Three Months ended April 30,
                                                         ---------------------------------------------------------------
                                                             2001         2002                  2001           2002
------------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                $  (602,301)  $ 171,720           $(266,333)    $  99,883
------------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings (loss) per share -
   weighted average
     number of common shares outstanding (B)                3,604,603   4,326,988           3,768,769     4,326,988
   Effect of dilutive securities:
     Employee stock options and warrants                            -     441,515                   -       441,515
------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share -
   adjusted weighted
     average number of common shares outstanding (C)        3,604,603    4,768,503          3,768,769     4,768,503
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - basic (A)/(B)                 $     (0.17)  $     0.04          $   (0.07)    $    0.02
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)               $     (0.17)  $     0.04          $   (0.07)    $    0.02
------------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 13, 1999, we received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been filed. We have not been served with a summons and complaint. We are of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. Therefore, we have not accrued for any estimated losses resulting from this proceeding in our financial statements at April 30, 2002.

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

Results of operations

Revenues

Revenue from service fees was approximately $2.9 million for the six months ended April 30, 2002, as compared to approximately $3.1 million for the six months ended April 30, 2001, a decrease of approximately 6%, or $205,000. This decrease is primarily due to the loss of revenues of approximately $247,000 from one-time customers or customers who terminated our services during prior quarters. Also, we lost revenues of approximately $174,000 from customers who ceased operations in the past year, and approximately $58,000 from existing customers. These decreases were offset by an increase in revenues from new customers of approximately $274,000.

Included in the decrease from one-time customers was approximately $66,000 relating to work performed for Global Weather Dynamics, a related company. Decreases from customers who ceased operations in the past year were largely due to fallout in our industry after September 11, 2001. However, we believe that the industry is recovering as evidenced by the addition of new customers and the strengthening financial condition of our existing customers. Our outlook for the remainder of the fiscal year remains positive.

Revenue from software license fees was approximately $226,000 for the six months ended April 30, 2002 as compared to nil during the six months ended April 30, 2001. We completed a sale of Airware's CLASS preferential bidding system in the six months ended April 30, 2002 compared with no license sales in the six months ended April 30, 2001. Software licensing efforts terminated in fiscal 2001 as we moved completely to an application service provider (ASP) pricing model. However, this customer requested a licensing pricing option when assessing our product. The ASP model is expected to yield long-term benefits since monthly revenues will be higher than those under a license sale philosophy. Further explanation regarding our switch to an ASP pricing model can be found in the "Plan of Operation - Sales Initiatives" section.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Costs and expenses

Cost of services decreased approximately 16%, or $300,000, from approximately $1.9 million for the six months ended April 30, 2001 to approximately $1.6 million for the six months ended April 30, 2002. This change is primarily attributable to a decrease in salaries and benefits of approximately $224,000, a decrease in communications costs of approximately $126,000, a decrease in facilities costs of approximately $10,000 as well as net decreases in other operating expenses of approximately $4,000. Offsetting these decreases was an increase in royalties of approximately $45,000, and an increase in expenses for agents used in operations of approximately $19,000.

The decrease in salaries and benefits is due both to the staff reductions made in the fourth quarter of 2001 (see "Plan of Operation - Salaries and Benefits" below) and staff time devoted to the implementation of the CLASS system sold in the six months ended April 30, 2002. The decrease in communication costs was achieved through the renegotiation of contracts with our largest supplier (see "Plan of Operation - Communications" below) and the elimination of duplication in certain network services. We decreased the number of our facilities during 2002, from six at April 30, 2001 to three at April 30, 2002. We also decreased the space rented in current facilities. These cost savings were mitigated by the accrual of additional costs in the six months ended April 30, 2002 to close two of the facilities mentioned above. Royalties are due on revenues generated by an operating partner. The increase in royalties in the six months ended April 30, 2002 is proportional to the increase in revenues secured by products offered by our operating partner. The cost of agents used will vary in each period depending on the mix of work required, location of flights and other factors.

Cost of software license fees was approximately $49,000 for the six months ended April 30, 2002 as compared to nil during the six months ended April 30, 2001. We completed the sale of Airware's CLASS bidding system in the six months ended April 30, 2002 compared with no license sales in the six months ended April 30, 2001. Cost of software license fees consist primarily of installation time and related travel expenses.

Research  and  development   expenditures   decreased   approximately   49%,  or
approximately $83,000, from approximately $168,000 for the six months ended April 30, 2001 to approximately $85,000 for the six months ended April 30, 2002. This decrease is due primarily to the suspension of one major development project that employed five people in 2001.

Selling and marketing expenses decreased approximately 45%, or approximately $315,000, from approximately $694,000 for the six months ended April 30, 2001 to approximately $379,000 for the six months ended April 30, 2002. This decrease is attributable to a decrease in salaries and benefits of approximately $107,000, a decrease in marketing expenses of approximately $127,000 and a decrease in travel costs of approximately $81,000.

The decrease in salaries and benefits and travel expenses is due to the staff reductions made in the fourth quarter of 2001 (see "Plan of Operation - Salaries and Benefits; and Travel" below). As planned, marketing expenses decreased in the six months ended April 30, 2002 as we discontinued certain marketing initiatives that were active in the six months ended April 30, 2001 (see "Plan of Operation - Marketing" below).

General and administrative expenses decreased approximately 26%, or approximately $256,000, from approximately $981,000 for the six months ended April 30, 2001 to approximately $725,000 for the six months ended April 30, 2002. This decrease is due primarily to a decrease in corporate travel costs of approximately $213,000, a decrease in professional fees of approximately $71,000, a decrease in salaries and wages of approximately $11,000 and a net decrease in other general and administrative expenses of approximately $3,000. Offsetting these decreases was an increase in bad debts of approximately $29,000 and an increase in insurance costs of approximately $13,000.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Our travel expenses have decreased as we significantly reduced the number of corporate trips required for our operations (see "Plan of Operation - Travel" below). Salaries and benefits only decreased marginally in the six months ended April 30, 2002 despite corporate staff reductions (see "Plan of Operation - Salaries and Benefits" below). This is due to an accrual of approximately $71,000 representing all amounts owing to Mr. Macdonald under his settlement and release agreement. Bad debts increased in the six months ended April 30, 2002 due to the bankruptcy of three customers. However, a recovery of these bad debts was experienced in the second quarter when the expected loss on one account was reduced by approximately $32,000. Insurance expenses increased as anticipated due to higher premiums charged in our industry after September 11, 2001.

Provision for Income Taxes

We have not recorded a provision for income taxes on net earnings of approximately $172,000 for the six months ended April 30, 2002. This is due to income earned in the United States and Quebec, Canada where we have sufficient losses in prior years to offset our taxable income.

Net earnings (loss)

The  unaudited   consolidated  financial  statements  reflect  net  earnings  of approximately $172,000 for the six months ended April 30, 2002 as compared to a net loss of approximately $602,000 for the six months ended April 30, 2001.

Liquidity and Capital Resources

As of April 30, 2002, our available funds consisted of $71,463 in cash. At April 30, 2002, we had a working capital deficiency of $718,387 as compared to a working capital deficiency of $900,377 as at October 31, 2001.

Cash flows from operations accounted for a net inflow of $360,248, primarily based on the net earnings for the quarter, the adjustment for non-cash items of approximately $143,000, a net increase in operating liabilities of approximately $78,000 and offset by an increase of approximately $33,000 in operating assets.

Cash flows from investing activities for the six months ended April 30, 2002 represent a net outflow of $16,355, primarily due to the purchase of capital assets.

Cash flows from financing activities for the six months ended April 30, 2002 represent a net outflow of $306,186, primarily due to repayments of existing loans of approximately $79,000, repayments of related party notes of approximately $62,000 and repayments of outstanding factored accounts receivable of approximately $165,000.

As of April 30, 2002, we had no significant capital commitments.

PLAN OF OPERATION

Beginning in the fourth quarter of 2001, we implemented the following plan to reduce our working capital deficiency. We believe that the operating results for the six months ended April 30, 2002 prove that we achieved the desired reduction in operating costs through the implementation of this plan. The following comments represent updates to the original plan from 2001:

Salaries and Benefits

We have reduced our global workforce by over 30% from a peak of 106 employees in June 2001 to 72 employees at April 30, 2002 through a combination of terminations and resignations. Although reductions occurred at all locations and across all functional areas, we focused our reductions in our sales and marketing and development staff. In addition to the staff reductions, we implemented a temporary reduction in salary for remaining employees of between 3
- 5%. Salaries were increased to pre-reduction levels on March 11, 2002.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

On November 29, 2001, we accepted the resignation of our Chief Executive Officer, Duncan Macdonald. We named Chief Financial Officer, David Strucke, as our President and Chief Executive Officer.

At the end of the second quarter, we began to add to our infrastructure to allow us to achieve our operational goals and strategic plan initiatives. This will reduce the cost savings of the above plan for the remainder of the fiscal year. We have hired two senior level employees, a Vice-President of Software Development and a Vice-President of Operations, who will add technical expertise to our operations. In addition, we have hired software developers to replace employees lost through the closure of facilities or attrition.

Travel

Travel expenses will continue to be rationalized, especially in corporate and sales related travel.

Communications

In fiscal 2001 we incurred communications costs of approximately $936,000. We have renegotiated contracts with our largest communications supplier and have reduced communications costs by approximately$126,000 during the six months ended April 30, 2002 as compared to 2001. We plan to negotiate similar contracts with our remaining suppliers. We are currently analyzing alternatives or advanced communications solutions in order to further rationalize our communications costs.

Marketing

We are currently reviewing the trade shows that we plan to attend in the current year. Some of these shows will be eliminated from our budget as we focus our marketing efforts on shows that will provide us the maximum exposure to our potential customers. We are currently planning a user-conference in Toronto, Canada in June 2002. It is anticipated that the cost to host this conference will be approximately 80% lower than the cost of the 2001 user-conference.

Facilities

We have closed our sales office in Denver, Colorado, our development facility in Ottawa, Ontario and our operations facility in Montreal, Quebec. In addition, we have reduced the rentable space in our Monterey, California office by approximately 80%, resulting in annual rent savings of approximately $40,000, and in our Waterloo facility by approximately 10%, resulting in annual rent savings of approximately $9,500.

Equity

We anticipate that we will need to raise additional equity over the next three months to fund our working capital needs. If we are unsuccessful in raising the equity required, it will take us longer to eliminate our working capital deficiency.

Accounts Receivable Factoring

Navtech-Canada currently has a facility to factor accounts receivable to a limit of $350,000 Canadian at a rate of 0.1% per day. Each account that is factored is subject to a minimum charge of 1.6%. At April 30, 2002, we were not using this facility. This is a temporary financing facility aimed at giving us more flexibility in meeting our accounts payable and short term financing demands. It is anticipated that the cost savings from the above mentioned plans will give us the ability to permanently terminate this facility and consider more attractive financing facilities once our financial position improves. We anticipate that financing requirements specific to acquisitions of complementary businesses, products or technologies would be dealt with using debt specific to those transactions.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Sales Initiatives

We are focusing our efforts on a new marketing program designed to reintroduce our full product offering to the North American, South American and European marketplaces.

We have historically marketed our products in two ways: (1) the licensing of our software, or (2) acting as an application service provider (ASP). Under the license pricing model, we received one-time revenues for the license sale; under the ASP model we receive monthly recurring revenue. Our sales efforts for our rebranded products are now focused on the ASP pricing model only. The ASP model is expected to yield long-term benefits since monthly revenue will be higher than under the license sale model. As an ASP, we manage and distribute our software-based services and solutions to our customers across a network from a central data center. We have successfully used the ASP model for over six years and have extensive experience in deploying and supporting software under this approach.

Other

We completed a shareholder oddlot repurchase program and an escheatment program for unexchanged shares. These programs were designed to reduce costs in connection with shareholder communications.

New Initiatives

Research and development

We plan to increase our research and development efforts in the third and fourth quarters of this year in order to make our products more competitive and to address other markets.

                           Part II. Other Information

Item 4.      Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 2, 2002. The following persons were elected as directors of the Company, such persons to hold office until their successors are elected or qualified:

                                                Number of Shares
                                               For        Withheld
                                           -------------------------

                  David Strucke               2,409,206       1,831
                  Thomas D. Beynon            2,409,202       1,835
                  Michael Jakobowski          2,408,202       2,835
                  Michael Ueltzen             2,409,220       1,817


Item 6.      Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)       Certificate of Incorporation, as amended (1)

       3(B)       By-Laws, as amended (2)


(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended April 30, 2002.


Items 1, 2, 3 and 5 are not applicable and have been omitted.

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


                                Navtech, Inc.


     Date: May 30, 2002         By:  /s/   David Strucke
                                     -------------------------------------------
                                     David Strucke
                                     President, Chief Executive Officer,
                                     Chief Financial Officer, Secretary, and
                                     Director
                                     (Principal Executive Officer, Principal
                                     Financial Officer, Principal
                                     Accounting Officer, and Duly
                                     Authorized Officer)