Form 10QSB
period 2002-07-31
NAVTECH INC
filed 2002-09-13
CIK 790272

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

                  For the Quarterly Period Ended July 31, 2002


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


        The number of shares outstanding of the issuer's common stock as of August 31, 2002 was 4,326,988 shares.


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 31, 2002

                                      INDEX


Part I.  Financial Information

   Item 1.  Financial Statements                                          Page
                                                                          ----

      a)  Consolidated Statements of Operations
          for the Nine Months and Three Months Ended
          July 31, 2002 and 2001.........................................    1

      b)  Consolidated Balance Sheets
          as of July 31, 2002 and October 31, 2001.......................    2

      c)  Consolidated Statements of Stockholders' Equity (Deficiency)...    3

      c)  Consolidated Statements of Cash Flow
          for the Nine Months Ended July 31, 2002 and 2001...............    4

      d)  Notes to Consolidated Financial Statements.....................    5

   Item 2.  Management's Discussion and Analysis
            or Plan of Operation.........................................    8


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................   12


Signatures...............................................................   13

NAVTECH, INC.
                          Part I. Financial Information

Item 1.  Financial Statements
(In US Dollars)

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                             ------------------------------------------------------------
                                                                   Nine Months Ended             Three Months Ended
                                                                        July 31                       July 31
                                                                  2001           2002            2001          2002
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                              $  4,748,680   $  4,338,216     $ 1,670,194    $ 1,465,167
   Software license fees                                                -        226,311               -              -
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
   Total revenue                                              $ 4,748,680   $  4,564,527     $ 1,670,194    $ 1,465,167
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                                         3,038,977      2,529,209       1,133,349        911,407
   Cost of software license fees                                        -         49,243               -              -
   Research and development                                       238,470        167,715          70,055         82,287
   Sales and marketing                                          1,011,660        519,251         317,518        139,948
   General and administrative                                   1,356,701        956,252         375,425        243,574
   Provision for bad debts - related parties                      299,617              -         299,617              -
   Amortization of goodwill                                        31,324          8,397          14,991          2,799
-------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                     5,976,749      4,230,067       2,209,497      1,380,014
-------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                  (1,228,069)       334,460        (539,303)        85,153
-------------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                   692          3,858             384          1,673
   Interest expense                                              (122,024)       (95,146)        (46,170)       (15,374)
-------------------------------------------------------------------------------------------------------------------------
                                                                 (121,332)       (91,288)        (45,786)       (13,701)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (1,349,401)       243,172        (585,089)        71,452
Income taxes (recovery)                                          (162,011)       (13,098)              -        (13,098)
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           $(1,187,390)   $   256,270     $  (585,089)   $    84,550
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share
   Basic and diluted                                          $     (0.31)   $      0.06     $     (0.14)   $     0.02
-------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.
NAVTECH, INC.                                                                  1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                  ---------------- -----------------
                                                                                    October 31,        July 31,
                                                                                       2001            2002(1)
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current assets
   Cash                                                                              $     22,011     $    128,234
   Accounts receivable (net of allowance for bad debts of $172,310;                       687,952          546,933
      2001 - $144,025)
   Accounts receivable - related parties (net of allowance for bad debts
        of $231,778; 2001 - $231,778)                                                     111,111           99,341
   Investment tax credits receivable                                                       22,186           15,711
   Prepaid expenses and other                                                              63,972          161,828
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          907,232          952,047
Capital assets                                                                            574,384          483,396
Due from related party (net of allowance for bad debts of
    $170,000; 2001 - $170,000)                                                             30,000           30,000
Goodwill (net of accumulated amortization of $75,346;
   2001 - $66,949)                                                                         98,439           90,042
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,610,055     $  1,555,485
--------------------------------------------------------------------------------- ---------------- -----------------
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                          $  1,227,926     $  1,265,803
   Note payable - factoring                                                               165,519                -
   Income taxes payable                                                                    34,886           32,626
   Long-term debt - current portion                                                       278,863          205,906
   Obligations under capital leases - current portion                                       2,865            7,925
   Deferred lease inducements - current portion                                            13,776           13,800
   Deferred revenue                                                                        83,774           99,193
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,807,609        1,625,253
Long-term debt                                                                            209,829           69,549
Obligations under capital leases                                                            2,755           11,575
Deferred lease inducements                                                                 55,104           44,849
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        2,075,297        1,751,226
--------------------------------------------------------------------------------- ---------------- -----------------
Commitments and contingencies

STOCKHOLDERS' DEFICIENCY
Share capital                                                                               4,835            4,835
Authorized - 20,000,000, Par Value $0.001,
   Issued - 4,834,906 (2001 - 4,834,906)
Treasury stock                                                                           (950,131)        (950,504)
Additional paid-in capital                                                              4,057,984        4,057,984
Accumulated other comprehensive income                                                     48,466           62,070
Accumulated deficit                                                                    (3,626,396)      (3,370,126)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (465,242)        (195,741)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,610,055     $  1,555,485
--------------------------------------------------------------------------------- ---------------- -----------------

(1)  Unaudited


                            See accompanying notes.
NAVTECH, INC.                                                                  2

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)



                                                              Accumulated                               Total
                              Share     Capital   Additional      Other                              Stockholders'      Total
                            ---------- ---------   Paid-In   Comprehensive   Treasury  Accumulated     Equity/     Comprehensive
                             Shares     Amount     Capital   Income (Loss)    Stock      Deficit    (Deficiency)   Income (Loss)
--------------------------- ---------- --------- ----------- -------------- ---------- ------------ -------------- ---------------

Balances, October 31, 2000  3,917,523  $  3,917  $3,133,472     $ 45,766    $(942,686) $(1,778,490)  $   461,979
Issuance of shares            759,883       760     811,594                                              812,354
Stock options exercised       157,500       158      63,827                                               63,985
Issuance of warrants upon
  acquisition of
  Airware Solutions Inc.                             49,091                                               49,091
Treasury shares                                                                (7,445)                    (7,445)
Translation adjustments                                            2,700                                   2,700   $       2,700
Net loss                                                                                (1,847,906)   (1,847,906)     (1,847,906)
--------------------------- ---------- --------- ----------- -------------- ---------- ------------ -------------- ---------------
Balances, October 31, 2001  4,834,906  $  4,835  $4,057,984     $ 48,466    $(950,131) $(3,626,396)  $  (465,242)  $  (1,845,206)
--------------------------- ---------- --------- ----------- -------------- ---------- ------------ -------------- ---------------
Treasury shares                                                                  (373)                      (373)
Translation adjustments                                           13,604                                  13,604   $      13,604
Net earnings                                                                               256,270       256,270         256,270
--------------------------- ---------- --------- ----------- -------------- ---------- ------------ -------------- ---------------
Balances, July 31, 2002     4,834,906  $  4,835  $4,057,984     $ 62,070    $(950,504) $(3,370,126)  $  (195,741)  $     269,874
--------------------------- ---------- --------- ----------- -------------- ---------- ------------ -------------- ---------------

                            See accompanying notes.
NAVTECH, INC.                                                                  3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        ---------------- -----------------
Nine Months Ended July 31,                                                   2001              2002
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings (loss)                                                        $ (1,187,390)    $    256,270
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                                 132,179          120,441
   Amortization of goodwill                                                      31,324            8,397
   Loss on sale of capital assets                                                   818           19,456
   Provision for uncollectable accounts                                          37,579           19,150
   Provision for uncollectable accounts - related parties                       299,617                -
   Deferred lease inducements                                                   (10,630)         (10,362)
Changes in operating assets and liabilities
   Accounts receivable                                                         (116,314)         144,198
   Investment tax credits receivable                                            140,495            6,521
   Prepaid expenses and other                                                     7,278          (95,349)
   Accounts payable, accrued liabilities and other liabilities                  448,735           38,600
   Deferred revenue                                                                   -           15,314
   Income taxes payable                                                        (173,485)          (2,323)
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (389,794)         520,313
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Repayment from related party                                                     37,164                -
Purchase of capital assets                                                      (72,585)         (50,227)
Proceeds from sale of capital assets                                                819            3,175
Note receivable advanced to related party                                      (200,000)               -
Acquisition of Airware Solutions Inc.                                           (49,864)               -
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (284,466)         (47,052)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Redemption of shares                                                             (7,445)            (373)
Repayment of factored receivables                                                     -         (165,994)
Advances from bank line of credit                                                64,553                -
Issuance of common shares                                                       611,171                -
Repayment of bank loans                                                         (74,128)         (28,754)
Repayment of loans                                                             (284,249)        (184,713)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                309,902         (379,834)
----------------------------------------------------------------------- ---------------- -----------------

Effect of foreign exchange rates on cash                                         (7,281)          12,796
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                  (371,639)         106,223
Cash, beginning of period                                                       371,639           22,011
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $          -     $    128,234
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (82,174)    $    (69,327)
   Cash paid during the period for income taxes                            $          -     $          -
----------------------------------------------------------------------- ---------------- -----------------


                            See accompanying notes.
NAVTECH, INC.                                                                  4

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------


NAVTECH, INC.
DESCRIPTION OF BUSINESS AND ORGANIZATION

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

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Electronic Bulletin Board of the National Association of Securities Dealers under the symbol "NAVH". We can be reached at (519) 747-1170 for investor information.

We develop, market and support flight operations management systems for the aviation industry. Our solutions are designed to reduce costs, improve safety and maximize operations effectiveness in the critical areas of flight planning and control, runway analysis, weather, aeronautical bulletins, weight and balance, and crew management. Together with our strategic partners, we offer a complete airline operations solution including flight dispatch, commercial planning, operations control, crew management, and ground operations. Our focus is the mid-size commercial passenger and cargo air carriers. However, through selective agreements to serve non-core markets, our solutions are now used by major airlines, corporate and general aviation and government agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2002, the consolidated statement of stockholders' equity (deficiency) for the period ended July 31, 2002, the consolidated statements of operations for the nine and three months ended July 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended July 31, 2002 and 2001 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2002, and for all periods presented, have been made.

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

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2001. Results of operations for the nine months ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

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


NAVTECH, INC.                                                                  5

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

We have adopted the provisions of FAS 141 effective July 1, 2001. We are required to adopt FAS 142 effective November 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. We have not yet assessed the impact FAS 142 will have on our financial statements. During the nine months ended July 31, 2002, the amortization expense associated with goodwill was $8,397. The balance of goodwill at July 31, 2002 was $90,042.

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

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows:

                                                         Nine Months ended July 31,  Three Months ended July 31,
                                                        ---------------------------------------------------------
                                                             2001          2002         2001           2002
-----------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                               $ (1,187,390)   $ 256,270     $(585,089)    $  84,550
----------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings (loss) per share -
   weighted average
     number of common shares outstanding (B)               3,791,304     4,326,988     4,164,707     4,326,988
   Effect of dilutive securities:
     Employee stock options and warrants                           -        37,500             -        37,500
----------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share -
   adjusted weighted
     average number of common shares outstanding (C)       3,791,304     4,364,488     4,164,707     4,364,488
----------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic (A)/(B)                $     (0.31)    $     0.06    $   (0.14)    $    0.02
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)              $     (0.31)    $     0.06    $   (0.14)    $    0.02
----------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.


NAVTECH, INC.                                                                  6

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 13, 1999, we received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been filed. We have not been served with a summons and complaint. We are of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. Therefore, we have not accrued for any estimated losses resulting from this proceeding in our financial statements at July 31, 2002.

COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform to the presentation adopted in the current year.



NAVTECH, INC.                                                                  7

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

RESULTS OF OPERATIONS

Revenues

Revenue from service fees was approximately $4.3 million for the nine months ended July 31, 2002, as compared to approximately $4.7 million for the nine months ended July 31, 2001, a decrease of approximately 9%, or $410,000. This decrease is primarily due to the loss of revenues of approximately $477,000 from one-time customers or customers who terminated our services during prior quarters. Also, we lost revenues of approximately $366,000 from customers who ceased operations in the past year. These decreases were offset by an increase in revenues from existing customers of approximately $111,000 and the addition of new customers that contributed approximately $322,000 of additional revenue.

Included in the decrease from  one-time  customers  was  approximately  $222,000 relating to work performed for Global Weather Dynamics, a related company. Decreases from customers who ceased operations in the past year were largely due to fallout in our industry after September 11, 2001. However, we believe that the industry is recovering as evidenced by the addition of new customers and the strengthening financial condition of our existing customers. Our outlook for the remainder of the fiscal year remains positive.

Revenue from software license fees was approximately $226,000 for the nine months ended July 31, 2002 as compared to nil during the nine months ended July 31, 2001. We completed a sale of Airware's CLASS preferential bidding system in the nine months ended July 31, 2002 compared with no license sales in the nine months ended July 31, 2001. Software licensing efforts terminated in fiscal 2001 as we moved completely to an application service provider (ASP) pricing model. However, this customer requested a licensing pricing option when assessing our product.

Costs and expenses

Cost of service fees decreased approximately 17%, or $510,000, from approximately $3.0 million for the nine months ended July 31, 2001 to approximately $2.6 million for the nine months ended July 31, 2002. This change is primarily attributable to a decrease in salaries and benefits of approximately $367,000, a decrease in communications costs of approximately $180,000, and a decrease in facilities costs of approximately $46,000. Offsetting these decreases was an increase in royalties of approximately $57,000 and an increase in expenses for agents used in operations of approximately $25,000.

NAVTECH, INC.                                                                  8

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


--------------------------------------------------------------------------------
The decrease in salaries and benefits is due both to the staff reductions made in the fourth quarter of 2001, and staff time devoted to the implementation of the CLASS system sold in the nine months ended July 31, 2002. The decrease in communication costs was achieved through the renegotiation of contracts with our largest supplier and the elimination of duplication in certain network services. We decreased the number of our facilities during 2002, from six at July 31, 2001 to three at July 31, 2002. We also decreased the space rented in current facilities. Royalties are due on revenues generated by an operating partner. The increase in royalties in the nine months ended July 31, 2002 is proportional to the increase in revenues secured by products offered by our operating partner. The cost of agents used will vary in each period depending on the mix of work required, location of flights and other factors.

Cost of software license fees was approximately $49,000 for the nine months ended July 31, 2002 as compared to nil during the nine months ended July 31, 2001. We completed the sale of Airware's CLASS bidding system in the nine months ended July 31, 2002 compared with no license sales in the nine months ended July 31, 2001. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development expenses decreased approximately 29%, or approximately $70,000, from approximately $238,000 for the nine months ended July 31, 2001 to approximately $168,000 for the nine months ended July 31, 2002. This decrease is due primarily to the suspension of one major development project that employed five people in 2001. However, we are committed to increase research and development spending in future quarters to improve the functionality of our products and address our customers' needs (see "Plan of Operation - Research and Development" below).

Sales and marketing expenses decreased approximately 49%, or approximately $493,000, from approximately $1,012,000 for the nine months ended July 31, 2001 to approximately $519,000 for the nine months ended July 31, 2002. This decrease is attributable to a decrease in salaries and benefits of approximately $257,000, a decrease in marketing expenses of approximately $131,000 and a decrease in travel costs of approximately $105,000.

The decrease in salaries and benefits and travel expenses is due to the staff reductions made in the fourth quarter of 2001. As planned, marketing expenses decreased in the nine months ended July 31, 2002 as we discontinued certain marketing initiatives that were active in the nine months ended July 31, 2001. However, these initiatives are expected to increase in future quarters in order to market the functionality improvements currently being developed and as the capital spending in the market continues to increase (see "Plan of Operations - Marking Initiatives" below).

General and administrative expenses decreased approximately 30%, or approximately $401,000, from approximately $1,357,000 for the nine months ended July 31, 2001 to approximately $956,000 for the nine months ended July 31, 2002. This decrease is due primarily to a decrease in corporate travel costs of approximately $317,000, a decrease in professional fees of approximately $115,000, a decrease in salaries and wages of approximately $15,000 and a net decrease in other general and administrative expenses of approximately $10,000. Offsetting these decreases was an increase in bad debts of approximately $19,000 and an increase in insurance costs of approximately $38,000.

Our travel expenses have decreased significantly as we reduced the number of corporate trips required for our operations. Professional fees have decreased in the nine months ended July 31, 2002 due to the volume of work required in the acquisition of Airware last year. Bad debts increased in the nine months ended July 31, 2002 due to the bankruptcy of three customers. However, a recovery of these bad debts was experienced in the third quarter when the expected loss on one account was reduced by approximately $24,000. Insurance expenses increased as anticipated due to higher premiums charged in our industry after September 11, 2001.


NAVTECH, INC.                                                                  9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

Provision for bad debts - related parties

During the nine months ended July 31, 2001, we recorded a provision of $270,000 on monies owed to us from Easy Flying, S.A., a related party. $170,000 of the provision pertained to a $200,000 note receivable advanced to Easy Flying, S.A. and the remaining $100,000 pertained to services rendered. Also during the nine months ended July 31, 2001, a provision of $30,000 was made on monies owed from Global Weather Dynamics, Inc., a related party, pertaining to services rendered.

Provision for income taxes

During the third quarter of this year, we received a refund of taxes pertaining to the additional application of losses incurred in 2001 to taxable income earned in Ontario, Canada in 1999. This created a recovery of taxes in 2002 since this recovery was not recorded in prior years.

We have not recorded a provision for income taxes on net earnings of approximately $256,000 for the nine months ended July 31, 2002. This is due to income earned in the United States and Quebec, Canada where we have sufficient losses in prior years to offset our taxable income.

Net earnings (loss)

The  unaudited   consolidated  financial  statements  reflect  net  earnings  of approximately $256,000 for the nine months ended July 31, 2002 as compared to a net loss of approximately $1,187,000 for the nine months ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, our available funds consisted of $128,234 in cash. At July 31, 2002, we had a working capital deficiency of $673,206 as compared to a working capital deficiency of $900,377 as at October 31, 2001.

Cash flows from operations accounted for a net inflow of $520,313, primarily based on the net earnings for the quarter, the adjustment for non-cash items of approximately $157,000, a net decrease in operating assets of approximately $55,000 and an increase in operating liabilities of approximately $52,000.

Cash flows from investing activities for the nine months ended July 31, 2002 represent a net outflow of $47,052, primarily due to the purchase of capital assets.

Cash flows from financing activities for the nine months ended July 31, 2002 represent a net outflow of $379,834, primarily due to repayments of existing bank loans of approximately $29,000, repayments of other loans of approximately $185,000 and repayments of outstanding factored accounts receivable of approximately $166,000.

As of July 31, 2002, we had no significant capital commitments.

PLAN OF OPERATION

Beginning in the fourth quarter of 2001, we implemented a plan to reduce our working capital deficiency. Our operating results for the nine months ended July 31, 2002 show that we have achieved the desired reduction in operating costs through the implementation of this plan, as total operating costs decreased by approximately $1.7 million for the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. In addition, we improved the cash provided by our operations by approximately $910,000 in the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001.

The success of the above mentioned plan also allowed us to reduce our working capital deficiency by approximately $227,000 by July 31, 2002 to a deficiency of $673,206. While the continued success of our operations will aid in reducing the


NAVTECH, INC.                                                                 10

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------

deficiency further, we intend to execute on the following initiatives in future quarters with the goal of eliminating the deficiency.

Financing Initiatives

Equity

We anticipate that we will need to raise additional equity to fund our working capital needs. If we are unsuccessful in raising the equity required, it will take us longer to eliminate our working capital deficiency.

Bank Financing

On the strength of three straight quarters of profitability, we will attempt to secure an operating line of credit. This will enable us to have access to working capital if required and will provide less expensive financing than our current accounts receivable factoring facility. In the interim, we still have an authorized facility for accounts receivable factoring up to approximately $220,000 that was not drawn upon at July 31, 2002.

Operating Initiatives

Research and Development

In order to maintain the competitiveness of our products and to address other markets, we intend to allocate additional capital as well as employ a greater proportion of existing capital in research and development. This will allow us to maintain our current customer base and attract new customers. It is anticipated that we can finance these initiatives with the cash provided by our operations and through government research and development funding initiatives.

Marketing Initiatives

We need to increase our marketing initiatives in future quarters to improve our exposure. While we have been successful in generating revenues from new customers in 2002, we need to increase our efforts to provide exposure in new geographic regions and for new functionality developed in our products. It is anticipated that we can finance these initiatives with the cash provided by our operations.

Other

We also intend to seek to expand our operations, both geographically and in functionality through acquisitions. Any acquisition opportunities would be considered only in conjunction with equity or debt financing raised specifically for the purposes of acquisition.

While we have reduced or eliminated many operating expenses in the nine months ended July 31, 2002, we will continue to identify additional areas for cost reductions without sacrificing the services we provide to our customers.

NAVTECH, INC.                                                                 11

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits

       3(A)   Certificate of Incorporation, as amended (1)

       3(B)   By-Laws, as amended (2)


(b)    Reports on Form 8-K

       The Company filed no reports on Form 8-K during the quarter ended July 31, 2002.


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


NAVTECH, INC.                                                                 12

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Navtech, Inc.


Date: September 12, 2002            By:  /s/   David Strucke
                                         ---------------------------------------
                                         David Strucke
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Secretary, and
                                         Director
                                         (Principal Executive Officer, Principal
                                         Financial Officer, Principal
                                         Accounting Officer, and Duly
                                         Authorized Officer)



NAVTECH, INC.                                                                 13

CERTIFICATIONS

I, David Strucke, President, Chief Executive Officer and Chief Financial Officer of Navtech, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Navtech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002                  /s/ David Strucke
                                          -----------------------
                                          David Strucke
                                          President, Chief Executive Officer
                                          and Chief Financial Officer