Form 10KSB
period 2002-10-31
NAVTECH INC
filed 2003-01-29
CIK 790272

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

                   For the Fiscal Year Ended October 31, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____


--------------------------------------------------------------------------------

                         Commission File Number 0-15362


                                  NAVTECH, INC.
              (Exact name of small business issuer in its charter)

         Delaware                                            11-2883366
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    Suite 102, 2340 Garden Road
      Monterey, California                                        93940
(Address of principal executive offices)                      (Zip Code)


         Issuer's telephone number, including area code: (519) 747-1170

         Securities registered under Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
     Title of Each Class                                    on Which Registered

           None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 6,264,534

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of December 31, 2002, was $ 578,024

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of December 31, 2002 was 4,226,988 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: none
================================================================================

                                  NAVTECH, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended October 31, 2002

INDEX

Part I                                                                                          PAGE
    Item 1.   Description of Business.............................................................3
    Item 2.   Description of Property............................................................10
    Item 3.   Legal Proceedings..................................................................11
    Item 4.   Submission of Matters to a Vote of Security Holders................................12


Part II
     Item 5.  Market for Common Equity and Related Stockholder Matters...........................13
     Item 6.  Management's Discussion and Analysis or Plan of Operation..........................14
     Item 7.  Financial Statements...............................................................25
     Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure...............................................................26


Part III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..................................27
     Item 10. Executive Compensation.............................................................29
     Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters....................................................31
     Item 12. Certain Relationships and Related Transactions.....................................34


Part IV
     Item 13. Exhibits, List and Reports on Form 8-K ............................................36
     Item 14. Controls and Procedures............................................................37


INDEX TO FINANCIAL STATEMENTS....................................................................F-1


SIGNATURES          .............................................................................38

PART I

Forward-Looking Statements

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-KSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under "Other Considerations" in Item 6 below), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

On February 1, 2001, Navtech-US acquired Airware Solutions Inc., a Canadian company. Airware's premier products are a Preferential Bidding System (PBS) and an Internet-based crew-bidding program. A PBS provides for the matching of pilot preferences with airline requirements as a means of reducing costs and improving crew-member quality of life. On October 31, 2002, Airware was amalgamated with Navtech-Canada.

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. Our principal operations are based at 175 Columbia Street West, Suite 102, Waterloo, Ontario, Canada, N2L 5Z5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the NASD OTC Electronic Bulletin Board under the symbol "NAVH". For investor information, we can be reached at (519) 747-1170.

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

We believe that our success is generally attributable to four factors. First, we offer best of breed solutions through our retention of a highly skilled and experienced technical and flight operations workforce that combine knowledge of both aviation and software development. Second, we also employ a highly regarded technical and operations support team that provides customer service on a round-the-clock basis. Third, we are focused on an often ignored segment of our industry - the mid-sized carrier segment.. Our North American customer base is an enviable grouping of some of the most successful mid-sized airlines in North America, and we have recently made the inroads required to secure the all important launch customers for our core products in Europe. Finally, we have a reputation as an entrepreneurial organization capable of partnering and meeting the ever-changing needs of our customers to allow them to effectively compete in their marketplace.

Industry Overview

The flight operations industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the market place. These trends have caused convergence of flight operations management systems as it relates to airspace management and the different functions required to efficiently manage airlines operations. The major trends are:

o Significant increases in input costs for labor, fuel, and most recently, insurance;
o Rationalization of routes by the major network carriers in response to the general economic conditions and the increased success of low fare carriers;
o Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;
o Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;
o Increased outsourcing of non-core business activities as a means of reducing costs; and
o An increase in collaborative decision making (CDM) between the different airspace users as a means of improving capacity and efficiency. This effort is to reduce the estimated worldwide impact of $2 billion annually that results from an inefficient air traffic management system.

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

September 11, 2001

The tragic events of September 11, 2001 created a breaking point for the worldwide airline industry that had been experiencing a significant decrease in demand for its product through most of 2001 as a result of the impending worldwide recession. For those airlines already experiencing difficulties the results were disastrous. Between September and November 2001, many airlines went bankrupt including Ansett, Sabena, Swissair and Canada 3000. As of December 31, 2002, two major network carriers, US Air and United Airlines, are under Chapter 11 bankruptcy protection and another industry giant American Airlines has made similar warnings.

For most airlines, as it relates to their operations department information technology (IT) spending, the lasting result of September 11 and the worldwide recession is a substantial reduction in capital budgets and an inability to effectively address opportunities for replacement systems due to the reduction in staffing. These substantial reductions in IT spending continued throughout most of 2002; however, we have started to see a recovery in demand for IT projects where we can demonstrate significant cost reductions for our customers.

Strategy

Our objective is to be the premier provider of a complete integrated operations control system to the mid-sized airlines in the world. To achieve this objective, our strategy consists of a concentrated effort to build on our premier dispatch product line, acquire the crew scheduling and maintenance components for our overall integrated operations control system, and enter into strategic partnerships to fill out the remainder of specialty applications that a given client may require as part of their product suite.

Market for an Integrated Airline Operations Solution

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations management system that interfaces well with legacy systems and performs all of the following required functions in an integrated fashion:

o    Dispatch
o    Airline Schedule and Commercial Planning
o    Crew Scheduling
o    Maintenance
o    Ground and Customer Operations

As with most mature industries, airlines typically had functional silos for the different parts of their operation: crew, dispatch, maintenance, and passenger services/ground operations. In these organizations, decision-making was inefficient due to a lack of information or the inability to handle all of the information presented. The early 1990s saw the emergence of a systems operations control (SOC) philosophy in which the various functional silos would report to a single manager for the execution of the daily flight schedule. The implementation of the SOC philosophy has meant changes in physical location, reporting lines, decision-making authority, business processes and technology. Although the SOC philosophy was adopted in the large carrier segment (over 100 aircraft), especially in North America and Western Europe, several smaller carriers have moved to an integrated operations control system as the next step in the development of their operational effectiveness.

Current Navtech Solutions

Flight Plan Services

o DispatchProTM . DispatchPro provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The system has been created to bring together the requirements of flight planning, weather, Notices to Airmen (NOTAMs), communications, flight schedule maintenance, mapping, runway analysis, aviation communications, third-party integration and management reporting. The software is designed to operate on the powerful, scalable, open source LINUX operating system. DispatchProTM is available through either an ASP agreement, where Navtech hosts the system and provides access, or through the purchase of a license and installation at a customer site. It is currently used by customers in both North America and Europe. The first version of DispatchProTM was released in March 1998 as AURORA and has since undergone additional development to enrich much of its functionality.

o WebFPTM. Released in July 2001, WebFPTM is an Internet-based, scaled-down version of DispatchProTM available to airlines whose fleet size limits the requirement for the more sophisticated functionality of our high end product or for those customers unable or unwilling to pay the higher costs involved with normal communications methods. This product is offered through an ASP agreement.

NOTAM and Weather Services

o DataSourceTM. We have bundled our provision of weather and NOTAMs data, including both textual and graphical weather charts and airport obstacle data, under the DataSourceTM brand. We have become a primary provider of this data to foreign governments, marine service companies and airlines that may not necessarily use our core services. We make access to this data available through a variety of communications or delivery methods so that customers are assured of the timely delivery of this critical data.

Aircraft Performance Systems

o V1PlusTM. Our V1PlusTM service is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments to provide regulatory approved aircraft take-off and landing performance calculations. Our Aircraft Performance Systems group prepares monthly manuals or CD-ROMs that provide customized updated take-off and landing data specific to various aircraft/engine combinations, flap settings and runways for thousands of airports around the world.

o V1PlusOnboard*TM. Our V1PlusOnboardTM product provides the same aircraft performance data as V1PlusTM, but it is deployed on a laptop in the cockpit. This has some inherent advantages since a pilot does not need to scan chart after chart of manual data and perform complex calculations. Using this product, a pilot need only enter the required information - the system then calculates the maximum amount of payload.

o V1PlusIntegrated*TM. Our V1PlusIntegratedTM product provides the same aircraft performance data as V1PlusTM, but it is deployed through the flight papers that are prepared and transmitted to the crew. As well, since the product is used at the time of flight plan preparation, the dispatcher can automatically consider aircraft performance limitations that would affect maximum take-off or landing weights. V1PlusIntegratedTM is designed to reduce paper and logistics and to improve accuracy and dispatch reliability.

Outsourced Services

o OperationsCentreTM. Our OperationsCentreTM service provides outsourced dispatch and crew management services to airlines around the world. Our capabilities include flight planning, overflight and landing permits, slot control, ground handling, flight following, crew roster construction and daily crewing. This service is targeted at small and start up carriers that may not be able to afford in-house dispatch and crew management or those that have seasonal flight operations and do not want to deal with annual hiring, training and dismissing to meet their changing requirements.

Crew Management Systems

o CLASSTM and CLASSBidTM. CLASSTM allows the user to match available flying to an individual crew member's preferences in order to produce and optimize a final crew schedule that respects contractual constraints and company operating requirements. Today, our customer's pilots and crew, including those of Jetblue and Northwest, use CLASSTM to bid their scheduling preferences globally via the Internet, which makes the process of crew scheduling simple and efficient. The system is a true win-win for the airline and its crew-members and demonstrates extremely high overall crew satisfaction, and a reduction in crew related expenses and crew planner work.

Weight & Balance

o C.G. ProTM. We recently released our newest product, C.G. ProTM, to the market with the sale of the system to our launch customer, Amerijet International. C.G. ProTM incorporates aircraft first principles and technology to improve weight and balance processes. The system is available for use on a stand-alone basis or across a network, and in both wide and narrow body aircraft, in passenger, freight or combination configurations.

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

We currently have a broad customer base of over 110 airlines worldwide. In North America we have 75 customers using our products and services, including 28% of all long-haul carriers using our core dispatch systems. Our European market has been one of development over the last two years and we have recently implemented our core DispatchProTM system at our European launch customer, Virgin Express, and the Frankfurt Flight Control office of Delta AirlinesTM. At the end of fiscal 2002, we had 38 airlines based in Europe, Africa and the Middle East using our products and services. No customer was in excess of 10% of our total revenues for the last fiscal year.

Competition

The market for the integrated operations control systems is intensely competitive and subject to rapid change. We expect competition to increase in the future as our new products come to market and consolidation of vendors continues. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, and underlying technology.

Our main competitors can be divided into four main categories:

o Major airline information technology spin-offs such as Lufthansa's Information Technology Software GmbH (LIDO), The Sabre Group (a former subsidiary of American Airlines), and Atraxis, a Swissair subsidiary recently acquired by EDS.
o    Major systems integrators such as IBM, EDS and Unisys.
o Aviation software vendors such as Jeppesen (recently acquired by Boeing), Honeywell, SITA (the European aviation network provider) and ARINC (the American aviation network provider).
o Smaller independent companies with annual revenue of less than US$20 million that have developed flight operations management solutions for commercial aviation such as AIMS, Carmen Systems, AD OPT and David R. Bornemann and Associates (recently acquired by Sabre).

We believe that the larger corporations such as Boeing, Lufthansa, EDS, Honeywell, SITA and ARINC have an interest in being the driving forces behind not only the infrastructure development (i.e. onboard systems, moving map technology, ground to air communications) but also the service delivery (i.e. outsourcing of air traffic management responsibilities). We also believe that these corporations all require the essential flight planning component to be tightly integrated with the other elements of an integrated operations control system, a validation of our strategy.

Marketing and Distribution

The overall airline industry decline led to a complete review of our market and the methods in which we can access the market.

Direct Sales

We employ a direct sales force to market our products and services in North America and Europe through offices in Canada and the United Kingdom. In addition, we employ an account management team that provides customer and sales support and sells add-on services to existing customers. Throughout 2003 we intend to further develop this team in order to enhance our ability to distribute new products currently in development as well as to expand our customer base into our secondary markets.

Strategic Alliances

We have been providing dispatch services to the corporate marketplace through a licensing agreement with Universal Weather and Aviation, Inc., a Houston, Texas-based aviation services producer. With Universal Weather, we are exploring opportunities to offer additional products and services directly to their customer base.

In fiscal 2001 we entered into a strategic partnership with RM Rocade AB, a Swedish company that provides the airline industry with consulting services, support and an integrated software system covering the areas of commercial planning, crew management, operations control and network intelligence. Our global alliance with RM Rocade has positioned us to directly solicit the installed customer base of our partner. Together we have secured a launch customer for a combined product offering. Through offering increased functionality, competitive pricing and integration with RM Rocade's installed systems, we are able to greatly reduce our direct sales costs and better target opportunities.

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

We communicate with our customers through account managers and user group meetings to determine the latest requirements of the operations department of an airline. During 2002 we started emphasizing a product development function that coordinates requirements and manages the life-cycle and positioning of our products.

During fiscal 2001 and 2002, we spent approximately $420,000 and $299,000, respectively, on product research and development activities. These amounts represented approximately 6% and 4%, respectively, of revenue in each of those years. We are committed to continue our expenditures on research and product development.

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

Employees

As of November 30, 2002, we had a total of 81 employees (of which 77 were full time employees) including the following:

o    5 in sales and marketing,
o    5 in account management,
o    23 in customer support,
o 8 in professional services (quality assurance, IT system administration, installation management, testing and documentation),
o    29 in research and development, and product maintenance, and
o    11 in management, finance and administration.

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

Item 2.  Description of Property

We have offices in the following locations:

Monterey, California

Our head office is located at Suite 206, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and we currently sublet approximately 750 square feet of office space from an arms-length company for $2,400 per month expiring in March 2004.

Waterloo, Ontario

Navtech-Canada leases approximately 10,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. We use this location for flight operations, software development, customer support, sales, account management and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $16,900 Canadian (approximately $10,800 US) and terminates on October 31, 2006.

Crawley, West Sussex, UK

Navtech-UK has a five-year lease, expiring February 19, 2003, for the premises located at Durand House, Manor Royal, Crawley, West Sussex, UK. This office encompasses approximately 1,900 square feet of space and is used for flight operations, customer support and administration. The current monthly rent expense is approximately 3,000 Pounds (approximately $4,600 US).

Our total rent expense was approximately $238,000 for the year ended October 31, 2002. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

Item 3.  Legal Proceedings

On September 13, 1999, we received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been obtained. We have not been served with a summons and complaint. We are of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments.

Item 4.  Submission of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2002.


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

                                                   High                  Low
------------------------------------------- -------------------- ---------------
Year Ended October 31, 2002
     Fourth Quarter                           $    0.45             $    0.20
     Third Quarter                                 0.30                  0.15
     Second Quarter                                0.35                  0.15
     First Quarter                                 0.16                  0.15
------------------------------------------- -------------------- ---------------

------------------------------------------- -------------------- ---------------
Year Ended October 31, 2001
     Fourth Quarter                           $    0.66             $    0.15
     Third Quarter                                 0.90                  0.47
     Second Quarter                                1.13                  0.67
     First Quarter                                 1.62                  0.56
------------------------------------------- -------------------- ---------------

Shareholders

Our transfer agent has advised us that the approximate number of record holders of common stock at November 30, 2002 was 289.

Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2002.

Item 6.  Managements Discussion and Analysis or Plan of Operation

Results of Operations

The following table shows our annual results of operations for fiscal years 2001 and 2002 (in thousands except per share amounts):


                                                 Results of Operations       Percentage of Total Revenue
                                             -------------------------------------------------------------
                                             For the year ended October 31, For the year ended October 31,
                                             -------------------------------------------------------------
                                                  2001          2002           2001            2002
--------------------------------------------- ------------- -------------- -------------- ----------------
REVENUE
     Service fees                               $   6,341     $   6,039           100%            96%
     Software license fees                              -           226             -              4
--------------------------------------------- ------------- -------------- -------------- ----------------
     Total revenue                                  6,341         6,265           100            100
--------------------------------------------- ------------- -------------- -------------- ----------------

COSTS AND EXPENSES
     Cost of services                               3,914         3,387            62             54
     Cost of software license fees                      -            49             -              1
     Research and development                         420           299             6              5
     Selling and marketing                          1,216           643            19             10
     General and administrative                     1,753         1,209            28             19
     Provision  for (recovery of) bad debt -
related
          parties                                     402           101             6              -
     Amortization of goodwill                          46            11             1              -
     Goodwill impairment charge                       424            87             7              1
--------------------------------------------- ------------- -------------- -------------- ----------------
     Total costs and expenses                       8,175         5,786           129             90
--------------------------------------------- ------------- -------------- -------------- ----------------
Income (loss) from operations                      (1,834)          479           (29)            10
--------------------------------------------- ------------- -------------- -------------- ----------------
Other income (expense)
     Interest expense                                (153)         (107)           (2)            (2)
     Interest revenue                                   1             4             -              -
--------------------------------------------- ------------- -------------- -------------- ----------------
                                                     (152)         (103)           (2)            (2)
--------------------------------------------- ------------- -------------- -------------- ----------------
Income (loss) before income taxes                  (1,986)          376           (31)             8
Income taxes                                         (138)          (33)           (2)             -
--------------------------------------------- ------------- -------------- -------------- ----------------
Net earnings (loss)                                (1,848)          409           (29)%            8%
--------------------------------------------- ------------- -------------- -------------- ----------------
Net earnings (loss) per share
     Basic                                      $    (0.47)   $     0.09
--------------------------------------------- ------------- --------------
     Diluted                                    $    (0.47)   $     0.09
--------------------------------------------- ------------- --------------

Overview

In 2002, we had net earnings of approximately $409,000, total revenues of approximately $6,265,000 and income from operations of approximately $479,000. This is in comparison to 2001 when we had a net loss of approximately $1,848,000, total revenue of approximately $6,341,000 and an operating loss of approximately $1,834,000. The net earnings in 2002 were due to various factors as detailed below:

o We sold a license to our CLASS preferential bidding system in the first quarter for approximately $226,000.
o In 2001 and the first quarter of 2002, we instituted cost reductions in the following areas:
     o Reductions in headcount of approximately 30%. These reductions were made in all functional areas of our business with a focus in development and sales staff.
     o We eliminated operating facilities in Denver, Colorado and Ottawa, Canada.
     o We reduced our travel expenses through the staff reductions mentioned above, and also by eliminating non-critical corporate travel.
     o We reduced the number of trade shows attended in 2002 and efforts were focused on shows with high exposure to our target market. Accordingly, other marketing expenses were reduced as well.
o    We closed our operating facility in Montreal, Canada on April 30, 2002.
o In the fourth quarter of 2002, we decided to write-off the remaining unamortized goodwill balance of $87,243 relating to the 1999 acquisition of Navtech-UK. The decision to recognize an impairment loss was made in light of Navtech-UK's inability to generate a profit after the acquisition, mounting intercompany balances and the length of time estimated for us to recover the initial investment. After analyzing estimated cash flows in future years, it was determined that we will be able to recover the amounts invested in Navtech-UK in approximately three years. However, due to the uncertainty of market conditions and business performance beyond that period, we arrived at the decision to write-off the remaining goodwill. We determined the amount of the impairment charge based on discounted net cash flows.
o In the fourth quarter of 2002, we decided to write-off the remaining net book value of the receivable from Global Weather Dynamics, Inc., a related party, amounting to approximately $101,000. We have not received any payments in the last three fiscal quarters and collection of this debt remains doubtful at October 31, 2002.

Critical Accounting Policies

The following accounting policies are fundamental to the measurement and presentation of disclosures contained in our consolidated financial statements (see Note 2 to our consolidated financial statements contained in Item 7).

Basis of presentation

The consolidated financial statements include the accounts of the Navtech-US and our wholly-owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All significant intercompany accounts and transactions have been eliminated upon consolidation. Navtech-US acquired all of the issued and outstanding shares of common and preferred stock of Airware on February 1, 2001. On October 31, 2002, Airware was amalgamated with Navtech - Canada.

Foreign currency translation

     a.   Translation of foreign subsidiaries' accounts

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

     b.   Translation of foreign currency transactions

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

We have adopted the provisions of FAS 141 effective July 1, 2001. We are required to adopt FAS 142 effective November 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. As there were no intangible assets recorded at October 31, 2002, we have determined that FAS 142 will have no material impact on our future financial statements. During the year ended October 31, 2002, the amortization expense associated with goodwill was $11,196 and a charge for goodwill impairment in the amount of $87,243 was recorded. There was no unamortized goodwill remaining at October 31, 2002.

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

Revenue

Our revenue has traditionally been derived from two major sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, crew management services, and ongoing customer support and (ii) sales of software licenses.

Total revenue decreased approximately $77,000, or approximately 1%, from approximately $6.4 million in 2001 to approximately $6.3 million in 2002.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United States, Canada and Europe, although we also have customers located in Mexico, Africa, and South America.

The following table shows total revenues on a customer geographic basis for fiscal 2001 and 2002 (in thousands except percentage amounts):

                                                      Total Revenue           Percentage of Total Revenue
                                              -------------------------------------------------------------
                                                   2001           2002            2001           2002
---------------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America             $   4,472      $   4,836            70%             77%
and other
Canada                                                 937            661            15              11
Europe, Africa and Middle East                         932            767            15              12
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $   6,341      $   6,264           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------

United States, Mexico, South America and other

In fiscal 2002, we derived approximately $4.8 million from sales in the United States, Mexico, South America and other, as compared to approximately $4.5 million in fiscal 2001. This increase is due primarily to:

o    an increase in software license fees of approximately $226,000
o    an addition of new customers representing approximately $460,000 in revenue
o    an increase in fees to existing customers of approximately $315,000

Customer losses and bankruptcies accounted for a loss in service fee revenue of approximately $659,000 during this period. Included in the decrease from one-time customers was approximately $326,000 relating to work performed for Global Weather Dynamics and Easy Flying, S.A., related companies. Decreases from customers who ceased operations in the past year were largely due to fallout in our industry after September 11, 2001. However, we believe that the industry is recovering as evidenced by the addition of new customers and the strengthening financial condition of our existing customers. Our outlook for the remainder of the fiscal year remains positive.

Canada

Sales in Canada accounted for approximately $661,000 of revenue in fiscal 2002 as compared to approximately $937,000 in fiscal 2001. This decrease is due primarily to:

o an increase in customer losses due to bankruptcy, accounting for a loss of revenue of approximately $257,000
o an increase in other ad-hoc customer losses, accounting for a loss of revenue of approximately $40,000

New  customers  added  during  the year  contributed  approximately  $49,000  of
additional   revenue  and  increases  in  service  fees  to  existing  customers represented an additional $28,000 of revenue.

Europe, Africa and Middle East

Sales in Europe, Africa and Middle East amounted to approximately $767,000 in fiscal 2002 as compared to approximately $932,000 in fiscal 2001. This decrease is due primarily to:

o an increase in customer losses due to bankruptcy, accounting for a loss of revenue of approximately $120,000
o an increase in other ad-hoc customer losses, accounting for a loss of revenue of approximately $97,000
o    a decrease in service fees from existing customers of approximately $68,000

New customers added during the year contributed approximately $120,000 of additional revenue.

Service fees

Revenue from service fees was approximately $6.0 million in 2002 as compared with approximately $6.3 million in 2001, a decrease of approximately 5%, or approximately $302,000. This decrease is due to:

o an increase in customer losses due to bankruptcy, accounting for a loss of revenue of approximately $601,000; these losses include the expected fallout from September 11, 2001
o an increase in other ad-hoc customer losses, accounting for a loss of revenue of approximately $566,000, including revenues from related parties in 2001 amounting to approximately $326,000

These decreases were offset by an increase in new customers that contributed revenues of approximately $640,000 and an increase in service to existing customers of approximately $225,000. These increases reflect the willingness of our customers to add additional products to their suite and our ability to market our products to new customers in an increasingly competitive market.

Software license fees

Revenue from software license fees was approximately $226,000 in 2002 as compared with no license sales in 2001. We completed a sale of Airware's CLASSTM preferential bidding system in the first quarter. Software licensing efforts terminated in fiscal 2001 as we moved completely to an application service provider (ASP) pricing model. However, this customer requested a software license pricing option when assessing our product.

Costs and Expenses

Cost of services

Costs of services consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 2001 and 2002 (in thousands except percentage amounts):

                                                       2001                2002           Percentage Change
------------------------------------------------ ------------------ ------------------- --------------------
Salaries and benefits                                 $      2,353       $      1,999               (15)%
Communication costs                                            936                701               (25)
Agent costs                                                     37                 57                54
Rent                                                           292                229               (22)
Computer leases and maintenance                                 49                 48                (2)
Royalties                                                       40                111               178
Depreciation                                                   123                129                 5
Other                                                           84                113               (15)
------------------------------------------------ ------------------ ------------------- -------------------
                                                      $      3,914       $      3,387               (13)%
------------------------------------------------ ------------------ ------------------- -------------------

The cost of services was approximately $3.4 million in 2002 compared with approximately $3.9 million in 2001, a decrease of approximately $527,000, or approximately 13%. The major components of this decrease are:

o    a decrease of salaries and benefits of approximately $354,000
o    a decrease in communications costs of approximately $235,000
o    a decrease in rents of approximately $63,000
o    an increase in royalties of approximately $71,000

We rationalized our operations in 2001, resulting in a decrease in headcount of approximately 30% and consequently salaries and benefits. Reduction took place in all functional areas of our business including operations. However, these decreases were mitigated by an increase in headcount in the third and fourth quarters. Hiring was focused in the areas of quality assurance and systems administration in order to maintain the high level of quality our customers have come to expect.

We are continually searching for methods to decrease communications costs. In 2002, we eliminated duplicate network communications services and negotiated a new contract with our largest communications provider resulting in lower long-distance costs.

Rent  expenses  decreased  due  to  the  elimination  of  several   non-critical
operational facilities in Denver, Colorado, Ottawa, Canada and Montreal, Canada.

Currently we license several engine decks used in providing aircraft performance services at a royalty cost of 40% of the associated revenues. Most of the new revenue for these services in 2002 utilized these engine decks, giving rise to the increase in royalties. Also, our new product, C.G. ProTM, is licensed from the same company at a cost of 60% of all revenues.

In addition, other expenses, including agent costs and depreciation, accounted for an increase of approximately $54,000.

Cost of software license fees

Cost of software license fees was approximately $49,000 in 2002 as compared with no costs in 2001. We completed a sale of Airware's CLASSTM preferential bidding system in the first quarter compared with no license sales in 2001. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development

Our research and development activities are undertaken in Canada. Both Navtech-Canada and Airware qualify for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial tax credits are generated at a rate of 10% of qualifying expenditures. These credits are available to reduce income taxes payable and are non-refundable. Since there was no taxable income in Canada in 2002 or 2001 after the application of losses from prior years, investment tax credits are available to reduce future income taxes in the next seven years.

Research and development expenses decreased from approximately $420,000 in 2001 to approximately $299,000 in 2002, representing a decrease of approximately $121,000, or approximately 29%. This is due to the rationalization of our operations in 2001 resulting in the loss of development capacity. In 2002, we eliminated an office in Ottawa, Canada, a facility dedicated to development. However, these decreases were mitigated by recent hiring in the third and fourth quarters as our recent profitable operations have allowed us to focus on new development aimed at improving the competitiveness of our products. As a result, we anticipate research and development costs to increase in 2003.

Selling and Marketing Expenses

The following table shows the major components of selling and marketing expenses for fiscal 2001 and 2002 (in thousands except percentage amounts):

                                2001           2002        Percentage Change
--------------------------- ---------------- ------------- -------------------
Salaries and benefits         $     785        $     526            (33)%
Marketing and trade shows           181               34            (81)
Travel                              250               83            (67)
--------------------------- ---------------- ------------- -------------------
                              $   1,216        $     643            (47)%
--------------------------- ---------------- ------------- -------------------

Selling  and  marketing  expenses  decreased  by  approximately   $573,000,   or
approximately 47%, from approximately $1.2 million in 2001 to approximately $643,000 in 2002. This decrease can be attributed primarily to:

o a decease in salaries and benefits of approximately $259,000 - this was the result of the reduction in our sales force from a peak of seven in 2001 to two in 2002.
o a decrease in marketing and trade shows of approximately $147,000; in 2002, we focused our sales efforts on trade shows that gave us the maximum exposure to our target market and eliminated participation in non-critical shows.
o a decrease in travel expenses of approximately $167,000 related to the reduction in sales force and sales activities mentioned above.

As the airline industry and the general economy improves, we intend to dedicate further resources to our sales and marketing efforts. As a result, we anticipate that our selling and marketing expenses will increase in 2003.

General and Administrative Expenses

The following table shows the major components of general and administrative expenses for fiscal 2001 and 2002 (in thousands except percentage amounts):

                                      2001              2002        Percentage
                                                                      Change
--------------------------------- ---------------- --------------- -------------
Professional and consulting         $   284             $   157           (45)%
Wages                                   624                 566            (9)
Insurance                                98                 152            55
Travel                                  322                  51           (84)
Provision for bad debts                 160                  71           (56)
Depreciation                             28                  22           (21)
Other                                   237                 189           (20)
--------------------------------- ---------------- --------------- -------------
                                    $ 1,753             $ 1,209           (31)%
--------------------------------- ------------------- --------------- ----------

General and administrative expenses decreased by approximately $544,000, or approximately 31%, from approximately $1.8 million in 2001 to approximately $1.2 million in 2002. This decrease can be attributed primarily to:

o    a decrease in corporate travel expenses of approximately $271,000
o    a decrease in the provision for bad debts of approximately $89,000
o    a decrease in professional and consulting fees of approximately $127,000
o    a decrease in salaries and benefits of approximately $58,000
o    an increase in insurance costs of approximately $54,000

With the change in senior management during the first quarter of 2002, and with our efforts focused on our core business, travel expenses decreased as we focused all corporate travel on trips necessary to maintain our current operations. Also, these changes allowed us to reduce our administrative salaries and benefits, although the impact of this in 2002 was reduced by $69,000 in severance payments made to Duncan Macdonald, our former Chief Executive Officer, who resigned his position in November 2001.

The decrease in the provision for bad debts was due primarily to increased bad debt provisions in 2001 due to a rise in bad debts following September 11, 2001. Receivables increased in strength during 2002, resulting in lower provisions for bad debts.

The decrease in professional and consulting fees was due to services required in the prior year related to the acquisition of Airware. These services included legal costs, audit costs related to required Securities and Exchange Commission filings and tax services. In 2002, only routine services for audit, tax and regular monthly legal advice were required.

The increase in insurance costs was due to the fallout of September 11, 2001. Premiums for all policies that were renewed in 2002 at least doubled, including for directors and officers liability, errors and omissions and property insurance policies. To mitigate this increase in insurance cost, we decided to terminate our receivables insurance policy after we deemed that the cost was prohibitive relative to our expected losses.

Provision for (recovery of) bad debt - related parties

Easy Flying S.A.

During fiscal year 2001, as a condition to a subscription agreement with third parties, we loaned $200,000 to Easy Flying S.A., a related party, and received a promissory note in the amount of $200,000. Easy Flying S.A. subsequently filed for bankruptcy on September 28, 2001. We provided in our financial statements the sum of $170,000 on the note of $200,000 and an additional reserve of $120,665 representing other trade amounts receivable from Easy Flying S.A at October 31, 2001 (see Item 12 hereof).

In the fourth quarter of fiscal 2002, we foreclosed on 100,000 Navtech shares that had served as security for payment of the note. On the date of transfer, these shares had a fair market value of $30,000, equal to the net book value of the receivable. Therefore, this transaction had no impact on our statement of operations in fiscal 2002.

Global Weather Dynamics Inc.

During fiscal year 2001, we performed consulting services for Global Weather Dynamics Inc., a related party. Given our knowledge of Global's financial position, we determined to discontinue services to Global and provide an allowance of $111,111 on this receivable (which represented one-half of the outstanding amounts for consulting services and related expenses).

In fiscal 2002, we secured an assignment from Global Weather Dynamics Inc. of a letter of credit payable to Global Weather Dynamics Inc. in the amount of $160,000 payable upon Global's successful completion of a customer project. Currently, we have limited information about the status of this project and the collectability of this debt has become doubtful. Therefore, an additional provision of $101,171 was made in 2002 to reduce the net book value of this receivable to nil.

Amortization of Goodwill

Amortization of goodwill decreased approximately $35,000, or approximately 76%, from approximately $46,000 in 2001 to approximately $11,000 in 2002. The decrease represents the amortization of goodwill recorded upon the acquisition of Airware in 2001 prior to the determination that this asset was impaired.

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

In the fourth quarter of 2002, we decided to write-off the remaining unamortized goodwill balance of $87,243 relating to the 1999 acquisition of Navtech-UK. The decision to recognize an impairment loss was made in light of Navtech-UK's inability to generate a profit after the acquisition, mounting intercompany balances and the length of time estimated for us to recover the initial investment. After analyzing estimated cash flows in future years, it was determined that, in all likelihood, we will be able to recover the amounts invested in Navtech-UK in approximately three years. However, due to the uncertainty of market conditions and business performance beyond that period, we arrived at the decision to write-off the remaining goodwill. We determined the amount of the impairment charge based on discounted net cash flows.

Other Income (Expense)

Interest Expense

Interest expense decreased approximately $46,000, or approximately 30%, from approximately $153,000 in 2001 to approximately $107,000 in 2002. This decrease is primarily attributable to the termination of receivables factoring during the year and the decreased interest payments on loans as they near maturity. We still have the receivables factoring facility secured last year in the event that short-term needs require it in 2003.

Recovery of Income Taxes

Recovery of income taxes decreased approximately $105,000, or approximately 76%, from approximately $138,000 in 2001 to approximately $33,000 in 2002. The recovery in 2001 was achieved through the application of the losses incurred in 2001 to taxable income in 2000. The recovery in 2002 was achieved through the application of the losses incurred in 2001 to taxable income in 1999 and the recovery of refundable tax credits in 2000. These losses were not applied until 2002.

No provision for income taxes was made in 2002 due to income earned in jurisdictions where there are sufficient losses available for carryforward to eliminate any taxable income.

Net Earnings (Loss)

The financial statements reflect net earnings of approximately $409,000 for fiscal 2002, as compared to a net loss of approximately $1,848,000 for fiscal 2001.

We reflected a net decrease in revenue of approximately $77,000 offset by a net decrease in costs and expenses of approximately $2.5 million, resulting in a net increase in earnings before income taxes of approximately $2.4 million. Offsetting this increase was the recovery of approximately $33,000 of income taxes in 2002 compared to the recovery of approximately $138,000 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, we had available cash of $207,610 and a working capital deficiency of $466,148, compared to available cash of $22,011 and a working capital deficiency of $900,377 as of October 31, 2001.

Our cash flows from operating activities amounted to a net inflow of $698,020 in fiscal 2002 as compared to a net outflow of $398,103 in fiscal 2001. The inflow in fiscal 2002 was primarily due to the net earnings, and the adjustment for depreciation, amortization, and goodwill impairment of approximately $273,000, and the provision for uncollectable accounts of approximately $45,000, offset by the increase in net operating assets of approximately $32,000.

Our cash flows from investing activities amounted to a net cash outflow of $80,098 in fiscal 2002 as compared to a net cash outflow of $284,156 in fiscal 2001. Our fiscal 2002 net cash outflow was caused by the following:

o During the year, we sold office furniture and computer and telephone equipment for net proceeds of $8,257. Some of these assets were located in operating facilities that were closed during 2002.
o    We purchased capital assets in the amount of $88,355.

Our cash flows from financing activities amounted to a net outflow of $444,866 in fiscal 2002 as compared to a net inflow of $343,006 in fiscal 2001. Our fiscal 2002 net outflow was caused primarily by the following:

o We repaid all advances under our receivables factoring facility obtained in 2001 amounting to $165,984. This facility will remain available for our use, should short-term demands arise, until we can obtain a traditional operating line of credit through a major financial institution.
o    We made principal payments of $278,509 against bank and other loans.

During 2001, we accumulated significant losses, and, by fiscal year end, we had a stockholders' deficiency of approximately $465,000 and a working capital deficiency of approximately $900,000. These facts gave rise to doubts about our viability as a going concern. However, during 2002, we had net earnings of approximately $409,000, and, by fiscal year end, we had reduced our stockholders' deficiency by approximately $388,000 and had reduced our working capital deficiency by approximately $434,000. We accomplished this solely through our operating cash flow.

It is anticipated that, based on the cost reductions implemented as discussed above, we will be able to eliminate our working capital deficiency from operating cash flow during fiscal year 2003.

As of October 31, 2002, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OTHER CONSIDERATIONS

Uncertainty of Future Operating Results; September 11, 2001

While our operating results were positive during fiscal 2002, future operating results may vary significantly due to the volatility of our industry. After September 11, 2001, the airline industry has been subject to much change and several large carriers have filed for bankruptcy. The continued impact of this tragic event cannot be predicted. The bankruptcy of one or more significant customers can have a material adverse effect on our financial statements and liquidity.

Global Economic and Political Conditions

Our operating results may vary significantly based upon the impact of changes in global economic and political conditions on our customers. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that could negatively impact the financial health of several of our customers. Currently, only 7% of our revenues are derived from customers operating in such politically volatile regions, thus mitigating this risk.

Competition

Our competition has increased in recent years as competitors attempt to acquire market share in segments where we have significant customers. In addition, many of these competitors have larger financial, technical and marketing resources than us giving rise to the risk that we may not be able to compete with these companies in the long-term. In order to maintain our market share, we must rely on our ability to develop and market innovative products according to our strategic plan. However, there is no assurance that our competitors will not attempt to develop and market similar products.

Risk of Exchange Rate Fluctuations

While the majority of our sales contracts are denominated in the functional currency, a significant amount of our operations are located in either Canada or Europe giving rise to significant operating expenses denominated in currencies other than the functional currency. Adverse fluctuations in the exchange rates of these currencies relative to the U.S. Dollar may have an adverse effect on our financial statements.

Uncertain Protection of Intellectual Property Rights

Our success depends significantly on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have not sought patent protection for our products. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of the United States and Canada, in which we market our products. In the past, we have been required to provide limited confidential disclosure of portions of our source code for our products or to place such source code into escrow as a condition of a license agreement. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain or use information that we consider proprietary. Also, there can be no assurance that our competitors will not independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Further, no assurance can be given that we will have the financial resources to engage in litigation against parties who may infringe on our intellectual property rights. While we realize that our competitive position may be affected by our ability to legally protect our software, we believe the impact of this protection is less significant to our commercial success than factors such as the level of experience of our personnel, name recognition, and increased investment in new product development.

There can be no assurances that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in litigation, which may be costly, or require us to obtain a license for the intellectual property rights of others. There can be no assurance that such licenses will be available on reasonable terms or at all.

Attraction and Retention of Key Personnel

Execution of our strategic plan requires us to attract and retain talented and qualified employees in the coming months. Our success is highly dependent on our ability to identify, hire, train and retain highly qualified technical and sales and marketing personnel with flight operations experience, including recently hired officers and other employees. Competition for such personnel is always strong, and there can be no assurance that we will be successful in our efforts. This may have a material adverse effect on our financial statements.

Volatility of Share Prices

The market price for our common shares has been and may continue to be subject to wide fluctuations in response to operating results, announcements of new products or contracts and market conditions in the industry, as well as general economic conditions, among other factors. In addition, stock markets have experienced volatility in recent months and this volatility may harm the market price of our common shares.

Acquisition   of  Companies  /  Completion  of  Development  to  Meet  Strategic
Objectives

In order to provide an integrated product offering, we need to either acquire companies that possess required technologies, or develop these technologies internally. If there are no suitable companies available to acquire or if we do not secure the funding required to complete such an acquisition or complete internal development, this may impede our ability to maintain or increase our market share.

Item 7.  Financial Statements

The financial statements begin on Page F-1 following Item 14 hereof.

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:


==================== ====== ====================================================

Name                  Age    Positions and Offices
==================== ====== ====================================================

David Strucke        34     President, Chief Executive Officer, Chief Financial
                            Officer, Secretary and Director
-------------------- ------ ----------------------------------------------------

Derek Dawson         34     Vice President - Sales and Business Development
-------------------- ------ ----------------------------------------------------

Lee Fryer-Davis      30     Vice President - Software Development
-------------------- ------ ----------------------------------------------------

Bill Scott           46     Vice President - Operations
-------------------- ------ ----------------------------------------------------

Thomas D. Beynon     61     Director
-------------------- ------ ----------------------------------------------------

Michael Jakobowski   42     Director
-------------------- ------ ----------------------------------------------------

Michael Ueltzen      57     Director
==================== ====== ====================================================


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

     Derek Dawson has served as our Vice President - Sales and Business Development since April 2002. Prior thereto and from January 2001, he served as our Executive Vice President - Business Development. Mr. Dawson served as our Chief Operating Officer from January 1999 to January 2001 and our President from January 2000 to January 2001. From September 1997 to January 1999, Mr. Dawson was our Vice President - Operations. From 1995 to 1997, he served as Manager for Corporate Development for a large industrial contracting firm. From 1991 to 1995, Mr. Dawson was an air navigator with the Canadian Air Force involved in strategic and tactical airlifts as well as training duties. Mr. Dawson has been a business instructor, on a part-time basis, at Wilfrid Laurier University since 1997.

     Lee Fryer-Davis has served as our Vice President - Software Development since April 2002. From November 2000 to February 2002, Mr. Fryer-Davis was Vice President, Engineering at QJunction Technology, a company that produces natural language voice recognition systems. Mr. Fryer-Davis has also held development management positions at MKS Software, Descartes Systems Group and Teklogix. Mr. Fryer-Davis has a Master's Degree in Mathematics from the University of Waterloo and a Bachelor of Science Degree from the University of Western Ontario.

     Bill Scott has served as Vice President of Operations since May, 2002. Prior to joining Navtech Mr. Scott was with CheckFree i-Solutions as the Vice President of Product Management, Training and Support at their software development site in Waterloo. Mr. Scott started his career with NCR Corp. in 1979 in Sales. He subsequently held positions in Product Marketing, at their Canadian head office in Mississauga, and in Product Management at their R&D facility in Waterloo, Ontario. He joined Christie Digital Systems (formally known as Electrohome Ltd.) in 1997 as Director of Marketing, which included managing the Support and Product Management teams. Mr. Scott graduated from Wilfrid Laurier University in Honours Business (1979), majoring in Industrial Marketing. He has spent the majority of his professional career in the high tech sector in Product Management and Marketing positions, working very closely with customers and internal organizations such as engineering development, support, implementation and training.

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

     Michael Jakobowski has served as Chief Financial Officer of Cambridge Information Group since September 1999. Prior to joining Cambridge, Mr. Jakobowski was the Vice President of Accounting for Thomson Financial Database Group from August 1997 to September 1999, and the Corporate Controller for Kline Group from June 1994 to August 1997. Mr. Jakobowski is a member of the American Institute of Certified Public Accountants. Prior to 1994, Mr. Jakobowski spent over 11 years in public accounting with Price Waterhouse, Coopers & Lybrand, and Johnson Lambert and Co. Mr. Jakobowski has served as one of our Directors since November 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2002, all Section 16(a) filing requirements applicable to the officers, directors and 10% stockholders were complied with, except that Mr. Fryer-Davis filed his Form 3 one day late.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years of all of our executive officers as of October 31, 2002 who had a total salary and bonus for such year in excess of $100,000, as well as the compensation for Duncan Macdonald, our former Chief Executive Officer.

===================================== ================================================= ===================
                                                                                            Long-Term
                                                                                           Compensation
                                                                                        -------------------
                                                    Annual Compensation                       Awards
-------------------------- ---------- ---------------- ------------ ------------------- -------------------
                                                                                              Common
                                                                                              Stock
   Name and Principal                                                  Other Annual         Underlying
        Position             Year         Salary          Bonus        Compensation          Options
-------------------------- ---------- ---------------- ------------ ------------------- -------------------
David Strucke,               2002      $ 94,319        $ 19,062          -0-                100,000
 Chief                       2001      $ 87,086           -0-            -0-                  -0-
 Executive Officer           2000      $ 76,405           -0-            -0-                 50,000
-------------------------- ---------- ---------------- ------------ ------------------- -------------------
Derek Dawson,                2002      $104,234           -0-            -0-                  -0-
 Vice                        2001      $ 98,715           -0-            -0-                  -0-
 President - Sales and       2000      $105,259           -0-            -0-                 50,000
 Business Development
-------------------------- ---------- ---------------- ------------ ------------------- -------------------
Duncan Macdonald,            2002      $ 78,412 (2)       -0-            -0-                  -0-
 Chief Executive Officer     2001      $141,785           -0-            -0-                  -0-
 (1)                         2000      $ 81,820           -0-         $ 2,500 (3)            50,000
========================== ========== ================ ============ =================== ===================

(1) Mr. Macdonald resigned his position as Chief Executive Officer in November 2001.
(2) Includes approximately $69,000 paid to Mr. Macdonald as severance in connection with his resignation.
(3) Represents amounts paid as an independent advisor to Navtech. Excludes amounts paid to Kintyre & Company Limited, an entity controlled by Mr. Macdonald, for consulting services rendered to Navtech-Canada.

Option Tables

               OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2002

======================================================================================================================
                         Shares of Common Stock
                       Underlying Options Granted    Percent of Total Options
                                                     Granted to Employees in         Exercise
         Name                                              Fiscal Year             Price/Share      Expiration Date
----------------------------------------------------------------------------------------------------------------------
David Strucke                   100,000                       38.8%                   $0.15            02/04/12
----------------------------------------------------------------------------------------------------------------------
Derek Dawson                      -0-                           -                       -                  -
----------------------------------------------------------------------------------------------------------------------
Duncan Macdonald                  -0-                           -                       -                  -
======================================================================================================================

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2002 AND FISCAL YEAR-END OPTION VALUES

================================== ================================= ==================================
                                        Number of Unexercised              Value of Unexercised
                                              Options at                   In-the-Money Options
                                           October 31, 2002                 at October 31, 2002
---------------------------------- --------------------------------- ----------------------------------
Name                                  Exercisable/Unexercisable          Exercisable/Unexercisable
---------------------------------- --------------------------------- ----------------------------------
David Strucke                               100,000/50,000                     $8,438/$7,500
---------------------------------- --------------------------------- ----------------------------------
Derek Dawson                                  50,000/-0-                         $938/-0-
---------------------------------- --------------------------------- ----------------------------------
Duncan Macdonald                               -0-/-0-                            -0-/-0-
================================== ================================= ==================================

No options were exercised by any of Messrs. Strucke, Dawson or Macdonald during the fiscal year ended October 31, 2002.

Long-Term Incentive Plan Awards

No awards were made to Messrs. Strucke, Dawson or Macdonald during the fiscal year ended October 31, 2002 under any long-term incentive plan.

Compensation of Directors

Our Directors, with the exception of salaried officers, are entitled to receive an annual retainer of $6,000 (payable quarterly in advance) and $500 per Board and/or committee meeting attended. The Chairman of the Board is entitled to receive an annual retainer of $7,200 (payable quarterly in advance), and the Chairman of a committee is entitled to receive $750 per committee meeting chaired. In addition, our Directors are entitled to be reimbursed for travel expenses incurred in attending any meeting of the Board or any of its committees. Our By-Laws also provide, to the extent permitted by law, for certain indemnification of our Directors.

On December 11, 2001, Messrs Jakobowski and Ueltzen, who had recently joined the Board, were granted options for the purchase of 25,000 shares each at an exercise price of $0.37 per share.

Employment   Contracts,   Termination   of  Employment   and   Change-In-Control
Arrangements

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Ownership

Our common stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding our outstanding common stock beneficially owned as of December 31, 2002 by:

o each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock,
o    each present Director,
o    each person named in the Summary Compensation Table above, and
o    all of our present executive officers and Directors as a group

========================================= ============================== =========================
Name and Address of Beneficial Owner      Number of Shares               Approximate Percentage
                                          Beneficially Owned             of Outstanding Shares
----------------------------------------- ------------------------------ -------------------------
Robert N. Snyder                          890,000 (1)                    20.6%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
Alain Mallart                             658,700 (2)                    15.6%
38 avenue des Klauwaerts
1050 Brussels, Belgium
----------------------------------------- ------------------------------ -------------------------
Dorothy A. English                        465,000 (3)                    10.4%
175 Columbia Street West
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Michael Ueltzen                           325,000 (4)                    7.6%
5801 Lee Highway
Arlington, Virginia
----------------------------------------- ------------------------------ -------------------------
Republic Electronics Corporation          300,000 (5)                    7.1%
5801 Lee Highway
Arlington, Virginia
----------------------------------------- ------------------------------ -------------------------
St. Andrews Capital Limited Partnership   296,543 (6)                    7.0%
25 Allaura Boulevard
Aurora, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
David Strucke                             152,500 (7)                    3.5%
175 Columbia St. W. Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Duncan Macdonald                          100,000(8)                     2.4%
11 Bedford Crescent
Ottawa, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Derek Dawson                                50,000 (9)                   1.2%
175 Columbia St. W., Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Thomas D. Beynon                          45,000 (10)                    1.1%
675 Riverbend Drive
Kitchener, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Michael Jakobowski                        35,000 (11)                    *
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
All executive  officers and Directors as  607,500 (4)(7)(9)(10)(11)      13.5%
a group (7 persons)
========================================= ============================== =========================

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

(4) Based upon Schedule 13D filed with the Securities and Exchange Commission. Represents (i) 300,000 shares owned by Republic Electronics Corporation (see footnote (6)) of which Mr. Ueltzen is the majority shareholder, President and Chief Executive Officer, and (ii) 25,000 shares that are issuable upon exercise of options that are currently exercisable or are exercisable within 60 days.

(5)  Based upon Schedule 13D filed with the Securities and Exchange Commission.

(6) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Based upon such Schedule 13D, as amended, 1436917 Ontario Inc. ("Ontario") is the general partner of St. Andrews Capital Limited
     Partnership and William Cookson is the sole shareholder, sole officer and sole director of Ontario.

(7) Includes 112,500 shares that are issuable upon exercise of options that are currently exercisable or are exercisable within 60 days.

(8) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission and information otherwise known to us.

(9) Represents shares that are issuable upon exercise of options that are currently exercisable.

(10) Represents shares that are issuable upon exercise of options that are currently exercisable.

(11) Includes 25,000 shares that are issuable upon exercise of options that are currently exercisable or are exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

o    All compensation plans previously approved by security holders; and

o    All compensation plans not previously approved by security holders.


                                         EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------- ------------------------ -------------------- -------------------------------
                                          Number of securities     Weighted average         Number of securities
                                            to be issued upon      exercise price of      remaining available for
                                               exercise of            outstanding       future issuance under equity
                                          outstanding options,     options, warrants   compensation plans (excluding
                                           warrants and rights        and rights          securities reflected in
                                                   (a)                    (b)                   column (a))
                                                                                                    (c)
---------------------------------------- ------------------------ -------------------- -------------------------------
Equity  compensation  plans approved by         1,092,015                $.55                    2,080,485
security holders
---------------------------------------- ------------------------ -------------------- -------------------------------
Equity  compensation plans not approved            -0-                    -0-                       -0-
by security holders
---------------------------------------- ------------------------ -------------------- -------------------------------
Total                                           1,092,015                $.55                    2,080,485
---------------------------------------- ------------------------ -------------------- -------------------------------

Item 12.  Certain Relationships And Related Transactions

Alain Mallart/Easy Flying S.A.

Alain Mallart is one of our principal stockholders and, to our knowledge, is a principal stockholder of Easy Flying S.A., a company incorporated in France.

In October 2000, Easy Flying S.A., purchased 500,000 common shares from us at a price of $500,000. Easy Flying S.A. also purchased a Weather and NOTAMS system for $250,000, with $100,000 due upon contract signing and the remaining $150,000 due in three installments on April 1, 2001, July 1, 2001 and October 1, 2001.

In June 2001, in an effort to raise additional working capital, two shareholders of Easy Flying S.A. (including an entity controlled by Mr. Mallart) purchased from us a total of 400,000 common shares for $400,000. Concurrent with this purchase, and as a condition to raising this capital, we loaned Easy Flying S.A. a total of $200,000. The loan was repayable on December 31, 2002. As security for the repayment of the loan, Easy Flying S.A. pledged 100,000 of our common shares.

On September 28, 2001, Easy Flying S.A. filed for bankruptcy in France. At the date of filing, Easy Flying S.A. owed us the full amount of the $200,000 note receivable in addition to $120,665 relating to the sale of the Weather and NOTAMS system and related services. At October 31, 2001, for financial reporting purposes, we reserved the sum of $290,665 against the amounts owing from Easy Flying S.A. The remaining $30,000 not provided for represented the estimated net realizable value of our 100,000 common shares pledged as security.

In the fourth quarter of fiscal 2002, we foreclosed on 100,000 Navtech shares that had served as security for payment of the note. On the date of transfer, these shares had a fair market value of $30,000, equal to the net book value of the receivable. Therefore, this transaction had no impact on our statement of operations in fiscal 2002.

Global Weather Dynamics, Inc.

Robert Snyder is one of our principal stockholders and is a principal stockholder of Global Weather Dynamics, Inc.

Michael Ueltzen is one of our Directors and was President of Global until his resignation effective January 1, 2002. Mr. Ueltzen is also the majority shareholder, President, and Chief Executive Officer of Republic Electronics
Corporation, one of our principal stockholders. We have been advised by Mr. Ueltzen that The Republic Group, of which Mr. Ueltzen is the sole stockholder, President and Chief Executive Officer, received $35,882 and $269,316 from Global during fiscal 2002 and 2001, respectively, in consideration of services rendered. We have been advised by Mr. Ueltzen that The Republic Group has continued to provide services to GWDI during 2003.

Duncan Macdonald, our former Chief Executive Officer, acted as a consultant and advisor to Global during 1999 and 2000. Mr. Macdonald advised us that, during fiscal 2001, he received payment from Global of $46,500 for reimbursement of expenses. Subsequent to his resignation as our Chief Executive Officer, Mr. Macdonald has been engaged as an advisor and management consultant to Global.

During the year ended October 31, 2001, a director of Global also served on our board as a designee of Mr. Snyder.

During fiscal 2001, we performed consulting services for Global and made several miscellaneous payments on their behalf. Given our knowledge of Global's financial position, we provided an allowance for doubtful accounts of $111,111 (representing one-half of the balance outstanding at October 31, 2001). This balance consisted primarily of outstanding consulting fees and related expenses. The remaining balance of $111,112 represented our estimate of the net realizable value of this receivable.

In fiscal 2002, we secured an assignment from Global Weather Dynamics Inc. of a letter of credit payable to Global Weather Dynamics Inc. in the amount of $160,000 payable upon Global's successful completion of a customer project. Currently, we have limited information about the status of this project and the collectability of this debt has become doubtful. Therefore, an additional provision of $101,171 was made in 2002 to reduce the net book value of this receivable to nil. Global is still an active company and we continue to pursue efforts to collect the outstanding balance.

Item 13.  Exhibits, Lists, and Reports On Form 8-K

(a) Exhibits

     2 Share Purchase Agreement dated February 1, 2001 among Navtech, Inc., Jose Gomide, Mario Guzzi, Daniel Vatne, Karin Vatne, James J. Rowan and Les Enterprises Ligeti Inc. (7)

     3(A) Certificate of Incorporation, as amended (8)

     3(B) By-Laws (5)

     10(A)Consulting Agreement dated as of November 1, 1993 between Compuflight,
          Inc. (Navtech, Inc's former name) and Bert E. Brodsky, together with amendment thereto dated December 2, 1993 (1)

     10(B)Promissory  Note  dated as of  November  1,  1993  payable  by Bert E.
          Brodsky to the order of Compuflight, Inc. in the principal amount of $804,000 (1)

     10(C)Lease dated October 8, 1996 between  1394464  Ontario Inc. and Navtech
          Systems Support Inc. with respect to Waterloo, Ontario premises (3)

     10(D) 1995 Key Employees and Advisors Stock Option Plan, as amended (2)

     10(E)Retirement  Agreement  dated as of August 5, 1999  between  Russell K.
          Thal and Compuflight, Inc. (4)

     10(F)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $600,000 (4)

     10(G)Promissory  Note dated as of August 5, 1999  payable  by  Compuflight,
          Inc., to the order of Russell K. Thal in the principal amount of $60,594 (4)

     10(H) 1999 Stock Option Plan (6)

     10(I)Subscription  Agreement  dated as of June 15,  2001  between  Navtech,
          Inc. and Net Mutation S.A. (9)

     10(J)Subscription  Agreement  dated as of June 15,  2001  between  Navtech,
          Inc. and Kleber Beauvillain (9)

     10(K)Promissory  Note dated as of June 29,  2001 from Easy  Flying  S.A. to
          Navtech, Inc. (9)

     10(L)Pledge Agreement dated as of June 29, 2001 between  Navtech,  Inc. and
          Easy Flying S.A. (9)

     10(M)Form  of  Stock  Option  Agreement  for  options  granted  to  Michael
          Jakobowski and Michael Ueltzen dated as of December 11, 2001 and to Thomas Beynon dated as of May 11, 2001 (9)

     10(N)Minutes of  Settlement  and  Release  dated as of  November  29,  2001 between Navtech Systems Support Inc. and Duncan Macdonald (9)

     10(O)Subscription  Agreement  dated as of March 31, 2000  between  Navtech,
          Inc. and Robert Snyder

     10(P)Stock Option  Agreement dated as of February 4, 2002 between  Navtech,
          Inc. and David Strucke

     21   Subsidiaries

     23   Consent of Deloitte & Touche LLP

     99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(9) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001.


b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended October 31, 2002.


Item 14.  Controls And Procedures

Within 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, our Chief Executive Officer and Chief Financial Officer reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

NAVTECH, INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the accompanying consolidated balance sheets of Navtech, Inc. and subsidiaries (the "Company") as of October 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche, LLP
Chartered Accountants
Kitchener, Ontario
December 13, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)


                                                                                 -----------------------------------
Fiscal Year Ended October 31,                                                             2001              2002
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                     $   6,341,299    $   6,038,223
   Software license fees                                                                        -          226,311
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                        6,341,299        6,264,534
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                     3,914,408        3,386,728
   Cost of software license fees                                                                -           49,243
   Research and development                                                               420,378          298,942
   Selling and marketing                                                                1,215,522          643,176
   General and administrative                                                           1,752,921        1,208,560
   Provision for bad debt - related parties (Note 6)                                      401,778          101,171
   Amortization of goodwill                                                                45,587           11,196
   Goodwill impairment charge (Note 3)                                                    424,177           87,243
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                             8,174,711        5,786,259
--------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                          (1,833,412)         478,275
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense                                                                      (152,756)        (106,611)
   Interest revenue                                                                           692            3,859
--------------------------------------------------------------------------------------------------------------------
                                                                                         (152,064)        (102,752)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                      (1,985,476)         375,523
Recovery of income taxes (Note 13)                                                       (137,570)         (33,801)
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                 $  (1,847,906)   $     409,324
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per share (Note 12)
   Basic                                                                            $       (0.47)   $        0.09
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          $       (0.47)   $        0.09
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (Note 12)
   Basic                                                                                3,925,265        4,318,655
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                              3,925,265        4,666,155
--------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                  ---------------- -----------------
October 31,                                                                               2001              2002
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current Assets
   Cash                                                                              $     22,011     $    207,610
   Accounts receivable (net of allowance for bad debts
     of $95,372; 2001 - $144,025)                                                         687,952          526,667
   Accounts receivable - related parties (net of allowance for bad debts of
       $212,283; 2001 - 231,778) (Note 6)                                                 111,111                -
   Investment tax credits receivable (Note 4)                                              22,186           10,308
   Prepaid expenses and other                                                              63,972           84,819
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          907,232          829,404
Capital Assets, Net (Note 5)                                                              574,384          466,148
Note Receivable From Related Party (net of allowance for bad debts of nil; 2001
      - 170,000) (Note 6)                                                                  30,000                -
Goodwill (net of accumulated amortization of $78,145; 2001 - $66,949) (Note 3)             98,439                -
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,610,055     $  1,295,552
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                          $  1,227,956     $  1,025,236
   Note payable - factoring                                                               165,519                -
   Income taxes payable                                                                    34,886                -
   Long-term debt - current portion (Note 7)                                              278,863          182,788
   Obligation under capital leases - current portion (Note 7)                               2,865            7,678
   Deferred lease inducements - current portion (Note 8)                                   13,776           13,883
   Deferred revenue                                                                        83,744           63,902
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,807,609        1,293,487
Long-Term Debt (Note 7)                                                                   209,829           27,991
Obligation Under Capital Leases (Note 7)                                                    2,755           10,060
Deferred Lease Inducements (Note 8)                                                        55,104           41,647
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        2,075,297        1,373,185
--------------------------------------------------------------------------------- ---------------- -----------------

Commitments And Contingencies (Note 14)

STOCKHOLDERS' DEFICIENCY
Common stock (Note 9)                                                                       4,835            4,835
Authorized - 20,000,000, Par value $0.001, Issued - 4,834,906 (2001 - 4,834,906)
Preferred stock - Authorized - 2,000,000, Par value $0.10, Issued - nil (2001 -
nil)
Treasury stock (Note 9)                                                                      (508)            (608)
Additional paid-in capital                                                              3,108,361        3,078,088
Accumulated other comprehensive income                                                     48,466           57,124
Accumulated deficit                                                                    (3,626,396)      (3,217,072)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (465,242)         (77,633)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  1,610,055     $  1,295,552
--------------------------------------------------------------------------------- ---------------- -----------------

See Notes to the Consolidated Financial Statements

NAVTECH, INC.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(In US Dollars)


                                                                 Accumulated                                 Total
                                                  Additional        Other                                Stockholders'    Total
                               Share    Capital    Paid-In      Comprehensive   Treasury    Accumulated     Equity/    Comprehensive
                            ---------- ---------
                              Shares     Amount    Capital          Income       Stock        Deficit    (Deficiency)  Income (Loss)
--------------------------- ---------- --------- ------------ --------------- ----------- -------------- ------------- ------------

Balances, October 31, 2000   3,917,523  $  3,917  $2,191,289   $     45,766    $    (503)  $ (1,778,490) $    461,979
Issuance of shares (Note 9)    759,883       760     811,594                                                  812,354
Stock options exercised        157,500       158      63,827                                                   63,985
Issuance of warrants upon
  Acquisition of Airware
  Solutions Inc. (Note 3)                             49,091                                                   49,091
Treasury shares (Note 9)                              (7,440)                         (5)                      (7,445)
Translation adjustments                                               2,700                                     2,700   $     2,700
Net loss                                                                                     (1,847,906)   (1,847,906)   (1,847,906)
--------------------------- ---------- --------- ------------ --------------- ----------- -------------- -------------  ------------
Balances, October 31, 2001   4,834,906  $  4,835  $3,108,361   $     48,466    $    (508)  $ (3,626,396) $   (465,242)  $(1,845,206)
--------------------------- ---------- --------- ------------ --------------- ----------- -------------- -------------  ------------
Treasury shares (Note 9)                             (30,273)                       (100)                     (30,373)
Translation adjustments                                               8,658                                     8,658         8,658
Net earnings                                                                                    409,324       409,324       409,324
--------------------------- ---------- --------- ------------ --------------- ----------- -------------- -------------  ------------
Balances, October 31, 2002   4,834,906  $  4,835  $3,078,088   $     57,124    $    (608)  $ (3,217,072) $    (77,633)  $   417,982
--------------------------- ---------- --------- ------------ --------------- ----------- -------------- -------------  ------------

See Notes to the Consolidated Financial Statements

NAVTECH, INC.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

                                                                                  ---------------- -----------------
Fiscal Year Ending October 31,                                                           2001              2002
--------------------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings (loss)                                                               $    (1,847,906) $       409,324
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation                                                                           177,780          174,682
   Amortization of goodwill                                                                45,587           11,196
   Goodwill impairment charge                                                             424,117           87,243
   Provision for uncollectible accounts                                                    23,650          (56,530)
   Provision for bad debt - related parties                                               401,778          101,171
   Loss on sale of capital assets                                                           1,079           16,480
   Deferred lease inducements                                                             (14,065)         (13,815)
Changes in operating assets and liabilities, net of the effect of acquisition:
   Accounts receivable                                                                   (134,182)         235,212
   Prepaid expenses and other                                                              30,590          (19,735)
   Investment tax credits receivable                                                      152,796           11,990
   Accounts payable, accrued liabilities and other liabilities                            402,060         (203,826)
   Deferred revenue                                                                        85,498          (20,388)
   Income taxes payable                                                                  (146,885)         (34,984)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (398,103)         698,020
--------------------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Acquisition of Airware Solutions Inc., net of cash acquired of $1,874                     (49,864)               -
Note receivable advanced to related party                                                (200,000)               -
Proceeds on sale of capital assets                                                          3,985            8,257
Advances to former parent company, net                                                     37,164                -
Purchase of capital assets                                                                (75,441)         (88,355)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                         (284,156)         (80,098)
--------------------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Repurchase of shares                                                                       (7,445)            (373)
Advances from (repayment of) factored receivables                                         168,985         (165,984)
Repayment of bank loan                                                                    (83,840)         (37,489)
Repayment of loans                                                                       (348,678)        (241,020)
Issuance of common shares                                                                 613,984                -
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          343,006         (444,866)
--------------------------------------------------------------------------------- ---------------- -----------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                  (10,375)          12,543
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                            (349,628)         185,599
Cash, beginning of year                                                                   371,639           22,011
--------------------------------------------------------------------------------- ---------------- -----------------
Cash, end of year                                                                 $        22,011  $       207,610
--------------------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                         $       114,270  $        83,525
   Cash paid during the year for income taxes                                     $             -  $        11,426
--------------------------------------------------------------------------------- ---------------- -----------------
See Notes to Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

1.   DESCRIPTION OF THE BUSINESS

Navtech, Inc. ("Navtech-US") was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. ("Navtech-Canada"), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited ("Navtech-UK"), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Airware Solutions Inc. ("Airware"), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Quebec in 1986. On October 31, 2002, Airware was amalgamated with Navtech-Canada.

The Company develops, markets and supports flight operations and crew management systems for the commercial aviation industry. The Company's systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Navtech-Canada, Navtech-UK and Airware. All significant intercompany accounts and transactions have been eliminated upon consolidation. Navtech-US acquired all of the issued and outstanding shares of common and preferred stock of Airware on February 1, 2001. See Note 3.

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

     b)   Translation of foreign currency transactions

Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. Monetary assets and liabilities denominated in a currency other than the functional currency are converted to the functional currency at the exchange rate in effect at the balance sheet date. All foreign currency transaction gains and losses have been included in earnings.

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

Purchased computer software             40%     Declining balance
Computer equipment                      30%     Declining balance
Computer equipment under capital lease  30%     Declining balance
Furniture and fixtures                  20%     Declining balance
Office furniture under capital lease    20%     Declining balance
Office equipment                        20%     Declining balance
Leasehold improvements           Term of lease  Straight line

Goodwill

Goodwill is recorded at cost. Amortization is computed on the straight-line method over ten years. See Asset impairment and Recently issued accounting pronouncements.

Asset impairment

The Company reviews the carrying value of intangible and other long-lived assets at least annually for evidence of impairment. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. See Note 3.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized.

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

Investment tax credits

Investment tax credits are recorded as a reduction of income tax expense. Investment tax credits not utilized in the current year can be used to offset income taxes in future years.

Revenue recognition

The Company records software license revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenues upon delivery and customer acceptance if no significant obligations remain deliverable to the customer; the sales contract fee is fixed or determinable and all amounts owing from the customer are due within one year and collection is probable. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Third-party costs incurred by the Company that are directly related to license sales are deferred until such time as the related revenues are recognized.

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

The Company adopted the provisions of FAS 141 effective July 1, 2001. The Company is required to adopt FAS 142 effective November 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with previously existing accounting literature. Goodwill and intangible assets acquired in a business combination completed before July 1, 2001 will continue to be amortized prior to the adoption of FAS 142. As there were no intangible assets recorded at October 31, 2002, the Company has determined that FAS 142 will have no material impact on its future financial statements. During the year ended October 31, 2002, the amortization expense associated with goodwill was $11,196 and a charge for goodwill impairment in the amount of $87,243 was recorded. There was no unamortized goodwill remaining at October 31, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. Adoption of FAS 144 is required for the Company's fiscal year beginning on November 1, 2002. Since the Company does not intend to dispose of a business segment and no impairment of remaining long-lived assets is foreseen at October 31, 2002, the Company has determined that SFAS 144 will have no material impact on its financial statements.

3.   ACQUISITIONS

Acquisitions completed in the year ended October 31, 2002

No acquisitions were completed in the year ended October 31, 2002.

However, in the fourth quarter of 2002, the Company decided to write-off the remaining unamortized goodwill balance of $87,243 relating to the 1999 acquisition of Navtech-UK. The decision to recognize an impairment loss was made in light of continuous operating losses in the first three years after the acquisition, negative cash flows and the length of time estimated for the Company to recover the initial investment. After analyzing estimated cash flows in future years, it was determined that, in all likelihood, the Company will be able to recover the amounts invested in Navtech-UK in approximately three years. However, due to the uncertainty of market conditions and business performance beyond that period, the Company concluded to write-off the remaining goodwill. The Company determined the amount of the impairment charge based on discounted net cash flows.

Acquisitions completed in the year ended October 31, 2001

On February 1, 2001, the Company acquired all of the issued and outstanding shares of common and preferred stock of Airware. Airware develops scheduling systems for the global airline industry. The consideration the Company paid to the common stockholders of Airware consisted of an aggregate of 133,560 common shares valued at $1.25 per share, the closing price of the Company's common stock on February 1, 2001, and 56,000 warrants to acquire 56,000 common shares at an exercise price of $1.25 per share which expired January 31, 2002. The warrants were valued at $49,091 as determined by their estimated fair value as of February 1, 2001 using the Black-Scholes option pricing model using the following assumptions:

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
--------------------------------------------------------------------------------

The Company paid the preferred shareholders of Airware a cash payment of $50,000 Canadian (approximately $33,500 US). Concurrently with the closing of the acquisition, the Company settled certain obligations of Airware by issuing an aggregate of 76,323 common shares and making cash payments totaling $112,000 Canadian (approximately $75,000 US). The acquisition was accounted for using the purchase method as follows:

------------------------------------------------------- ------------------
Purchase price including acquisition costs                 $     466,514
------------------------------------------------------- ------------------

Purchase price allocation:
         Tangible net assets acquired                      $       8,009
         Goodwill                                                458,505
------------------------------------------------------- ------------------
                                                           $     466,514
------------------------------------------------------- ------------------

As at October 31, 2002, all warrants issued in connection with the acquisition had expired. None were exercised.

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

4.   INVESTMENT TAX CREDITS RECEIVABLE

Navtech-Canada and Airware have filed claims for Investment Tax Credits for its scientific research and experimental development activities for fiscal years ended October 31, 1992 through January 31, 2001. Scientific research and experimental Investment Tax Credits ("ITCs") are available to certain entities located in Canada carrying out qualified research and development. Further, these credits, since 1995, have been available at both the federal and provincial level.

Claims 1992 - 1995

All of Navtech-Canada's claims for the fiscal years ended October 31, 1992 through October 31, 1995 were subjected to both financial and technical audits by the Canada Customs and Revenue Agency ("CCRA"), the Canadian taxing authority. Based on its technical audit, the CCRA disallowed certain expenses related to projects deemed non-qualifying, and accordingly, reduced the final assessed claim. Further, the CCRA has rejected Navtech-Canada's Notices of Objections to these assessments. Navtech-Canada has filed an appeal to the Tax Court of Canada. The amounts in dispute (translated into US dollars at the appropriate spot rate) are as follows:

                                                                    Year ended
                                                                   October 31,
                                       -------------------- -------------------
                                                      2001                2002
-------------------------------------- -------------------- -------------------
Taxation year ended:
   March 31, 1992                         $        25,776      $        25,776
   March 31, 1993                                  97,288               97,288
   March 31, 1994                                  39,507               39,507
   October 31, 1995                                76,096               76,096
-------------------------------------- -------------------- -------------------
                                                  238,667              238,667
Less: Allowance                                   238,667              238,667
-------------------------------------- -------------------- -------------------
                                          $             -      $             -
-------------------------------------- -------------------- -------------------

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

Investment Tax Credits Receivable

Investment tax credits receivable (translated into US dollars at the appropriate spot rate) consist of the following amounts:

                                                                                      Year ended
                                                                                     October 31,
                                                         -------------------- -------------------
                                                                        2001                2002
-------------------------------------------------------- -------------------- -------------------
Taxation year ended:
   March 31, 1992 through October 31, 1995 (disputed)    $          238,667   $          238,667
   January 31, 2001 (unassessed)                                     22,186               15,805
-------------------------------------------------------- -------------------- -------------------
                                                                    260,853              254,472
Less: Allowance                                                     238,667              244,164
-------------------------------------------------------- -------------------- -------------------
                                                         $           22,186   $           10,308
-------------------------------------------------------- -------------------- -------------------

5.       CAPITAL ASSETS

                                                                    October 31,
                                              ---------------- ----------------
                                                         2001             2002
--------------------------------------------- ---------------- ----------------
Cost
   Purchased computer software                $      601,914   $       641,309
   Computer equipment                                640,894           546,768
   Computer equipment under capital lease                  -            17,062
   Furniture and fixtures                            106,204            98,126
   Office furniture under capital lease                8,451             8,517
   Office equipment                                  161,872           157,704
   Leasehold improvements                            198,203           201,772
--------------------------------------------- ---------------- ----------------
                                                   1,717,538         1,671,258
--------------------------------------------- ---------------- ----------------
Accumulated depreciation
   Purchased computer software                       460,149           521,251
   Computer equipment                                459,462           408,983
   Computer equipment under capital lease                  -             2,732
   Furniture and fixtures                             54,397            57,874
   Office furniture under capital lease                1,916             3,248
   Office equipment                                   85,897           102,846
   Leasehold improvements                             81,333           108,176
--------------------------------------------- ----------------- ----------------
                                                   1,143,154         1,205,110
--------------------------------------------- ----------------- ----------------
                                              $      574,384   $       466,148
--------------------------------------------- ----------------- ----------------

6.   DUE FROM RELATED PARTIES

Easy Flying, S.A.

October 31, 2001

During fiscal year 2001, as a condition to a subscription agreement with third parties, the Company loaned $200,000 to Easy Flying S.A., a related party, and received a promissory note in the amount of $200,000. Easy Flying S.A. subsequently filed for bankruptcy on September 28, 2001. The Company provided in its financial statements the sum of $170,000 on the note of $200,000 and an additional reserve of $120,665 representing other trade amounts receivable from Easy Flying S.A. at October 31, 2001.

October 31, 2002

In the fourth quarter of fiscal 2002, the Company foreclosed on 100,000 Navtech shares that had served as security for payment of the promissory note issued in fiscal 2001. On the date of transfer, these shares had a fair market value of $30,000, equal to the net book value of the receivable. Therefore, this transaction had no impact on the Company's statement of operations in fiscal 2002.

Global Weather Dynamics, Inc.

October 31, 2001

During fiscal 2001, the Company performed consulting services for Global Weather Dynamics, Inc. ("GWDI"), a related party. Given the Company's knowledge of GWDI's financial position, the Company determined to discontinue services to GWDI and provide an allowance of $111,111 on this receivable (which represented one-half of the outstanding amounts for consulting services and related expenses).

October 31, 2002

During fiscal 2002, the Company secured an assignment from GWDI of a letter of credit payable to GWDI in the amount of $160,000 payable upon GWDI's completion of a customer project. Currently, we have limited information about the status of this project and the collectability of this debt has become doubtful. Therefore, an additional provision of $101,171 was made in 2002 to reduce the net book value of this receivable to nil.

7.   LONG-TERM DEBT

Long-term debt as of October 31, 2001 and 2002 is as follows:

                                                                                                          October 31,
                                                                              -------------------- -------------------
                                                                                             2001                2002
----------------------------------------------------------------------------- -------------------- -------------------

Note payable to Avcon Associates Inc.,  interest at 18%, payable in blended  weekly  payments  of $900  Canadian  ($575 USD)
     through March 2005.                                                                  46,235               35,651

Note payable representing a retirement allowance, non-interest bearing note with an original face value of $600,000 payable in 96 semi-monthly payments through November 2003. The note has been recorded at its net present value
     using a discount rate of 7.5%.                                                      263,144              144,253

Small business bank loan payable, interest at the bank's prime rate (4.50% at
     October 31, 2002) plus 3.00%, payable in monthly principal payments of
     $4,250 Canadian ($2,714 USD) plus interest based on a 36 month amortization period. This loan is secured by security interest in all capital
     assets of Navtech-Canada except real property.                                       56,552               24,423

Term loan, interest at 10.5%, payable in monthly payments of principal and interest of $10,190 through September 2002. This loan was secured by security interest in a current
     customer contract.                                                                  106,358                    -

Term loan,  no interest,  payable in monthly  payments of $1,000
     Canadian ($634 USD) through June 2002.                                                5,069                    -

Equipment note, payable in monthly payments of principal and interest of $598 through August 2003. This note is secured by security interest in a telephone system in
     Monterey, California.                                                                11,334                6,452
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                         488,692              210,779
Less: Current portion                                                                    278,863              182,788
----------------------------------------------------------------------------- -------------------- -------------------
Long-term portion                                                             $          209,829   $           27,991
----------------------------------------------------------------------------- -------------------- -------------------


Maturities of long-term debt as of October 31, 2002 are as follow:

----------------------------------------------------------------------------- -------------------- -------------------
2003                                                                                                  $       182,788
2004                                                                                                           21,940
2005 and thereafter                                                                                             6,051
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      $       210,779
----------------------------------------------------------------------------- -------------------- -------------------

The Company is committed under capital leases for computer and office equipment with terms expiring at various dates between 2003 and 2005. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follows:


Minimum lease payments for year ended October 31,
   2003                                                  $         9,838
   2004                                                            6,844
   2005                                                            4,631
----------------------------------------------------- --------------------
----------------------------------------------------- --------------------
                                                                  21,313
Less: Amounts representing interest                                3,575
----------------------------------------------------- --------------------
----------------------------------------------------- --------------------
Balance of obligation                                             17,738
Less: Current portion                                              7,678
----------------------------------------------------- --------------------
----------------------------------------------------- --------------------
Long-term portion                                        $        10,060
----------------------------------------------------- --------------------


8.       DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 2001 and 2002 are as follows:

                                                               October 31,
                                   -------------------- -------------------
                                                  2001                2002
---------------------------------- -------------------- -------------------
Deferred lease inducements         $          137,762   $          138,827
Less: Accumulated amortization                 68,882               83,297
---------------------------------- -------------------- -------------------
                                               68,880               55,530
Less: Current portion                          13,776               13,883
---------------------------------- -------------------- -------------------
                                   $           55,104   $           41,647
---------------------------------- -------------------- -------------------


9.       SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 common shares with a par value of $0.001, and 2,000,000 preferred shares with a par value of $0.10. At October 31, 2002, there were 4,834,906 common shares issued and fully paid (2001 - 4,834,906) and no preferred shares issued.

Year ended October 31, 2002

The Company did not issue any common shares during the year ended October 31, 2002.

Treasury stock

On January 9, 2002, the Company paid several states in the United States the sum of $373 representing the value for unclaimed shares originally registered in the respective states. These shares were brought into treasury.

On October 22, 2002, the Company foreclosed upon 100,000 of the Company's common shares with a fair market value of $30,000. The common shares were held as security against a defaulted note receivable in the amount of $200,000 due from Easy Flying S.A., a related party.

At October 31, 2002, the number of common shares in treasury amounted to 607,918.

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

At October 31, 2001, the number of common shares in treasury amounted to 507,758 shares.

10.      STOCK OPTION PLANS

In 1995, the Company adopted the 1995 Key Employees and Advisors Stock Option Plan (the "1995 Plan"), which provides for the granting of nonqualified stock options for the purchase of a maximum, as amended in 1996, of 700,000 shares of the Company's common stock to key employees and advisors of the Company. Under the terms of the 1995 Plan, the options, which expire no later than ten years after grant, are exercisable at a price determined by the Board of Directors, and become exercisable in accordance with terms established at the time of the grant. At October 31, 2002, no further options were exercisable or were eligible to be granted.

Further, in 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"), as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company's common stock to directors, employees, consultants and advisors of the Company. On March 29, 2001, the shareholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of options to be granted to 3,000,000. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plans is set forth below:

                                           --------------- --------------------
                                                Number of     Weighted Average
                                                   Shares       Exercise Price

------------------------------------------ ---------------- --------------------
Balance outstanding at October 31, 2000        1,177,015        $         0.56
     Granted                                     207,000                  0.90
     Canceled and expired                       (161,500)                 0.86
     Exercised                                  (157,500)                 0.41
------------------------------------------ ---------------- --------------------
Balance outstanding at October 31, 2001        1,065,015        $         0.62
     Granted                                     254,750                  0.33
     Canceled and expired                       (227,750)                 0.66
     Exercised                                         -                  -
------------------------------------------ ---------------- --------------------
Balance outstanding at October 31, 2002        1,092,015        $         0.55
------------------------------------------ ---------------- --------------------
Exercisable at October 31, 2000                  420,265        $         0.60
Exercisable at October 31, 2001                  909,015        $         0.55
Exercisable at October 31, 2002                  894,203        $         0.57
------------------------------------------ ---------------- --------------------

The following table summarizes information concerning outstanding options at October 31, 2002:

                          ------------------ ----------------- ----------------- ------------------ -----------------
                                             Weighted Average
                           Number of Options   Remaining       Weighted Average  Number of Options  Weighted Average
Range of Exercise Prices     Outstanding     Contractual Life    Exercise Price        Exercisable    Exercise Price
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
$0.15                              100,000   9.27 years            $      0.15            50,000        $      0.15

$0.28125                           297,500   2.27 years            $      0.28           297,500        $      0.28

$0.375 - $0.75                     517,515   5.39 years            $      0.58           386,890        $      0.60

$0.90 - $1.1875                    167,000   3.64 years            $      1.14           149,813        $      1.17

$1.46875                            10,000   3.25 years            $      1.47            10,000        $      1.47

------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
                                 1,092,015   3.76 years            $      0.55           894,203        $      0.57
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------

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

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
Assumption                                                                                  2001              2002
--------------------------------------------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock                            204%              206%
Dividend yield                                                                                 0%                0%
Risk-free rate                                                                                 3%                4%
Weighted average expected life of stock options (years)                                      2.00              4.00
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

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2001              2002
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss)
   As per reported                                                                 $  (1,847,906)    $     409,324
   Pro forma                                                                       $  (2,006,803)    $     328,633
Earnings (loss) per share, basic
   As per reported                                                                 $      (0.47)     $       0.09
   Pro forma                                                                       $      (0.51)     $       0.08
Earnings (loss) per share, diluted
   As per reported                                                                 $      (0.47)     $       0.09
   Pro forma                                                                       $      (0.51)     $       0.07
--------------------------------------------------------------------------------------------------------------------

The weighted average grant date fair value for stock options granted during the fiscal year ended October 31, 2002 was $0.33.

12.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2001              2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) (A)                                                         $  (1,847,906)    $     409,324
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings (loss) per share - weighted average
     number of common shares outstanding (B)                                           3,925,265         4,318,655
   Effect of dilutive securities:
     Employee stock options                                                                    -           347,500
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings (loss) per share - adjusted weighted
     average number of common shares outstanding  (C)                                  3,925,265         4,666,155
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share - basic (A)/(B)                                          $       (0.47)    $        0.09
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share - diluted (A)/(C)                                        $       (0.47)    $        0.09
--------------------------------------------------------------------------------------------------------------------

Dilutive securities consist of employee stock options and warrants. Specific employee stock options and warrants are excluded if their effect is antidilutive.


13.      INCOME TAXES

The components of the recovery of income taxes are as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2001              2002
--------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                                   $           -     $           -
   Canada                                                                               (137,570)          (33,801)
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                        (137,570)          (33,801)
--------------------------------------------------------------------------------------------------------------------
Deferred:
   United States                                                                               -                 -
   Canada                                                                                      -                 -
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                               -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                   $    (137,570)    $     (33,801)
--------------------------------------------------------------------------------------------------------------------

The components of the net deferred tax asset (liability) are as follows:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2001              2002
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Net operating losses carried forward                                            $     819,000     $     525,000
   Deferred salaries and other compensation                                              109,000            46,000
   Investment tax credits                                                                      -                 -
   Allowance for doubtful accounts                                                       161,000           102,000
--------------------------------------------------------------------------------------------------------------------
                                                                                       1,089,000           673,000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities
   Depreciation                                                                           92,000            29,000
--------------------------------------------------------------------------------------------------------------------
                                                                                          92,000            29,000-
--------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                   997,000           644,000
Valuation allowance                                                                     (997,000)         (644,000)
--------------------------------------------------------------------------------------------------------------------
Deferred tax asset, net of valuation allowance                                     $           -     $           -
--------------------------------------------------------------------------------------------------------------------

The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                                         Year ended
                                                                                                        October 31,
                                                                                ------------------------------------
                                                                                            2001              2002
--------------------------------------------------------------------------------------------------------------------
Combined basic statutory rate                                                                 40%               40%
--------------------------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes based on the basic statutory rate         $    (669,000)    $     150,000
Increase (decrease) in income taxes resulting from the following:
   Effects of differing statutory rates in other countries                               (20,000)                -
   Non-deductible expenses, including amortization and impairment of goodwill            188,000            54,000
   Non-recognition of tax credits and losses available for carry-forward                 363,430           188,199
   Recognition of tax loss carryforwards from prior years                                      -          (269,000)
   Permanent differences                                                                       -          (156,000)
--------------------------------------------------------------------------------------------------------------------
                                                                                   $    (137,570)    $     (32,801)
--------------------------------------------------------------------------------------------------------------------

The Company and its subsidiaries have combined income tax loss carryforwards of approximately $1,584,000 that expire as follow:

Expiry Year                                 Canada         United States       United Kingdom         Total
------------------------------ -------------------- --------------------- -------------------- ---------------------
2008                                      $247,000                     -                    -               247,000
2009                                       222,000                     -                    -               222,000
2017                                             -               336,000                    -               336,000
2018                                             -               318,000                    -               318,000
2019                                             -               228,000                    -               228,000
Indefinite                                       -                     -             $233,000               233,000
------------------------------ -------------------- --------------------- -------------------- ---------------------
                               $           469,000  $            882,000  $           233,000  $          1,584,000
------------------------------ -------------------- --------------------- -------------------- ---------------------

No recognition has been given to the potential benefit of this item when preparing these financial statements.

14.      COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancellable operating leases for business premises and office equipment with terms expiring at various dates through 2007. The future minimum amounts payable under the lease agreements are as follows:

------------------------------------------------- -------------------
2003                                                 $       191,886
2004                                                         165,415
2005                                                         153,408
2006                                                         148,792
2007 and thereafter                                           10,075
------------------------------------------------- -------------------
                                                     $       669,576
------------------------------------------------- -------------------

Rent expense for the fiscal years ended October 31, 2002 and 2001 was $238,227 and $292,000, respectively.

Contingencies

On September 13, 1999, the Company received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The complaint was filed on September 21, 2000; however, a summons appears to have never been obtained. The Company has not been served with a summons and complaint. The Company is of the view that the payments received were for contemporaneous consideration and were therefore not preferential payments. At October 31, 2002, no liability has been recorded for the contingency disclosed.

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

Fair value of financial instruments

At October 31, 2001 and 2002, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities was equal to the book value given the short-term maturity of the items.

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company's operating results. The Company is exposed to foreign exchange risk in that approximately 83% of the Company's sales contracts are denominated in the functional currency (US dollar) while approximately 69% of the Company's expenditures are denominated in currencies other than the functional currency. The Company is exposed to foreign exchange risk with respect to net financial liabilities totaling $213,282, which are denominated in currencies other than the functional currency.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with reputable financial institutions. Accounts receivable credit risk is mitigated by the fact that the Company is a supplier of essential services to its customers and through its policy of invoicing for services one month in advance. Through close monitoring of accounts receivable on a regular basis, the Company limits the potential exposure. Bad debt expense for the year ended October 31, 2002 amounted to $71,472 on revenues of $6,264,534.

16.      SEGMENTED INFORMATION

The Company and its subsidiaries maintain operating facilities in three geographic segments that are set out below. Each segment contains the operating results for the subsidiaries listed on a stand-alone basis:

Year ended October 31, 2002     Navtech, Inc.    Navtech-Canada,    Navtech-UK      Inter-segment     Consolidated
                                                     Airware                         adjustments
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Revenue                          $   2,079,058      $ 3,906,671      $   789,886      $  (511,081)     $ 6,264,534
Costs and expenses (other
   than depreciation
   and amortization)                 1,688,573        3,494,274          828,623         (498,819)       5,512,651
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
                                       390,485          412,397          (38,737)         (12,262)         751,883
Depreciation                           175,075           91,375           13,386         (104,667)         175,169
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Segment earnings (loss)                215,410          321,022          (52,123)          92,405          576,714
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Amortization of goodwill                                                                                    11,196
Goodwill impairment charge                                                                                  87,243
                                                                                                    ------------------
Earnings from operations                                                                                   478,275
Interest expense                                                                                          (106,611)
Interest revenue                                                                                             3,859
                                                                                                    ------------------
Net earnings before taxes                                                                                  375,523
Income tax recovery                                                                                        (33,801)
Net earnings                                                                                           $   409,324
============================== ================= ================ ================ ================ ==================
Total assets                     $   1,933,960      $ 1,437,209      $   217,751      $(2,293,367)     $ 1,295,533
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------
Capital expenditures             $       9,961      $    74,122      $     4,272      $         -      $    88,355
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------


Year ended October 31, 2001     United States        Canada           Europe        Inter-segment     Consolidated
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
------------------------------ ----------------- ---------------- ---------------- ---------------- ------------------

The following table shows total revenues on a customer geographic basis for fiscal 2001 and 2002 (in thousands except percentage amounts):

                                                      Total Revenue           Percentage of Total Revenue
                                              -------------------------------------------------------------
                                                   2001           2002            2001           2002
---------------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America and         $   4,472      $   4,836            70%             77%
  other
Canada                                                 937            661            15              11
Europe, Africa and Middle East                         932            767            15              12
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $   6,341      $   6,264           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------

17.      COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.

Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 27, 2003                           NAVTECH, INC.


                                                  By: /s/ Daivd Strucke
                                                  ----------------------------
                                                  David Strucke,
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures        Capacity                             Date


/s/David Strucke           President, Chief Executive Officer,  January 27, 2003
------------------------
David Strucke              Chief Financial Officer, Secretary,
                           and Director
                           (Principal Executive Officer,
                           Principal Financial Officer, and
                           Principal Accounting Officer)

/s/ Thomas D. Beynon       Director                             January 27, 2003
------------------------
Thomas D. Beynon

/s/ Michael Jakobowski     Director                             January 27, 2003
------------------------
Michael Jakobowski

/s/ Michael Ueltzen        Director                             January 27, 2003
------------------------
Michael Ueltzen

                                  Certification


     I, David Strucke, Chief Executive Officer and Chief Financial Officer of Navtech, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Navtech, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 27, 2003

                                                /s/ David Strucke
                                                ----------------------------
                                                David Strucke
                                                Chief Executive Officer and
                                                Chief Financial Officer