Form 10QSB
period 2003-01-31
NAVTECH INC
filed 2003-03-06
CIK 790272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2003


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT


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



             2340 Garden Road, Suite 207, Monterey, California 93940
                    (Address of principal executive offices)



         Issuer's telephone number, including area code: (519) 747-1170


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)



          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
          Yes  |_|     No  |_|


          The number of shares outstanding of the issuer's common stock as of January 31, 2003 was 4,226,988 shares.


          Transitional Small Business Disclosure Format. Yes |_| No |X|

                                  NAVTECH, INC.

                                   FORM 10-QSB

                     For the Quarter Ended January 31, 2003

                                      INDEX


Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (unaudited)                                  Page
                                                                                                 ----

                  a)  Consolidated Statements of Operations
                      for the Three Months Ended January 31, 2003 and 2002.....................    1

                  b)  Consolidated Balance Sheets
                      as of January 31, 2003 and October 31, 2002..............................    2

                  c)  Consolidated Statement of Stockholders' Equity
                      for the Three Months Ended January 31, 2003..............................    3

                  d)  Consolidated Statements of Cash Flows
                      for the Three Months Ended January 31, 2003 and 2002.....................    4

                  e)  Notes to Consolidated Financial Statements...............................    5

         Item 2.  Management's Discussion and Analysis or Plan of Operation....................    8

         Item 3.  Controls and Procedures......................................................   10


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K.............................................   11


Signatures.....................................................................................   12

                          Part I. Financial Information

Item 1. Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                                                ------------------------------------
Three Months Ended January 31,                                                           2003              2002
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                    $  1,540,328      $   1,412,111
   Software license fees                                                                 63,000            226,311
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                      1,603,328          1,638,422
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                     819,140            775,369
   Cost of software license fees                                                          1,500             49,243
   Research and development                                                             158,398             58,404
   Selling and marketing                                                                239,031            180,418
   General and administrative                                                           278,949            455,192
   Amortization of goodwill                                                                   -              2,799
-------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                           1,497,018          1,521,425
-------------------------------------------------------------------------------------------------------------------
Income from operations                                                                  106,310            116,997
-------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                                           -                827
   Interest expense                                                                     (17,900)           (45,987)
-------------------------------------------------------------------------------------------------------------------
                                                                                        (17,900)           (45,160)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                               88,410             71,837
Income taxes                                                                                800                  -
-------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $     87,610      $      71,837
-------------------------------------------------------------------------------------------------------------------
Net earnings per share
   Basic and diluted                                                               $       0.02     $        0.02
-------------------------------------------------------------------------------------------------------------------


                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------- ----------------
                                                                                      January 31,      October 31,
                                                                                          2003(1)             2002
-------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets
   Cash                                                                          $        83,402       $   207,610
   Accounts receivable (net of allowance for bad debts of $68,842;                       614,700           527,667
      2002 - $95,372)
   Investment tax credits receivable                                                      10,611            10,308
   Prepaid expenses and other                                                             85,455            84,819
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                         794,168           829,404

Capital assets                                                                           461,717           466,148
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $     1,255,885       $ 1,295,552
-------------------------------------------------------------------------------- ----------------- ----------------

LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $       973,036       $ 1,025,236
   Long-term debt - current portion                                                      147,174           182,788
   Obligations under capital lease - current portion                                       9,287             7,678
   Deferred lease inducements - current portion                                           14,290            13,883
   Deferred revenue                                                                       35,703            63,902
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                       1,179,490         1,293,487

Long-term debt                                                                            18,638            27,991
Obligations under capital lease                                                            6,955            10,060
Deferred lease inducements                                                                39,296            41,647
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                       1,244,379         1,373,185
-------------------------------------------------------------------------------- ----------------- ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital                                                                              4,835             4,835
Authorized - 20,000,000, Par Value $0.001,
   Issued - 4,834,906  (2002 - 4,834,906)
Treasury stock                                                                              (608)             (608)
Additional paid-in capital                                                             3,078,088         3,078,088
Accumulated other comprehensive income                                                    58,653            57,124
Accumulated deficit                                                                   (3,129,462)       (3,217,072)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                          11,506           (77,633)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $     1,255,885       $ 1,295,552
-------------------------------------------------------------------------------- ----------------- ----------------
(1)      Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  2

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                              Accumulated                              Total
                                                 Additional      Other                              Stockholders'     Total
                                 Share   Capital  Paid-In    Comprehensive  Treasury  Accumulated     Equity/     Comprehensive
                               --------- ------
                                Shares   Amount   Capital       Income      Stock       Deficit     (Deficiency)     Income
------------------------------ --------- ------  ----------  -------------  --------  ------------  ------------- -------------

Balances, October 31, 2001     4,834,906 $4,835  $3,108,361     $48,466     $(508)    $(3,626,396)  $(465,242)
Treasury shares                                    (30,273)                  (100)                    (30,373)
Translation adjustments                                           8,658                                 8,658      $  8,658
Net earnings                                                                              409,324     409,324       409,324
------------------------------ --------- ------  ----------- -------------  --------  ------------  ------------- -------------
Balances, October 31, 2002     4,834,906 $4,835  $3,078,088     $57,124     $(608)    $(3,217,072)  $ (77,633)     $417,982
------------------------------ --------- ------  ----------  -------------  --------  ------------  ------------- -------------
Translation adjustments                                           1,529                                 1,529      $  1,529
Net earnings                                                                               87,610      87,610        87,610
------------------------------ --------- ------  ----------  -------------  --------  ------------  -------------  ------------
Balances, January 31, 2003 (1) 4,834,906 $4,835  $3,078,088     $58,653     $(608)    $(3,129,462)  $  11,506      $ 89,139
------------------------------ --------- ------  ----------  -------------  --------  ------------  -------------  ------------


(1)  (unaudited)



--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        ---------------- -----------------
Three Months Ended January 31,                                                     2003              2002
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                               $     87,610     $     71,837
Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
   Depreciation                                                                  37,481           39,833
   Amortization of goodwill                                                           -            2,799
   Gain on sale of capital assets                                                     -             (100)
   Provision for uncollectible accounts                                         (28,752)          13,082
   Deferred lease inducements                                                    (3,490)          (3,416)
Changes in operating assets and liabilities:
   Accounts receivable                                                          (44,406)          16,471
   Prepaid expenses and other                                                     1,506            1,014
   Accounts payable, accrued liabilities and other liabilities                  (76,717)          91,943
   Deferred revenue                                                             (29,384)         (46,905)
   Income taxes payable                                                               -            6,284
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (56,152)         192,842
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Proceeds on sale of capital assets                                                    -              100
Purchase of capital assets                                                      (23,320)          (4,593)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (23,320)          (4,493)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Redemption of shares                                                                  -             (373)
Repayment of factored receivables                                                     -          (41,523)
Repayment of bank loans                                                          (8,188)          (9,897)
Repayment of loans                                                              (38,264)         (59,833)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (46,452)        (111,626)
----------------------------------------------------------------------- ---------------- -----------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                          1,716           10,413
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                  (124,208)          87,136
Cash, beginning of period                                                       207,610           22,011
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $     83,402     $    109,147
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (13,752)    $    (30,772)
   Cash paid during the period for income taxes                            $          -     $          -
----------------------------------------------------------------------- ---------------- -----------------


                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  4

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

The address of our principal executive office is 2340 Garden Road, Suite 207, Monterey, CA 93940. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the NASD OTC Electronic Bulletin Board under the symbol "NAVH". For investor information, we can be reached at (519) 747-1170.

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of January 31, 2003, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended January 31, 2003 and 2002, have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003, and for all periods presented, have been made.

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

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2002. Results of operations for the three months ended January 31, 2003 are not necessarily indicative of the operating results for the full year.

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

We adopted the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. There were no intangible assets recorded as of November 1, 2002. Consequently, the adoption of FAS 142 has had no material impact on the financial statements for the period ended January 31, 2003.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  5

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. We adopted the provisions of FAS 144 effective November 1, 2002. FAS 144 had no material impact on the financial statements for the period ended January 31, 2003.

In December 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of January 31, 2003, we had not issued or modified any guarantees after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123. The new presentation is required for financial statements for fiscal years ending after December 15, 2002. We have adopted the provisions of SFAS 148 effective November 1, 2002. We have determined that SFAS 148 will have no material impact on our future financial statements.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  6

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                     Three Months ended January 31,
                                                                              --------------------------------------
                                                                                          2003               2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Reported net earnings (A)                                                     $     87,610      $       71,837
--------------------------------------------------------------------------------------------------------------------
Adjustments:
   Amortization of goodwill from continuing operations                           $          -      $        2,799
Net earnings - adjusted (B)                                                      $     87,610      $       74,636
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings per share - weighted average
     number of common shares outstanding (C)                                        4,226,988           4,326,988
   Effect of dilutive securities:
     Employee stock options                                                           360,000                   -
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share - adjusted weighted
     average number of common shares outstanding (D)                                4,586,988           4,326,988
--------------------------------------------------------------------------------------------------------------------

Earnings per share - basic (A)/(C)                                               $       0.02      $         0.02
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(D)                                             $       0.02      $         0.02
--------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share - basic (B)/(C)                                      $       0.02      $         0.02
--------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share - diluted (B)/(D)                                    $       0.02      $         0.02
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contingent liabilities as at January 31, 2003.

COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  7

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those set forth in our Annual Report on Form 10-KSB for the year ended October 31, 2002), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. The following discussion should be read in conjunction with the financial statements and notes found in
Item 1 of Part I of this Form 10-QSB. All financial information is based on our fiscal calendar.

Results of operations

Revenue

Revenue from service fees was approximately $1.5 million for the three months ended January 31, 2003, compared with approximately $1.4 million for the three months ended January 31, 2002. The increase in service fees in 2003 were primarily due to an increase in fees from existing customers of approximately $87,000 and an increase in fees from new customers of approximately $153,000. These increases were offset by the loss in fees of approximately $53,000 from customers who ceased operations in prior quarters and the loss of revenue totaling approximately $59,000 from one-time customers in 2002 and customers who terminated our services in prior quarters.

Revenue from software license fees was approximately $63,000 for the three months ended January 31, 2003 as compared to $226,000 during the three months ended January 31, 2002. In the three months ended January 31, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the three months ended January 31, 2002, we completed a license sale of our CLASS preferential bidding system.

Costs and expenses

Cost of services increased approximately 6%, or approximately $45,000, from approximately $775,000 for the three months ended January 31, 2002 to approximately $819,000 for the three months ended January 31, 2003. This change is primarily attributable to an increase in salaries and benefits of approximately $80,000, and an increase in royalties of approximately $22,000. Offsetting these increases were a decrease in communications costs of approximately $15,000, a decrease in facilities costs of approximately $22,000, and a decrease in agents' fees of approximately $16,000. The increase in salaries and benefits is due to an increase in headcount completed in the fourth quarter of 2002. Specifically, we created a new quality assurance department comprised of four full-time equivalents and we hired a new Vice President of Operations in fiscal 2002. Royalties increased due to the increase in Aircraft Performance service fees in the three months ended January 31, 2003. We currently pay a royalty for the use of some of the products used to generate these revenues. The fluctuation in the cost of communications for the three months ended January 31, 2003 was due to large credits owing from our major communications supplier following a reconciliation of our account for the past several months. These savings were partially offset by an increase in frame relay costs to supply data to new customers in Europe. The cost of facilities was lower in the three months ended January 31, 2003 following the closures of our facilities in Ottawa, Canada and Montreal, Canada


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  8

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


in the third quarter of fiscal 2002. The fees charged by our agents decreased due to the variable nature of these charges. Fees are incurred based on the flight requests of some of our European and African customers and the cost of these services depend on the requests received and the services provided during the quarter. No further increases are expected in future quarters without changing the current structure of our operations. With respect to the royalties incurred, these costs are expected to increase in conjunction with increases in revenues from specific services and products, namely V1PlusTM and CGProTM.

Cost of software license fees was approximately $1,500 for the three months ended January 31, 2003 as compared to approximately $49,000 during the three months ended January 31, 2002. In the three months ended January 31, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the three months ended January 31, 2002, we completed a license sale of our CLASS preferential bidding system. The cost of the CLASS installation was much higher than the FINS Weather and NOTAM's system given the greater complexity and customization of the system. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development expenditures increased approximately 171%, or approximately $100,000, from approximately $58,000 for the three months ended January 31, 2002 to approximately $158,000 for the three months ended January 31, 2003. This increase is due to our commitment to invest more in strategic research and development activities in fiscal 2003 in order to enhance the functionality of our current suite of products. In addition to an increase in headcount during fiscal 2002, including the addition of a new Vice President of Software Development, we also allocated more existing staff to strategic activities during the three months ended January 31, 2003. Our investment in strategic research and development is expected to increase in future quarters as we continue to add to our development team. However, these increases are dependent on our ability to maintain future profitability.

Selling and marketing expenses increased approximately 32%, or approximately $59,000, from approximately $180,000 for the three months ended January 31, 2002 to approximately $239,000 for the three months ended January 31, 2003. This increase is attributable to an increase in salaries and benefits of approximately $25,000, an increase in travel costs of approximately $17,000, and an increase in other expenses of approximately $17,000. The increase in salaries and benefits is due to the addition of one sales person in the fourth quarter of 2002 coupled with higher commissions earned in the three months ended January 31, 2003 based on revenue from new customers added in recent months. The increase in sales travel is consistent with the increase in sales force as well as an increase in the number of opportunities currently being pursued. Other expenses consist of marketing expenses and sales training for our sales force and account managers. Our investment in our sales force and account management team is expected to increase in future quarters with the addition of salespeople and account managers. However, these increases are dependent on our ability to increase our revenue growth in future quarters.

General and administrative expenses decreased approximately 39%, or approximately $176,000, from approximately $455,000 for the three months ended January 31, 2002 to approximately $279,000 for the three months ended January 31, 2003. This decrease is due primarily to a decrease in salaries and benefits of approximately $95,000, a decrease in corporate travel costs of approximately $16,000, and a decrease in bad debts expense of approximately $89,000. Offsetting these decreases were an increase in the cost of business insurance of approximately $20,000 and an increase in other general and administrative expenses of approximately $4,000. The decrease in salaries and benefits as well as the related corporate travel costs is due to the departure of our former CEO in the three months ended January 31, 2002. Bad debts expense during the three months ended January 31, 2002 reflected the loss of customers following the events of September 11, 2001. In contrast, our current portfolio of customers remained strong in the three months ended January 31, 2003. The increase in insurance expenses in the three months ended January 31, 2003 is due to increases in business insurance following September 11, 2001. The current year's policies commenced in the second quarter of fiscal 2002. Based on current quotations and market estimates, it is estimated that this expense could increase as much as 20% for the remainder of the fiscal year.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Provision for Income Taxes

The $800 recorded in the current year is due to an estimate of possible taxes owing in the state of California for the year ended October 31, 2002. We have not recorded a provision for income taxes on our net earnings for the three months ended January 31, 2003. This is due to income earned in Canada where we have sufficient losses in prior years to offset our taxable income.

Net earnings

The unaudited consolidated financial statements reflect net earnings of approximately $88,000 for the three months ended January 31, 2003 as compared to net earnings of approximately $72,000 for the three months ended January 31, 2002.

Liquidity and Capital Resources

As of January 31, 2003, our available funds consisted of $83,402 in cash. At January 31, 2003, we had a working capital deficiency of $385,322 as compared to a working capital deficiency of $464,083 as at October 31, 2002. It is anticipated that, based on our current cost structure, we will be able to eliminate our working capital deficiency from operating cash flow during fiscal year 2003.

Cash flows from operations accounted for a net outflow of $56,152, primarily based on a net increase in operating assets of approximately $43,000 and a decrease of approximately $106,000 in operating liabilities, offset by the net earnings for the quarter and the adjustment for non-cash items of approximately $5,000.

Cash flows from investing activities for the three months ended January 31, 2003 represent a net outflow of $23,320, due to the purchase of capital assets.

Cash flows from financing activities for the three months ended January 31, 2003 represent a net outflow of $46,452, due to repayments of existing loans.

As of January 31, 2003, we had committed to acquiring capital assets valued at approximately $66,000. This purchase was financed by a capital lease signed in February 2003. As of such date, we had no other significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Item 3. Controls and Procedures

Within 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting the Chief Executive Officer in a timely manner to material information required to be included in our SEC reports. In addition, our Chief Executive Officer and Chief Financial Officer reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.





--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 10

NAVTECH, INC.


--------------------------------------------------------------------------------


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(A) Certificate of Incorporation, as amended (1)

     3(B) By-Laws, as amended (2)

     99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended January 31, 2003.


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


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 11

NAVTECH, INC.


--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Navtech, Inc.


Date: March 5, 2003                   By: /s/ David Strucke
                                         ---------------------------------------
                                         David Strucke
                                         Chief Executive Officer
                                         (Principal Executive Officer, Principal
                                         Financial Officer, Principal
                                         Accounting Officer, and Duly
                                         Authorized Officer)


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 12

NAVTECH, INC.


--------------------------------------------------------------------------------


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 13

NAVTECH, INC.



--------------------------------------------------------------------------------

          report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 5, 2003

                                              /s/ David Strucke
                                              ----------------------------------
                                              David Strucke
                                              Chief Executive Officer and
                                              Chief Financial Officer




--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 14