Form 10QSB
period 2003-04-30
NAVTECH INC
filed 2003-06-09
CIK 790272

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

                  For the Quarterly Period Ended April 30, 2003


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____

                                  ------------

                         Commission File Number 0-15362

                                  NAVTECH, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       11-2883366
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


         2340 Garden Road, Suite 207, Monterey, California     93940
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


       The number of shares outstanding of the issuer's common stock as of
                       May 31, 2003 was 4,226,988 shares.


          Transitional Small Business Disclosure Format. Yes |_| No |X|


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                      For the Quarter Ended April 30, 2003

                                      INDEX


Part I.  Financial Information
         Item 1.  Financial Statements                                                              Page
                                                                                                    ----


               a)   Consolidated Statements of Operations for the Six Months
                    and Three Months Ended April 30, 2003 and 2002...............................      1

               b)   Consolidated  Balance Sheets as of April 30, 2003 and October 31, 2002.......      2

               c)   Consolidated Statements of Stockholders' Equity for the Six Months
                    ended April 30, 2003.........................................................      3

               d)   Consolidated Statements of Cash Flow for the Six Months Ended
                    April 30, 2003 and 2002......................................................      4

               e)   Notes to Consolidated Financial Statements...................................      5

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................      8

         Item 3.  Controls and Procedures........................................................     11


Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders............................     12

         Item 6.  Exhibits and Reports on Form 8-K...............................................     12


Signatures.......................................................................................     13

                          Part I. Financial Information

Item 1.  Financial Statements


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                             ------------------------------------------------------------
                                                                    Six Months Ended             Three Months Ended
                                                                        April 30                      April 30
                                                                  2003           2002            2003          2002
-------------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                               $ 3,194,319   $  2,873,049     $ 1,653,991    $ 1,460,938
   Software license fees                                           63,000        226,311               -              -
-------------------------------------------------------------------------------------------------------------------------
   Total revenue                                              $ 3,257,319   $  3,099,360     $ 1,653,991    $ 1,460,938
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                                         1,830,360      1,605,302       1,011,221        829,932
   Cost of software license fees                                    1,500         49,243               -              -
   Research and development                                       259,590         85,428         101,192         27,024
   Sales and marketing                                            492,362        379,303         253,331        198,886
   General and administrative                                     533,837        725,179         254,887        269,987
   Recovery of bad debt - related party                          (159,361)             -        (159,361)             -
   Amortization of goodwill                                             -          5,598               -          2,799
-------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                     2,958,298      2,850,053       1,461,280      1,328,628
-------------------------------------------------------------------------------------------------------------------------
Income from operations                                            299,021        249,307         192,711        132,310
-------------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                   340          2,185             340          1,358
   Interest expense                                               (32,031)       (79,772)        (14,131)       (33,785)
-------------------------------------------------------------------------------------------------------------------------
                                                                  (31,691)       (77,587)        (13,791)       (32,427)
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        267,330        171,720         178,920         99,983
Income taxes recovery                                             (23,315)             -         (24,115)             -
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $   290,645    $   171,720     $   203,035    $    99,983
-------------------------------------------------------------------------------------------------------------------------
Net earnings per share
   Basic                                                      $      0.07    $      0.04     $      0.05    $      0.02
   Diluted                                                    $      0.06    $      0.04     $      0.04    $      0.02
-------------------------------------------------------------------------------------------------------------------------


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------- ----------------
                                                                                        April 30,      October 31,
                                                                                          2003(1)             2002
-------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets
   Cash                                                                          $      142,424       $    207,610
   Accounts receivable (net of allowance for bad debts of $94,919;
      2002 - $95,372)                                                                   614,217            527,667
   Investment tax credits receivable                                                     46,286             10,308
   Prepaid expenses and other                                                           215,551             84,819
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,018,478            829,404

Capital assets                                                                          540,530            466,148
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    1,559,008       $  1,295,552
================================================================================ ================= ================
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $    1,062,401       $  1,025,236
   Long-term debt - current portion                                                     103,226            182,788
   Obligations under capital lease - current portion                                     30,746              7,678
   Deferred lease inducements - current portion                                          15,168             13,883
   Deferred revenue                                                                      24,500             63,902
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,236,041          1,293,487

Long-term debt                                                                           15,588             27,991
Obligations under capital lease                                                          53,315             10,060
Deferred lease inducements                                                               37,919             41,647
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,342,863          1,373,185
-------------------------------------------------------------------------------- ----------------- ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital                                                                             4,835              4,835
Authorized - 20,000,000, Par Value $0.001,
   Issued - 4,834,906  (2002 - 4,834,906)
Treasury stock                                                                             (608)              (608)
Additional paid-in capital                                                            3,078,088          3,078,088
Accumulated other comprehensive income                                                   60,257             57,124
Accumulated deficit                                                                  (2,926,427)        (3,217,072)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                        216,145            (77,633)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    1,559,008       $  1,295,552
================================================================================ ================= ================
(1) Unaudited

                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 2

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)



                                                                Accumulated                                Total
                                Share    Capital   Additional      Other                                Stockholders'     Total
                             ---------- ---------   Paid-In     Comprehensive  Treasury   Accumulated      Equity/     Comprehensive
                               Shares     Amount    Capital        Income        Stock      Deficit     (Deficiency)      Income
---------------------------- ---------- --------- ------------- -------------  --------   ------------  -------------- -------------

Balances, October 31, 2001   4,834,906  $  4,835  $  3,108,361  $   48,466     $  (508)   $(3,626,396)  $  (465,242)
Treasury shares                                        (30,273)                   (100)                     (30,373)
Translation adjustments                                              8,658                                    8,658    $     8,658
Net earnings                                                                                  409,324       409,324        409,324
---------------------------- ---------- --------- ------------- -------------  ---------  ------------  -------------  -------------
Balances, October 31, 2002   4,834,906  $  4,835  $  3,078,088  $   57,124     $  (608)   $(3,217,072)  $   (77,633)   $   417,982
---------------------------- ---------- --------- ------------- -------------  ---------  ------------  -------------  -------------
Translation adjustments                                              3,133                                    3,133    $     3,133
Net earnings                                                                                  290,645       290,645        290,645
---------------------------- ---------- --------- ------------- -------------  ---------  ------------  -------------  -------------
Balances, April 30, 2003 (1) 4,834,906  $  4,835  $  3,078,088  $   60,257     $  (608)   $(2,926,427)  $   216,145    $   293,778
---------------------------- ---------- --------- ------------- -------------  ---------  ------------  -------------  -------------


(1) (unaudited)

                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        ---------------- -----------------
Six Months Ended April 30,                                                     2003              2002
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                               $    290,645     $    171,720
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                  79,644           79,802
   Amortization of goodwill                                                           -            5,598
   Loss on sale of capital assets                                                     -           26,381
   Provision for uncollectable accounts                                          (2,168)          37,800
   Provision for bad debt - related party                                      (159,351)               -
   Deferred lease inducements                                                    (7,158)          (6,839)
Changes in operating assets and liabilities
   Accounts receivable                                                           98,268           97,164
   Investment tax credits receivable                                            (33,869)               -
   Prepaid expenses and other                                                  (128,494)        (129,852)
   Accounts payable, accrued liabilities and other liabilities                  (14,236)          89,223
   Deferred revenue                                                             (42,771)         (34,999)
   Income taxes payable                                                               -           15,727
----------------------------------------------------------------------- ---------------- -----------------
                                                                                 80,510          351,725
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Purchase of capital assets                                                      (53,421)          (8,519)
Proceeds from sale of capital assets                                                  -            2,408
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (53,421)          (6,111)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Redemption of shares                                                                  -             (373)
Repayment of factored receivables                                                     -         (164,328)
Repayment of capital leases                                                     (11,154)          (1,721)
Repayment of bank loans                                                         (16,789)         (19,815)
Repayment of loans                                                              (79,353)        (121,670)
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (107,296)        (307,907)
----------------------------------------------------------------------- ---------------- -----------------

Effect of foreign exchange rates on cash                                         15,021           11,745
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                   (65,186)          49,452
Cash, beginning of period                                                       207,610           22,011
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $    142,424     $     71,463
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (32,635)    $    (52,892)
   Cash paid during the period for income taxes                            $    (10,305)    $          -
   Assets acquired through capital leases                                  $     72,198     $     10,244
----------------------------------------------------------------------- ---------------- -----------------

                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 4

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2003, the consolidated statements of operations for the six and three month ended April 30, 2003, the consolidated statements of cash flows for the six months ended April 30, 2003 and 2002 and the consolidated statement of stockholders' equity for the six months ended April 30, 2003, have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2003, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada and Navtech-UK. All material inter-company balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are shown as a separate component of shareholders' equity.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2002. Results of operations for the six months ended April 30, 2003 are not necessarily indicative of the operating results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

We adopted the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. There were no intangible assets recorded as of November 1, 2002. Consequently, the adoption of FAS 142 has had no material impact on the financial statements for the six months ended April 30, 2003.

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 5

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. We adopted the provisions of FAS 144 effective November 1, 2002. FAS 144 had no material impact on the financial statements for the period ended April 30, 2003.

In December 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of April 30, 2003, we had not issued or modified any guarantees after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

Prior to fiscal 2003, Navtech, as permitted under SFAS No. 123 "Accounting for Stock-based Compensation" (SFAS 123), applied APB No. 25 "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its stock-based compensation plans. SFAS 123 required disclosure of pro forma amounts to reflect the impact if we had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123. The new presentation is required for financial statements for fiscal years ending after December 15, 2002. We have adopted the provisions of SFAS 148 effective November 1, 2002. We have determined that SFAS 148 will have no material impact on our future financial statements. We have elected to continue to follow the intrinsic value method of APB 25 in accounting for stock-based compensation.

SFAS 148 also required quarterly disclosure of the impact of stock-based awards as if the awards had been accounted for using fair-value methods. Had we applied the fair value based method to all stock-based awards, reported net earnings and earnings per share would have decreased to the pro forma amounts indicated below for each of the six months ended:

----------------------------------------- ------------------ ----------------
                                            April 30, 2003     April 30, 2002
----------------------------------------- ------------------ ----------------
Net earnings - reported                     $     290,645       $   171,720
     Pro forma stock-based compensation            48,865            49,929
----------------------------------------- ------------------ ----------------
Net earnings - pro forma                    $     241,780       $   121,791
----------------------------------------- ------------------ ----------------
Basic earnings per share - reported         $        0.07        $     0.04
Diluted earnings per share - reported       $        0.06        $     0.04
     Pro forma stock-based compensation             (0.01)            (0.01)
----------------------------------------- ------------------ ----------------
Basic earnings per share - pro forma        $        0.06        $     0.03
Diluted earnings per share - pro forma      $        0.05        $     0.03
----------------------------------------- ------------------ ----------------

The fair value of stock options used to compute the pro forma net earnings and earnings per share was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the six months ended:

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 6

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

------------------------------------------------------------- ------------------ -----------------
                                                              April 30, 2003     April 30, 2002
------------------------------------------------------------- ------------------ -----------------
Black-Scholes weighted-average assumptions
     Expected dividend                                                0.00%             0.00%
     Expected volatility                                            206.33%           210.64%
     Risk-free interest rate                                             4%                4%
     Expected option life in years                                        4                 4
Weighted average stock option fair value option granted           $     N/A          $   0.27
------------------------------------------------------------- ------------------ -----------------

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                            Six Months ended April 30,  Three Months ended April 30,
                                                           ---------------------------------------------------------
                                                               2003           2002              2003           2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                        $  290,645     $  171,720       $  203,035     $   99,883
--------------------------------------------------------------------------------------------------------------------
Adjustments:
   Amortization of goodwill from continuing operations     $        -          5,598       $        -          2,799
Net earnings - adjusted (B)                                $  290,645     $  177,318       $  203,035     $  102,682
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings per share -
   weighted average
     number of common shares outstanding (C)                4,226,988      4,326,988        4,226,988      4,326,988
   Effect of dilutive securities:
     Employee stock options and warrants                      372,500        441,515          372,500        441,515
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -
   adjusted weighted
     average number of common shares outstanding (D)        4,599,488      4,768,503        4,599,488      4,768,503
--------------------------------------------------------------------------------------------------------------------

Earnings per share - basic (A)/(C)                         $     0.07     $     0.04       $     0.05     $     0.02
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(D)                       $     0.06     $     0.04       $     0.04     $     0.02
--------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share - basic (B)/(C)                $     0.07     $     0.04       $     0.05     $     0.02
--------------------------------------------------------------------------------------------------------------------
Adjusted earning per share - diluted (B)/(D)               $     0.06     $     0.04       $     0.04     $     0.02
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

Adjusted earnings per share reflects the earnings per share that would have been realized had we not amortized the goodwill from continuing operations in the three and six month prior periods.

COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contingent liabilities as at April 30, 2003.

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

Results of operations

Revenues

Revenue from service fees was approximately $3.2 million for the six months ended April 30, 2003, compared with approximately $2.9 million for the six months ended April 30, 2002, an increase of approximately 10%. The increase in service fees in 2003 was primarily due to an increase in fees from existing customers of approximately $153,000 and an increase in fees from new customers of approximately $446,000. These increases were offset by the loss in fees of approximately $128,000 from customers who ceased operations in prior quarters and the loss of revenue totaling approximately $150,000 from one-time customers in 2002 and customers who ceased using our services in prior quarters.

Revenue from software license fees was approximately $63,000 for the six months ended April 30, 2003 as compared to $226,000 during the six months ended April 30, 2002. In the six months ended April 30, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the six months ended April 30, 2002, we completed a license sale of our CLASS preferential bidding system.

Costs and expenses

Cost of services
----------------------------- ---------------- -------------- ----------------
                                   2003            2002         Percentage
                                                                  Change
----------------------------- ---------------- -------------- ----------------
Salaries and benefits              $   1,136   $       901             26
Communication costs                      363           347              5
Agent costs                                2            36            (93)
Rent                                     102           134            (23)
Royalties                                 73            61             21
Depreciation                              58            56              4
Other                                     95            71             35
----------------------------- ---------------- -------------- ----------------
                                   $   1,830         1,605             14
----------------------------- ---------------- -------------- ----------------
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 8

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

The increase in salaries and benefits is due to an increase in headcount completed in the fourth quarter of 2002. Specifically, we created a new quality assurance department comprised of four full-time equivalents and we hired a new Vice President of Operations in fiscal 2002. Communications costs increased due to the addition of new customers during fiscal 2003 (see "Revenues") and increases in our Port and PVC charges on frame relay circuits in the past year. Specifically, new customers in Europe have contributed to higher communications costs per customer due to generally higher communications costs in Europe. Royalties increased due to the increase in Aircraft Performance service fees in the six months ended April 30, 2003. We currently pay a royalty for the use of some of the products used to generate these revenues. The cost of facilities was lower in the six months ended April 30, 2003 following the closures of our facilities in Ottawa, Canada and Montreal, Canada in the third quarter of fiscal 2002. The fees charged by our agents decreased due to the variable nature of these charges. Fees are incurred based on the flight requests of some of our European and African customers and the cost of these services depend on the requests received and the services provided during the period. No further significant increases in the cost of our services are expected in future quarters without changing the current structure of our operations. With respect to the royalties incurred, these costs are expected to increase in conjunction with increases in revenues from specific services and products, namely V1PlusTM and CGProTM.

Cost of software license fees was approximately $1,500 for the six months ended April 30, 2003 as compared to approximately $49,000 during the six months ended April 30, 2002. In the six months ended April 30, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the six months ended April 30, 2002, we completed a license sale of our CLASS preferential bidding system. The cost of the CLASS installation was much higher than the FINS Weather and NOTAM's system given the greater complexity and customization of the system. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development expenditures increased approximately $175,000, or approximately 204%, from approximately $85,000 for the six months ended April 30, 2002 to approximately $260,000 for the six months ended April 30, 2003. This increase is due to our commitment to invest more in strategic research and development activities in fiscal 2003 in order to enhance the functionality of our current suite of products. In addition to an increase in headcount during fiscal 2002, including the addition of a new Vice President of Software Development, we also allocated more existing development staff to strategic activities during the six months ended April 30, 2003. Our investment in strategic research and development is expected to increase in future quarters as we continue to add to our development team. However, these increases are dependent on our ability to maintain future profitability.

Sales and marketing expenses

----------------------------- ---------------- -------------- ----------------
                                   2003            2002         Percentage
                                                                  Change
----------------------------- ---------------- -------------- ----------------
Salaries and benefits              $     350   $       297             29
Marketing expenses                        62            44             49
Travel                                    66            38             73
Other                                     14             -
----------------------------- ---------------- -------------- ----------------
                                   $     524           379             38
----------------------------- ---------------- -------------- ----------------

The increase in salaries and benefits is due to the addition of one sales person in the fourth quarter of 2002 and higher commissions earned in the six months ended April 30, 2003 (based on revenue from new customers added in recent months). The increase in sales travel is consistent with the increase in sales force as well as an increase in the number of opportunities currently being pursued. Other expenses consist of training for our sales force and account managers. Our investment in our sales force and account management team is expected to increase in future quarters as a result of the number of opportunities currently being pursued. However, these increases are dependent on our ability to maintain, develop, and turnover our current sales funnel.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

General and administrative expenses

----------------------------- ---------------- -------------- ----------------
                                   2003            2002         Percentage
                                                                  Change
----------------------------- ---------------- -------------- ----------------
Salaries and benefits              $     162   $       333            (52)
Insurance                                 95            60             60
Professional fees                         86            73             18
Provision for bad debts                   44           100            (56)
Losses on foreign exchange                46            13            254
Other                                    101           146            (31)
----------------------------- ---------------- -------------- ----------------
                                   $     534           726            (26)
----------------------------- ---------------- -------------- ----------------

The decrease in salaries and benefits as well as the related corporate travel costs is due to the departure of our former CEO in the six months ended April 30, 2002. Bad debts expense during the six months ended April 30, 2002 reflected the loss of customers following the events of September 11, 2001. In contrast, our current portfolio of customers remained strong in the six months ended April 30, 2003. The increase in insurance expenses in the six months ended April 30, 2003 is due to increases in business insurance following September 11, 2001. The current year's policies commenced in the second quarter of fiscal 2003. Based on our premiums for the current policy year, it is estimated that this expense will increase as much as 20% for the remainder of the fiscal year. We incurred greater losses on translation of foreign currency in the six months ended April 30, 2003 due to the weakened U.S. Dollar in recent months. This trend is expected to continue into the next quarter.

Recovery of bad debt - related party

In March 2003, we received $160,000 from Global Weather Dynamics, Inc., a related party. A 100% provision was made on this receivable during fiscal 2002. Therefore, the provision on this receivable was reversed for the full amount received. Global Weather Dynamics, Inc. still owes us approximately $50,000. We fully intend to pursue the collection of this amount; however, all amounts owed are fully provided for in our financial statements at April 30, 2003.

Recovery of Income Taxes

The estimated recovery of approximately $23,000 during the six months ending April 30, 2003 is due primarily to tax credits filed for research and development activities performed in Canada during fiscal 2001. While the majority of these credits are non-refundable, the value of the refundable tax credits were accrued during the six months ended April 30, 2003. The refundable tax credits were earned in two jurisdictions and the amount accrued was 75% of the amount applied for in one jurisdiction and 90% in the other in the event that some of the credits are disallowed prior to the completion of the assessment.

Net earnings

The  unaudited   consolidated  financial  statements  reflect  net  earnings  of approximately $291,000 for the six months ended April 30, 2003 as compared to net earnings of approximately $172,000 for the six months ended April 30, 2002.

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                10

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Liquidity and Capital Resources

As of April 30, 2003, our available funds consisted of $142,424 in cash. At April 30, 2003, we had a working capital deficiency of $217,563 as compared to a working capital deficiency of $464,083 as at October 31, 2002. It is anticipated that, based on our current cost structure, we will be able to eliminate our working capital deficiency from operating cash flow during fiscal year 2003.

Cash flows from operations for the six months ended April 30, 2003 accounted for a net inflow of $80,510, primarily based on the net earnings for the period, offset by the adjustment for non-cash items of approximately $90,000, a net increase in operating assets of approximately $64,000 and a decrease of approximately $57,000 in operating liabilities.

Cash flows from investing activities for the six months ended April 30, 2003 represent a net outflow of $53,421, due to the purchase of capital assets.

Cash flows from financing activities for the six months ended April 30, 2003 represent a net outflow of $107,296, due to repayments of existing loans and capital leases.

At April 30, 2003, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

On May 12, 2003, we signed a new banking facility with the Royal Bank of Canada, for an operating line of credit. This facility is secured by an assignment of Navtech-Canada's trade accounts receivable. Initially, the maximum credit extended will be approximately $91,000, but may increase to a maximum of approximately $209,000 with the improvement of certain financial statement ratios. This facility will replace the current accounts receivable factoring facility. At April 30, 2003, we were in compliance with all covenants.

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

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                11

NAVTECH, INC.


--------------------------------------------------------------------------------

                           Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 29, 2003. The following persons were elected as directors of the Company, such persons to hold office until their successors are elected or qualified:

                                            Number of Shares
                                            For        Withheld
                                        ------------- -----------

         David Strucke                     2,238,047       1,340
         Thomas D. Beynon                  2,220,183      19,204
         Michael Jakobowski                2,239,047         340
         Michael Ueltzen                   2,220,501      18,886


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(A) Certificate of Incorporation, as amended (1)

     3(B) By-Laws, as amended (2)

     99 Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended April 30, 2003.

Items 1 through 3, and Item 5 are not applicable and have been omitted.

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

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                12

NAVTECH, INC.


--------------------------------------------------------------------------------


Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NAVTECH, INC.


  Date: June 9, 2003                By: /s/   David Strucke
                                       ---------------------------------------
                                       David Strucke
                                       Chief Executive Officer
                                       (Principal Executive Officer, Principal
                                       Financial Officer, Principal
                                       Accounting Officer, and Duly
                                       Authorized Officer)

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                13

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

Date: June 9, 2003

                                          /s/   David Strucke
                                          -------------------
                                          David Strucke
                                          Chief Executive Officer and
                                          Chief Financial Officer

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                14