Form 10QSB
period 2003-07-31
NAVTECH INC
filed 2003-09-15
CIK 790272

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2003


              |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____

                              --------------------

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



       Registrant's telephone number, including area code: (519 ) 747-1170


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

 The number of shares outstanding of the issuer's common stock as of August 31,
                           2003 was 4,229,488 shares.

         Transitional Small Business Disclosure Format. Yes [ ] No [ ]

================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 31, 2003

                                      INDEX


Part I.  Financial Information

 Item 1.  Financial Statements                                              Page
                                                                            ----
   a)  Consolidated Statements of Operations for the Nine Months
       and Three Months Ended July 31, 2003 and 2002........................   1

   b)  Consolidated Balance Sheets as of July 31, 2003 and October 31, 2002.   2

   c)  Consolidated Statement of Stockholders' Equity for the Nine Months
       ended July 31, 2003..................................................   3

   d)  Consolidated Statements of Cash Flow for the Nine Months Ended
       July 31, 2003 and 2002...............................................   4

   e)  Notes to Consolidated Financial Statements...........................   5

 Item 2. Management's Discussion and Analysis or Plan of Operation..........   9

 Item 3. Controls and Procedures............................................  13


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K..................................  14


Signatures..................................................................  15

                          Part I. Financial Information

Item 1.  Financial Statements


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                             ------------------------------------------------------------
                                                                   Nine Months Ended             Three Months Ended
                                                                        July 31                       July 31
                                                                  2003           2002            2003          2002
-------------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                $5,036,677     $4,338,216      $1,842,358     $1,465,167
   Software license fees                                           63,000        226,311               -              -
-------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                5,099,677      4,564,527       1,842,358      1,465,167
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                                         2,876,584      2,529,209       1,046,224        911,406
   Cost of software license fees                                    1,500         49,243               -              -
   Research and development                                       377,811        167,715         118,221         82,287
   Sales and marketing                                            773,091        519,251         280,729        139,948
   General and administrative                                     890,783        956,252         356,946        243,574
   Recovery of bad debt - related party                          (159,351)             -               -              -
   Amortization of goodwill                                             -          8,397               -          2,799
-------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                     4,760,418      4,230,067       1,802,120      1,380,014
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Income from operations                                            339,258        334,460          40,237         85,153
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                10,267          3,858          10,207          1,673
   Interest expense                                               (47,944)       (95,146)        (16,193)       (15,374)
-------------------------------------------------------------------------------------------------------------------------
                                                                  (37,677)       (91,288)         (5,986)       (13,701)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        301,581        243,172          34,251         71,452
Income taxes recovery                                             (42,110)       (13,098)        (18,795)       (13,098)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $  343,691     $  256,270      $   53,046     $   84,550
-------------------------------------------------------------------------------------------------------------------------
Net earnings per share
   Basic                                                       $     0.08     $     0.06      $     0.01     $     0.02
   Diluted                                                     $     0.06     $     0.06      $     0.01     $     0.02
-------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                           1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------------------------
                                                                                         July 31,      October 31,
                                                                                          2003(1)             2002
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                                          $      116,746      $     207,610
   Accounts receivable (net of allowance for bad debts of $149,458;                     914,011            824,561
      2002 - $95,372)
   Investment tax credits receivable                                                     66,402             10,308
   Prepaid expenses and other                                                           161,007             84,819
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,258,166          1,127,298

Capital assets                                                                          514,313            466,148
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    1,772,479      $   1,593,446
====================================================================================================================
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $      920,100      $   1,025,236
   Deferred revenue                                                                     378,491            361,796
   Long-term debt - current portion                                                      60,036            182,788
   Obligations under capital lease - current portion                                     31,036              7,678
   Deferred lease inducements - current portion                                          15,477             13,883
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,405,140          1,591,381

Long-term debt                                                                           11,679             27,991
Obligations under capital lease                                                          46,488             10,060
Deferred lease inducements                                                               34,822             41,647
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,498,129          1,671,079
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share capital                                                                            4,837               4,835
Authorized - 20,000,000, Par Value $0.001,
   Issued - 4,837,406  (2002 - 4,834,906)
Treasury stock                                                                            (608)               (608)
Additional paid-in capital                                                           3,078,789           3,078,088
Accumulated other comprehensive income                                                  64,713              57,124
Accumulated deficit                                                                 (2,873,381)         (3,217,072)
-------------------------------------------------------------------------------------------------------------------
                                                                                       274,350             (77,633)
-------------------------------------------------------------------------------------------------------------------
                                                                                 $   1,772,479       $   1,593,446
===================================================================================================================
(1) Unaudited



                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                           2

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                                 Accumulated                                Total
                                                  Additional        Other                               Stockholders'      Total
                             Issued     Share       Paid-In     Comprehensive  Treasury    Accumulated     Equity/     Comprehensive
                             Shares    Capital      Capital         Income       Stock       Deficit    (Deficiency)       Income
------------------------------------------------------------------------------------------------------------------------------------

Balances, October 31, 2001  4,834,906  $ 4,835    $3,108,361    $  48,466      $ (508)    $(3,626,396)  $ (465,242)
Treasury shares                                      (30,273)                    (100)                     (30,373)
Translation adjustments                                             8,658                                    8,658     $    8,658
Net earnings                                                                                  409,324      409,324        409,324
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 31, 2002  4,834,906    4,835     3,078,088       57,124        (608)     (3,217,072)     (77,633)       417,982
------------------------------------------------------------------------------------------------------------------------------------
Stock options exercised         2,500        2           701                                                   703
Translation adjustments                                             7,589                                    7,589          7,589
Net earnings                                                                                  343,691      343,691        343,691
------------------------------------------------------------------------------------------------------------------------------------
Balances, July 31, 2003(1)  4,837,406  $ 4,837    $3,078,789    $  64,713      $ (608)    $(2,873,381)   $ 274,350     $  351,280
------------------------------------------------------------------------------------------------------------------------------------

(1) (unaudited)


                            See accompanying notes.
--------------------------------------------------------------------------------
NACTECH, INC.                                                           3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        --------------------------------
Nine Months Ended July 31,                                                   2003              2002
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                             $ 343,691        $   256,270
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                            124,785            120,441
   Amortization of goodwill                                                      -              8,397
   Loss on sale of capital assets                                                -             19,456
   Provision for uncollectable accounts                                     52,491             19,150
   Recovery of bad debt - related party                                   (159,351)                 -
   Deferred lease inducements                                              (11,087)           (10,362)
Changes in operating assets and liabilities
   Accounts receivable                                                      68,705            144,198
   Investment tax credits receivable                                       (53,489)             6,521
   Prepaid expenses and other                                              (72,194)           (95,349)
   Accounts payable and accrued liabilities                               (168,061)            24,723
   Deferred revenue                                                        (10,960)            15,314
   Income taxes payable                                                          -             (2,323)
---------------------------------------------------------------------------------------------------------
                                                                           114,530            506,436
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                                 (68,081)           (33,247)
Proceeds from sale of capital assets                                             -              3,175
---------------------------------------------------------------------------------------------------------
                                                                           (68,081)           (30,072)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Exercise of stock options                                                      703                  -
Redemption of shares                                                             -               (373)
Repayment of factored receivables                                                -           (165,994)
Repayment of capital leases                                                (17,039)            (3,103)
Repayment of bank loans                                                    (26,007)           (28,754)
Repayment of loans                                                        (118,255)          (184,713)
---------------------------------------------------------------------------------------------------------
                                                                          (160,598)          (382,937)
---------------------------------------------------------------------------------------------------------
Effect of foreign exchange rates on cash                                    23,285             12,796
---------------------------------------------------------------------------------------------------------
Net cash flow                                                              (90,864)           106,223
Cash, beginning of period                                                  207,610             22,011
---------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $ 116,746        $   128,234
---------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                              $ (42,137)       $   (69,327)
   Cash received (paid) during the period for income taxes               $    (745)       $    20,524
   Assets acquired through capital leases                                $  72,198        $    16,980
---------------------------------------------------------------------------------------------------------




                            See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                           4

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2003, the consolidated statements of operations for the nine and three months ended July 31, 2003, the consolidated statements of cash flows for the nine months ended July 31, 2003 and 2002 and the consolidated statement of stockholders' equity for the nine months ended July 31, 2003, have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2003, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada and Navtech-UK. All material inter-company balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are accumulated in comprehensive income, which is a separate component of equity.

Our deferred revenue includes the value of services invoiced in advance. These services will be provided in the following quarterly period. At July 31, 2003, a portion of these invoices remains outstanding.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2002. Results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           5

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

We adopted the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. There were no intangible assets recorded as of November 1, 2002. Consequently, the adoption of FAS 142 had no material impact on the financial statements for the nine months ended July 31, 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. We adopted the provisions of FAS 144 effective November 1, 2002. FAS 144 had no material impact on the financial statements for the period ended July 31, 2003.

In December 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of July 31, 2003, we had not issued or modified any guarantees after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

Prior to fiscal 2003, as permitted under SFAS No. 123 "Accounting for Stock-based Compensation" (SFAS 123), we applied APB No. 25 "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for our stock-based compensation plans. SFAS 123 required disclosure of pro forma amounts to reflect the impact if we had elected to adopt the optional recognition provisions of SFAS 123 for our stock option plans.

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

SFAS 148 also required quarterly disclosure of the impact of stock-based awards as if the awards had been accounted for using fair-value methods. Had we applied the fair value based method to all stock-based awards, reported net earnings and earnings per share would have decreased to the pro forma amounts indicated below for each of the nine months ended:

--------------------------------------------------------------------------------
                                               July 31, 2003       July 31, 2002
--------------------------------------------------------------------------------
Net earnings - reported                          $   343,691       $   256,270
    Pro forma stock-based compensation                73,114            72,558
--------------------------------------------------------------------------------
Net earnings - pro forma                         $   270,577       $   183,712
================================================================================
Basic earnings per share - reported                     0.08              0.06
Diluted earnings per share - reported                   0.07              0.06
    Pro forma stock-based compensation                (0.02)             (0.02)
--------------------------------------------------------------------------------
Basic earnings per share - pro forma           $       0.06        $      0.04
Diluted earnings per share - pro forma         $       0.05        $      0.04
================================================================================


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           6

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

The fair value of stock options used to compute the pro forma net earnings and earnings per share was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the nine months ended:

--------------------------------------------------------------------------------
                                                 July 31, 2003     July 31, 2002
--------------------------------------------------------------------------------
Black-Scholes weighted-average assumptions
     Expected dividend                                   0.00%             0.00%
     Expected volatility                               206.33%           209.66%
     Risk-free interest rate                                4%                4%
     Expected option life in years                           4                 4
Weighted average stock option fair value
  option granted                                     $     N/A          $   0.29
================================================================================

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                          Nine Months ended July 31,      Three Months ended July 31,
                                                          -------------------------       ---------------------------
                                                                 2003        2002             2003          2002
---------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                         $   343,691   $ 256,270         $   53,046    $   84,550
---------------------------------------------------------------------------------------------------------------------
Adjustments:
   Amortization of goodwill from continuing operations                -       8,397                  -         2,799
Net earnings - adjusted (B)                                 $   343,691   $ 264,667         $   53,046    $   87,349
---------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings per share -
   weighted average
     number of common shares outstanding (C)                  4,227,266   4,326,988          4,227,821     4,326,988
   Effect of dilutive securities:
     Employee stock options and warrants                        363,250      37,500            363,250        37,500
---------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -
   adjusted weighted
     average number of common shares outstanding (D)          4,590,516   4,364,488          4,591,071     4,364,488
---------------------------------------------------------------------------------------------------------------------

Earnings per share - basic (A)/(C)                                 0.08        0.06               0.01          0.02
----------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(D)                               0.07        0.06               0.01          0.02
----------------------------------------------------------------------------------------------------------------------
Adjusted earnings per share - basic (B)/(C)                $       0.08   $     0.06         $    0.01     $    0.02
----------------------------------------------------------------------------------------------------------------------
Adjusted earning per share - diluted (B)/(D)               $       0.07   $     0.06         $    0.01     $    0.02
----------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

Adjusted earnings per share reflects the earnings per share that would have been realized for the comparative period had we not amortized the goodwill from continuing operations in the three and nine month prior periods.

COMMITMENTS AND CONTINGENCIES

There were no significant commitments or contingent liabilities as at July 31, 2003.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           7

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

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

Results of operations

Revenues
--------

Revenue from service fees was approximately $5.0 million for the nine months ended July 31, 2003, compared with approximately $4.3 million for the nine months ended July 31, 2002, an increase of approximately 16%. The increase in service fees in 2003 was primarily due to an increase in fees from new customers of approximately $585,000 and an increase in fees from existing customers of approximately $234,000. These increases were offset by the loss in fees of approximately $141,000 from customers who ceased operations in prior quarters and the loss of revenue totaling approximately $142,000 from customers who ceased using our services in prior quarters. These customers include customers whose contracts had expired and one-time customers in 2002.

Revenue from software license fees was $63,000 for the nine months ended July 31, 2003 as compared to approximately $226,000 during the nine months ended July 31, 2002. In the nine months ended July 31, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the nine months ended July 31, 2002, we completed a license sale of our CLASS preferential bidding system.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Costs and expenses
------------------

Cost of service fees

--------------------------------------------------------------------------------
                                                                     Percentage
                                            2003           2002        Change
--------------------------------------------------------------------------------
Salaries and benefits                   $   1,802      $   1,498            20%
Communication costs                           531            530             -
Agent costs                                     8             49           (84)
Rent                                          161            181           (11)
Royalties                                     107             73            47
Depreciation                                   93             84            11
Other                                         175            114            54
--------------------------------------------------------------------------------
                                        $   2,877      $   2,529            14%
--------------------------------------------------------------------------------

Overall, the prolonged decline of the US Dollar during this fiscal year has had a negative impact on the cost of our services. With the majority of our support personnel located in Canada and the United Kingdom, the stronger currencies in those countries have effectively increased the cost of those services stated in US Dollars by approximately $158,000 for the nine months ended July 31, 2003. The remaining increases are explained below.

The increase in salaries and benefits is due to an increase in headcount completed in the fourth quarter of 2002. Specifically, we improved upon our quality assurance processes by adding a dedicated department comprised of four full-time equivalents and we hired a new Vice President of Operations in May 2002.

The fees charged by our agents decreased due to the variable nature of these charges. However, the decrease is also due to the growth of revenues from hosted solutions in comparison to outsourced dispatch services. Fees are incurred based on the flight requests of some of our European and African customers utilizing our outsourced dispatch services and the cost of these services depend on the requests received and the services provided during the period.

The cost of facilities was lower in the nine months ended July 31, 2003 following the closures of our facilities in Ottawa, Canada and Montreal, Canada in the third quarter of fiscal 2002.

Royalties increased due to the increase in Aircraft Performance service fees in the nine months ended July 31, 2003 as compared the nine months ended July 31, 2002. We currently pay a royalty for the use of some of the products used to generate these revenues.

Other costs include the cost of hardware that is resold to customers as part of implementation of new services. Normally a small component of our overall costs, we secured several new installations during the nine months ended July 31, 2003 that accounted for an increase of approximately $40,000. This is also consistent with the increase in Revenue from service fees experienced in the nine months ended July 31, 2003 (see "Revenues" above).

No further significant increases in the cost of our services are expected in future quarters without changing the current structure of our operations. However, with respect to the volume of opportunities currently being pursued, successful completion of these opportunities may result in additional support staff and infrastructure required. With respect to the royalties incurred, these costs are expected to increase in conjunction with increases in revenues from specific services and products, namely V1PlusTM and CGProTM.

Cost of software license fees was approximately $1,500 for the nine months ended July 31, 2003 as compared to approximately $49,000 during the nine months ended July 31, 2002. In the nine months ended July 31, 2003, we completed a license sale of our FINS Weather and NOTAM's system, while in the nine months ended July 31, 2002, we completed a license sale of our CLASS preferential bidding system. The cost of the CLASS installation was


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           10

NAVTECH, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

much higher than the FINS Weather and NOTAM's system given the greater complexity and customization of the system. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development expenditures increased approximately $210,000, or approximately 125%, from approximately $168,000 for the nine months ended July 31, 2002 to approximately $378,000 for the nine months ended July 31, 2003. This increase is due to our commitment to invest more in strategic research and development activities in fiscal 2003 in order to enhance the functionality of our current suite of products. In addition to an increase in headcount during fiscal 2002, including the addition of a new Vice President of Software Development, we also allocated more existing development staff to strategic activities during the nine months ended July 31, 2003. Our investment in strategic research and development in future quarters is expected to be similar to the levels invested during the current fiscal year.

Sales and marketing expenses

--------------------------------------------------------------------------------
                                                                    Percentage
                                     2003            2002             Change
--------------------------------------------------------------------------------
Salaries and benefits           $     582           $   392             48%
Marketing expenses                     76                63             20
Travel                                 99                64             54
Other                                  16                 -
--------------------------------------------------------------------------------
                                $     773           $   519             49%
--------------------------------------------------------------------------------

As stated previously, the weakened US Dollar has had a negative impact on our costs. The resulting currency fluctuations during the nine months ended July 31, 2003 have increased the cost of our sales and marketing efforts by approximately $47,000 for the period. The remaining increases are discussed below.

The increase in salaries and benefits is due to the addition of one sales person in the fourth quarter of 2002 and higher commissions earned in the nine months ended July 31, 2003 (based on revenue from new customers added in recent months). In addition, the expenses for salaries and benefits also include the cost of severances associated with the termination of individuals on the sales team. The increase in sales travel is consistent with the increase in sales force as well as an increase in the number of opportunities currently being pursued. Other expenses consist of training for our sales force and account managers. Our investment in our sales force and account management team is expected to increase in future quarters as a result of the number of opportunities currently being pursued and the addition of new products and features developed during the current year. However, these increases are dependent on our ability to maintain, develop, and turnover our current sales funnel.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                           11

NAVTECH, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

General and administrative expenses

--------------------------------------------------------------------------------
                                                                   Percentage
                                       2003            2002          Change
--------------------------------------------------------------------------------
Salaries and benefits              $     302        $  452            (33)%
Insurance                                148           107             29
Professional fees                        130           112             16
Provision for bad debts                   80            83             (4)
Losses on foreign exchange                62            20            210
Other                                    169           182             (7)
--------------------------------------------------------------------------------
                                   $     891        $  956             (7)%
--------------------------------------------------------------------------------

As stated previously, the weakened US Dollar has had a negative impact on our costs. The resulting currency fluctuations during the nine months ended July 31, 2003 have increased the cost of our administrative expenses by approximately $42,000 for the period. The remaining decreases are discussed below.

The decrease in salaries and benefits is due to the departure of our former CEO during the nine months ended July 31, 2002. The increase in insurance expenses in the nine months ended July 31, 2003 is due to increases in business insurance experienced in all sectors during the past year. The current year's policies commenced in the second quarter of fiscal 2003. Based on our premiums for the current policy year, it is estimated that this expense will increase as much as 20% for the remainder of the fiscal year. We incurred greater losses on the translation of foreign currency in the nine months ended July 31, 2003 due to the weakened U.S. Dollar in recent months. This trend is expected to continue into the next quarter.

Recovery of bad debt - related party In March 2003, we received $160,000 from Global Weather Dynamics, Inc., a related party. A 100% provision was made on this receivable during fiscal 2002. Therefore, the provision on this receivable was reversed for the full amount received. Global Weather Dynamics, Inc. still owes us approximately $52,000. We fully intend to pursue the collection of this amount; however, all amounts owed are fully provided for in our financial statements at July 31, 2003.

Other income (expense)
----------------------

Net other expenses decreased approximately $53,000 or 58% from approximately $91,000 during the nine months ended July 31, 2003 to approximately $38,000 during the nine months ended July 31, 2003. Interest expenses decreased by approximately $47,000 due primarily to maturing long-term debt and the decreased usage of short-term financing during the period. Interest income increased by approximately $6,000 due to accrued interest from the settlement of a tax appeal from a prior period.

Recovery of income taxes
------------------------

The estimated recovery of approximately $42,000 during the nine months ending July 31, 2003 is due to tax credits filed for research and development activities performed in Canada during fiscal 2001 as well as a favorable settlement in a tax dispute with the Government of Canada. The refundable tax credits were earned in two jurisdictions and the amount accrued was 75% of the amount filed in one jurisdiction and 90% in the other in the event that some of the credits are disallowed prior to the completion of the assessment.

Net earnings
------------

The unaudited consolidated financial statements reflect net earnings of approximately $344,000 for the nine months ended July 31, 2003 as compared to net earnings of approximately $256,000 for the nine months ended July 31, 2002, an increase of approximately $88,000 or 34%.

--------------------------------------------------------------------------------
NAVTECH, INC.                                                           12

NAVTECH, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As of July 31, 2003, our available funds consisted of $116,746 in cash and an unutilized operating line of credit as noted in the last paragraph below. At July 31, 2003, we had a working capital deficiency of $146,976 as compared to a working capital deficiency of $464,083 as at October 31, 2002. Eliminating this deficiency remains as one of our top priorities in future quarters.

Cash flows from operations for the nine months ended July 31, 2003 accounted for a net inflow of $114,530, primarily based on the net earnings for the period, and offset by a net increase in operating assets of approximately $57,000 and a decrease of approximately $179,000 in operating liabilities.

Cash flows from investing activities for the nine months ended July 31, 2003 represent a net outflow of $68,081 due to the purchase of capital assets.

Cash flows from financing activities for the nine months ended July 31, 2003 represent a net outflow of $160,598, due to repayments of existing loans and capital leases.

At July 31, 2003, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

On May 12, 2003, we signed a new banking facility with the Royal Bank of Canada for an operating line of credit. This facility is secured by an assignment of Navtech-Canada's trade accounts receivable. Initially, the maximum credit extended will be approximately $91,000, but may increase to a maximum of approximately $214,000 with the improvement of certain financial statement ratios. This facility has replaced the previous accounts receivable factoring facility. At July 31, 2003, we were in compliance with all covenants.

Item 3.   Controls and Procedures

Our Chief Executive Officer, who is also our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of July 31, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






--------------------------------------------------------------------------------
NAVTECH, INC.                                                           13

NAVTECH, INC.

--------------------------------------------------------------------------------

                           Part II. Other Information


Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(A) Certificate of Incorporation, as amended (1)

     3(B) By-Laws, as amended (2)

     31   Rule 13a - 14(a) / 15d - 14(a)  Certification,  as Adopted Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended July 31, 2003.

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



--------------------------------------------------------------------------------
NAVTECH, INC.                                                           14

NAVTECH, INC.

--------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NAVTECH, INC.


Date: September 15, 2003                   By:  /s/ David Strucke
                                                --------------------------------
                                                David Strucke
                                                Chief Executive Officer
                                                (Principal Executive Officer,
                                                Principal Financial Officer,
                                                Principal Accounting Officer,
                                                and Duly Authorized Officer)







--------------------------------------------------------------------------------
NAVTECH, INC.                                                           15