Form 10KSB
period 2003-10-31
NAVTECH INC
filed 2004-01-29
CIK 790272

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

                   For the Fiscal Year Ended October 31, 2003

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
      Title of Each Class                         on Which Registered
      -------------------                         -------------------

            None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 6,933,555

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of December 31, 2003, was $772,540

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of December 31, 2003 was 4,234,488 shares.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: none
================================================================================

================================================================================
                                  NAVTECH, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended October 31, 2003

INDEX

PART I                                                                                          PAGE
    Item 1.   Description of Business.............................................................3
    Item 2.   Description of Property.............................................................9
    Item 3.   Legal Proceedings..................................................................10
    Item 4.   Submission of Matters to a Vote of Security Holders................................11


Part II
     Item 5.  Market for Common Equity and Related Stockholder Matters...........................12
     Item 6.  Management's Discussion and Analysis or Plan of Operation..........................13
     Item 7.  Financial Statements...............................................................23
     Item 8.  Changes In and Disagreements With Accountants on Accounting and
              Financial Disclosure...............................................................24
     Item 8A. Controls and Procedures............................................................25


Part III
     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..................................26
     Item 10. Executive Compensation.............................................................28
     Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters....................................................30
     Item 12. Certain Relationships and Related Transactions.....................................32


Part IV
     Item 13. Exhibits, List and Reports on Form 8-K ............................................33



INDEX TO FINANCIAL STATEMENTS....................................................................F-1

SIGNATURES.......................................................................................35



NAVTECH, INC.                                                             Page 2
2003 10-KSB

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

Our head office is located at 2340 Garden Road, Suite 102, Monterey, CA 93940. Our principal operations are based at 175 Columbia Street West, Suite 102, Waterloo, Ontario, Canada, N2L 5Z5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Bulletin Board under the symbol "NAVH". For investor information, we can be reached at (519) 747-1170.

BUSINESS OF THE COMPANY

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

It is our objective to become the leading supplier of integrated operations management systems to the mid-sized airlines of the world. The mid-sized carrier segment (5 to 120 aircraft) represents approximately 600 carriers worldwide. These carriers require the same sophisticated systems used by the larger carriers but are unlikely to have the ability or resources to support internal development.

We believe that our success is generally attributable to four factors. First, we offer best of breed solutions through our retention of a highly skilled and experienced technical and flight operations workforce that combine knowledge of both aviation and software development. Second, we also employ a highly regarded technical and operations support team that provides customer service on a round-the-clock basis. Third, we are focused on an often ignored segment of our industry - the mid-sized carrier segment. Our North American customer base is an enviable grouping of some of the most successful mid-sized airlines in North America, and we have made significant gains in market share in the European marketplace over the last two years. Finally, we have a reputation as an entrepreneurial organization capable of partnering and

NAVTECH, INC.                                                             Page 3
2003 10-KSB
meeting the ever-changing needs of our customers to allow them to effectively compete in their marketplace.

Industry Overview

The flight operations industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the
marketplace.   These  trends  have  caused   convergence  of  flight  operations
management systems as it relates to airspace management and the different functions required to efficiently manage airlines operations. The major trends are:

o Significant increases in input costs for labor, fuel, insurance and most recently, security;
o Rationalization of routes by the major network carriers in response to the general economic conditions and the increased success of low fare carriers;
o Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;
o Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;
o Increased outsourcing of non-core business activities as a means of reducing costs; and
o An increase in collaborative decision making (CDM) between the different airspace users as a means of improving capacity and efficiency. This effort is to reduce the estimated worldwide impact of $2 billion annually that results from an inefficient air traffic management system.

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

Towards the end of our fiscal year, airline passenger traffic started to shows signs of recovery after the tragic events of September 11, 2001 and the viral epidemic Severe Acute Respiratory Syndrome (SARS) early in 2003 which caused a sharp decline in Asia Pacific travel as well as a general decline in travel worldwide. Although traffic started to recover worldwide, in many regions such as North America and Europe ticket prices and yields remained depressed due to the continued penetration of low cost carriers and the overcapacity of seats. Two U.S. major carriers, United Airlines (number two worldwide in sales) and US Airways, as well as Canadian flag carrier, Air Canada, all sought bankruptcy protection as a mechanism to shed debt and restructure costs in order to compete in the new airline environment.

Since 2001, airlines have reduced their capital expenditures which has had a corresponding effect on our market. This resulted in an increased length of sales cycle and a reduction of the resources that prospective customers can apply to evaluating and improving internal systems. Finally, there have been new entrants in most segments of the crew scheduling market over the last 12 months. These factors have combined to lead to an intensification among vendors which has led to price declines in certain product-market segments.

The more recent recovery and industry restructuring among airlines in North America and Europe has led to a significant increase in interest for certain products and services that we offer. As well, the continuing deregulation of the airline industry in Asia (excluding China and Japan) is leading to a record number of new start-up airlines, a phenomenon similar to the previous North American and more recent European experience.

Strategy

Our objective is to be a premiere provider of a complete integrated operations management system to the mid-sized airlines in the world. To achieve this objective, our strategy consists of a concentrated effort to build on our premiere dispatch and crew scheduling product line, acquire the aircraft maintenance and ground operations components for our overall integrated operations management system, and enter into

NAVTECH, INC.                                                             Page 4
2003 10-KSB
strategic partnerships to fill out the remainder of specialty applications that a given client may require as part of its product suite.

Market for an Integrated Airline Operations Solution

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations management system that interfaces well with legacy systems and performs all of the following required functions in an integrated fashion:

o    Dispatch
o    Airline Schedule and Commercial Planning
o    Crew Scheduling
o    Maintenance
o    Ground and Customer Operations

As with most mature industries, airlines typically had functional silos for the different parts of their operation: crew, dispatch, maintenance, and passenger services/ground operations. In these organizations, decision-making was inefficient due to a lack of information or the inability to handle all of the information presented. The early 1990s saw the emergence of a systems operations control (SOC) philosophy in which the various functional silos would report to a single manager for the execution of the daily flight schedule. The implementation of the SOC philosophy has meant changes in physical location, reporting lines, decision-making authority, business processes and technology. Although the SOC philosophy was adopted in the large carrier segment (over 120 aircraft), especially in North America and Western Europe, most mid-sized carriers have now moved to an integrated operations control system as the next step in the development of their operational effectiveness.

Current Navtech Solutions

Flight Plan Services

o DispatchProTM . DispatchPro provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The system has been created to bring together the requirements of flight planning, weather, Notices to Airmen (NOTAMs), communications, flight schedule maintenance, mapping, runway analysis, aviation communications, third-party integration and management reporting. The software is designed to operate on the powerful, scalable, open source LINUX operating system. DispatchProTM is available through either an application service provider (ASP) agreement, where Navtech hosts the system and provides access, or through the purchase of a license and installation at a customer site. It is currently used by customers in both North America and Europe. The first version of DispatchProTM was released in March 1998 as AURORA and has since undergone additional development to enrich much of its functionality.

o WebFPTM. Released in July 2001, WebFPTM is an Internet-based, scaled-down version of DispatchProTM available to airlines whose fleet size limits the requirement for the more sophisticated functionality of our high end product or for those customers unable or unwilling to pay the higher costs involved with normal communications methods. This product is offered through an ASP agreement.

Aircraft Performance Systems

o V1PlusTM. Our V1PlusTM service is an aircraft performance engineering subscription service that is offered to airlines that do not maintain in-house engineering departments to provide regulatory approved aircraft take-off and landing performance calculations. Our Aircraft Performance Systems group prepares monthly manuals or CD-ROMs that provide customized updated take-off and landing data specific to various aircraft/engine combinations, flap settings and runways for thousands of airports around the world. V1PlusTM is also available in an onboard solution and as an integrated module to DispatchProTM.

NAVTECH, INC.                                                             Page 5
2003 10-KSB

o C.G. ProTM. Our aircraft weight and balance system, C.G. ProTM, incorporates aircraft first principles and technology to improve flight release processes and on-time effectiveness. The system is available for use on a stand-alone basis or across a network, and in both wide and narrow body aircraft, in passenger, freight or combination configurations.

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

Crew Management Systems

o CLASSTM and CLASSBidTM. CLASSTM, a preferential bidding system, allows the user to match available flying to an individual crew member's preferences in order to produce and optimize a final crew schedule that respects contractual constraints and company operating requirements. Today, our customers' pilots and flight attendants use CLASSTM to bid their scheduling preferences globally via the Internet, which makes the process of crew planning simple and efficient. The system is a true win-win for the airline and its crewmembers and demonstrates extremely high overall crew satisfaction, and a reduction in crew related expenses and crew planner work.

o Cygnus(TM). In August 2003, we acquired the source code rights to a premium crew pairing optimizer, Cygnus(TM), in use by some of the world's premiere airlines including ATA Airlines and Maersk Air. A crew pairing optimizer is the primary tool available to airlines and crew planners in minimizing crew costs and ensuring operational effectiveness once the contract and marketing schedule are set. Navtech is currently undertaking the integration of this product into our suite and has already made sales of this product to existing Navtech customers.

Ancillary Products and Services

o Customer Support. We offer comprehensive software support and customer account management in the United States, Canada, Africa, Europe, and the Asia Pacific region designed to maximize the benefits and utility of the software at the customer's location. These services include training and installation support, software updates, including new system functionality and ongoing enhancements, and telephone hot-line support. We believe that quality support services are a critical component of the customer's satisfaction level. Our customer support services are provided at our two operations centers in Waterloo, Canada and Crawley (Gatwick), United Kingdom.

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

Customers

Our primary focus is the mid-sized carrier market, which is defined as operators of modern aircraft with fleet sizes between 5 and 120 aircraft. These carriers increasingly have the same functional requirements as large carriers but do not have the information technology resources to develop and maintain systems to fulfill their needs. These operators also have shorter sales cycles, are less likely to be part of an airline alliance, and are generally more willing to switch vendors.

Our primary geographical markets are North America and Europe; these segments of the airline market are more progressive with respect to information technology, outsourcing and cost reduction. Prior to the end

NAVTECH, INC.                                                             Page 6
2003 10-KSB
of the fiscal year, Navtech retained the services of an experienced sales professional with many years of direct experience in the Asia Pacific region. We intend over the coming fiscal year to take our successful product-support model to this new market.

We currently have a broad customer base of over 120 airlines worldwide. In North America we have 80 customers using our products and services, including 33% of all long-haul carriers using our core dispatch systems. Our European market has been one of development over the last two years and we have recently made installations of our core DispatchProTM system at Air Atlanta Icelandic and TNT Airways. This represents an expansion of our European DispatchProTM business from our European launch customer, Virgin Express, and the Frankfurt Flight Control office of Delta AirlinesTM. In Asia Pacific, our initial reference customer is currently testing our products and services. At the end of fiscal 2003, we had 32 airlines based in Europe, Africa and the Middle East using our products and services. No customer was in excess of 10% of our total revenues for the last fiscal year.

Industry Competition

The market for the integrated operations control systems is intensely competitive and subject to rapid change. We expect competition to increase in the future as new products come to market and consolidation of vendors continues. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, and underlying technology.

Our main competitors can be divided into four main categories:

o Major airline information technology spin-offs such as Lufthansa's Information Technology Software GmbH (Lufthansa Systems), The Sabre Group (a former subsidiary of American Airlines), and EDS.
o Aviation software vendors such as Jeppesen and SBS International (both acquired by Boeing), Honeywell, SITA (the European aviation network provider) and ARINC (the American aviation network provider).
o Smaller independent companies with annual revenue of less than US$20 million that have developed flight operations management solutions for commercial aviation, such as AIMS, Carmen Systems, Air Data, European Aeronautical Group (EAG), AD OPT and RM Rocade.

We believe that the larger corporations such as Boeing, Lufthansa, EDS, Honeywell, SITA and ARINC have an interest in being the driving forces behind not only the infrastructure development (i.e. onboard systems, moving map technology, ground to air communications, air traffic management system improvements) but also the service delivery (i.e. outsourcing of air traffic management responsibilities). We believe that these companies will continue to be at the forefront of the industry consolidation.

In fiscal 2003, the following three significant developments occurred:

o    the acquisition of the assets of Mercury Scheduling by Ad Opt Technologies;
o the acquisition of the former British Airways AERAD aeronautical information group from Thales by SAS Flight Support; and
o the consolidation of LIDO, formerly an independent subsidiary of Lufthansa, into the existing Lufthansa Systems to reduce overhead and be able to offer a more complete airline solution.

Marketing and Distribution

We employ a direct sales force to market our products and services in North America and Europe through offices in Canada and the United Kingdom and the retention of sales professionals in Sweden and Singapore. In addition, we employ an account management team that provides customer and sales support and sells add-on services to existing customers. Throughout fiscal 2003 we developed this team through the addition of three direct sales professionals and one new account manager in order to enhance our ability to distribute new products currently in development as well as to expand our customer base into the Asia Pacific region. As the nature of our sales transactions are typically smaller recurring revenue business, the number of potential customers small, and the markets that we are currently accessing modern industrial nations, we have chosen to use direct sales as our only means of distribution. This decision will need to be revisited periodically and the appropriate distribution partners secured if appropriate.


NAVTECH, INC.                                                             Page 7
2003 10-KSB

Product Development

Most of our software products are developed internally. We also purchase technology and license intellectual property rights. Beginning in fiscal 2003 and continuing during fiscal 2004, we will be advancing and developing our next generation architecture and product line We also have established development methodologies and procedures that provide structure to our product development activities and allow us to track the efforts of the Product Development group. This is especially important given Navtech-Canada's access to tax credits for qualifying research and development.

We communicate with our customers through account managers and user group meetings to determine the latest requirements of the operations department of an airline. During 2003 we started emphasizing a product management function that coordinates requirements and manages the life-cycle and positioning of our products.

During fiscal 2003 and 2002, we spent approximately $455,000 and $299,000, respectively, on product research and development activities. These amounts represented approximately 10% and 4%, respectively, of revenue in each of those years. We are committed to continue our expenditures on research and product development.

Intellectual Property Rights

We regard all of our software products as proprietary. Our software products are generally licensed to end users on a "right to use" basis pursuant to a perpetual, non-transferable license that generally restricts the use of the software to the customer's operations or third parties affiliated with the customer.

Government Regulations

We are not subject to any government regulations with respect to the operations of our business. It is an airline's responsibility to ensure that the flight plan and other data meet all local civil aviation authority regulations and requirements.

Employees

As of November 30, 2003, we had a total of 92 employees (of which 86 were full time employees) including the following:

o    5 in sales and marketing,
o    7 in account management,
o    30 in customer support, data services and flight planning services
o 12 in professional services (quality assurance, IT system administration, installation management, testing and documentation),
o    30 in research and development and product maintenance, and
o    8 in management, finance and administration.

None of our employees are represented by a labor union and we believe that our employee relations are good. We believe that our success will depend, to a large degree, upon our ability to attract and retain highly skilled, technical, managerial and sales personnel, and to retain personnel with flight operations expertise.

NAVTECH, INC.                                                             Page 8
2003 10-KSB

ITEM 2.  DESCRIPTION OF PROPERTY

We have offices in the following locations:

Monterey, California

Our head office is located at Suite 206, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and we currently sublet approximately 750 square feet of office space for $2,400 per month pursuant to a sublease that expires in March 2004.

Waterloo, Ontario

Navtech-Canada leases approximately 11,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. This location is used for flight operations, software development, customer support, sales, account management and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $17,700 Canadian (approximately $13,300 US) and terminates on October 31, 2006.

Crawley, West Sussex, UK

Navtech-UK's premises are located at Durand House, Manor Royal, Crawley, West Sussex, UK. The premises are currently leased month to month with a six-month
notice   provision  for  the  tenant  or  landlord.   This  office   encompasses
approximately 1,900 square feet of space and is used for flight operations, customer support, sales and administration. The current monthly rent expense is approximately (pound)3,000 Pounds (approximately $5,100 US).

Our total rent expense was approximately $220,000 for the year ended October 31, 2003. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.



NAVTECH, INC.                                                             Page 9
2003 10-KSB

ITEM 3.  LEGAL PROCEEDINGS

On September 13, 1999, we received a demand from the attorneys for the Chapter 11 Creditors Committee for Southern Air Transport, Inc. for alleged preferential payments of $88,850.09 made to Navtech-Canada within 90 days of the filing of the bankruptcy petition by Southern Air in the United States Bankruptcy Court for the Southern District of Ohio on October 1, 1998. The claim against Navtech-Canada was dismissed during 2003.

NAVTECH, INC.                                                            Page 10
2003 10-KSB

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2003.


NAVTECH, INC.                                                            Page 11
2003 10-KSB

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "NAVH". The high and low closing bid prices of the common stock are listed below by fiscal quarter. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

                                             High                  Low
------------------------------------- -------------------- ---------------------
Year Ended October 31, 2003
     Fourth Quarter                     $    0.51             $    0.36
     Third Quarter                           0.51                  0.33
     Second Quarter                          0.54                  0.31
     First Quarter                           0.31                  0.30
------------------------------------- -------------------- ---------------------


------------------------------------- -------------------- ---------------------
Year Ended October 31, 2002
     Fourth Quarter                     $    0.45             $    0.20
     Third Quarter                           0.30                  0.15
     Second Quarter                          0.35                  0.15
     First Quarter                           0.16                  0.15
------------------------------------- -------------------- ---------------------


Shareholders

Our transfer agent has advised that the approximate number of record holders of common stock at November 30, 2003 was 305.

Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2003.


NAVTECH, INC.                                                            Page 12
2003 10-KSB

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following table shows our annual results of operations for fiscal years 2003 and 2002 (in thousands except per share amounts):

                                                 Results of Operations      Percentage of Total Revenue
                                             ------------------------------ ------------------------------
                                             For the year ended October 31, For the year ended October 31,
                                             ------------------------------ ------------------------------
                                                  2003          2002           2003            2002
--------------------------------------------- ------------- --------------  -------------- ---------------
REVENUE
     Service fees                               $   6,871     $   6,038            99%            96%
     Software license fees                             63           226             1              4
--------------------------------------------- ------------- --------------  -------------- ---------------
     Total revenue                                  6,934         6,265           100            100
--------------------------------------------- ------------- --------------  -------------- ---------------

COSTS AND EXPENSES
     Cost of services                               3,892         3,387            56             54
     Cost of software license fees                      2            49             -              1
     Research and development                         455           299             7              5
     Selling and marketing                          1,035           643            15             10
     General and administrative                     1,207         1,190            17             19
     Provision  for (recovery of) bad debt -
         related parties                             (160)          101            (2)             -
     Foreign exchange loss                             68            19             1              -
     Amortization of goodwill                           -            11             -              -
     Goodwill impairment charge                         -            87             -              1
--------------------------------------------- ------------- --------------  -------------- ---------------
     Total costs and expenses                       6,499         5,786            94             90
--------------------------------------------- ------------- --------------  -------------- ---------------
Income from operations                                434           479             6             10
--------------------------------------------- ------------- --------------  -------------- ---------------
Other income (expense)
     Interest expense                                 (63)         (107)           (1)            (2)
     Interest revenue                                  22             4             -              -
--------------------------------------------- ------------- --------------  -------------- ---------------
                                                      (42)         (103)           (1)            (2)
--------------------------------------------- ------------- --------------  -------------- ---------------
Income before income taxes                            393           376             6              8
Recovery of income taxes                              312            34            (5)             -
--------------------------------------------- ------------- --------------  -------------- ---------------
Net earnings (loss)                                   705           409            10%             8%
--------------------------------------------- ------------- --------------  -------------- ---------------
Net earnings per share
     Basic                                      $     0.17    $     0.09
--------------------------------------------- ------------- --------------
     Diluted                                    $     0.15    $     0.09
--------------------------------------------- ------------- --------------

Overview

In 2003, we had net earnings of approximately $705,000, total revenues of approximately $6,934,000 and income from operations of approximately $434,000. This is in comparison to fiscal 2002 net earnings of approximately $409,000, total revenues of approximately $6,265,000 and income from operations of approximately $478,000. The increase in net earnings in 2003 were due to various factors as detailed below:

o    Increase in total revenues of approximately 11%
o Approximately $3.9 million in cost of services, increased from 2002 corresponding with higher revenues
o Increased expenditures in research and development and selling and marketing as market conditions improved
o Recovery of approximately $160,000 provision for bad debt on an amount receivable from Global Weather Dynamics, Inc., a related party
o    Decrease of approximately $60,000 in net interest expense
o Recognition of approximately $266,000 in future tax benefits from available tax losses and credits in Canada.

NAVTECH, INC.                                                            Page 13
2003 10-KSB

Critical Accounting Policies

The following accounting policies are fundamental to the measurement and presentation of disclosures contained in our consolidated financial statements (see Note 2 to the consolidated financial statements contained in Item 7).

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

Revenue recognition

We record revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. We recognize software license revenues upon delivery if no significant obligations remain deliverable to the customer, the sales contract fee is fixed or determinable, amounts are due within one year and collection is probable, and when customer acceptance has occurred. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Third-party costs incurred by us that are directly related to license sales are deferred until such time as the related revenues are recognized.

Systems consulting and implementation fees are recognized upon rendering of services. Custom programming, communications and database income, and service bureau and support revenue are recognized ratably over applicable contract periods or as services are performed. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

NAVTECH, INC.                                                            Page 14
2003 10-KSB

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 141" and "FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria by which intangible assets acquired in a purchase method business combination be recognized and reported separately from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

We adopted the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. There were no intangible assets recorded as of November 1, 2002. Consequently, the adoption of FAS 142 had no material impact on the financial statements for the year ended October 31, 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as required by APB 30. Additionally, more dispositions may qualify as discontinued operations. We adopted the provisions of FAS 144 effective November 1, 2002. FAS 144 had no material impact on the financial statements for the period ended October 31, 2003.

In December 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that, upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of October 31, 2003, we had not issued or modified any guarantees after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

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

We have elected to continue to follow the intrinsic value method of APB 25 in accounting for stock-based compensation. Disclosure of the relevant pro forma amounts is included in Note 11 to the consolidated financial statements.


NAVTECH, INC.                                                            Page 15
2003 10-KSB

Revenue

Our revenue has traditionally been derived from two major sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, crew management services, and ongoing customer support and (ii) sales of software licenses.

Total revenue increased approximately $668,000, or approximately 11%, from approximately $6.3 million in 2002 to approximately $6.9 million in 2003. This increase is due primarily to:

o    the addition of new customers representing approximately $945,000
o increases in revenue from existing customers for existing services of approximately $490,000
o    the   addition  of  new   services  at  existing   customers   representing
     approximately $75,000.

These increases were partially offset by :

o decreases in revenue from existing customers as a result of changes in their business requirements of approximately $405,000
o customer bankruptcies or cessation of lines of business in fiscal 2002 and 2003 representing approximately $205,000
o    the cancellation of customer contracts representing approximately $135,000
o a decrease in one-time software license and custom development revenue of approximately $100,000.

Service fees

Revenue from service fees was approximately $6.9 million in 2003 as compared with approximately $6.0 million in 2002, an increase of approximately 14%, or approximately $833,000. This increase is due primarily to:

o the addition of new customers or new services to existing customers representing a revenue increase of approximately $1,020,000
o    an increase in one-time custom development revenue of approximately $70,000
o a net increase in revenue from existing customers for existing services of approximately $85,000.

Customer   bankruptcies   or  losses  resulted  in  a  decrease  in  revenue  of
approximately $340,000.

Software license fees

Revenue from software license fees was approximately $63,000 in 2003 as compared with approximately $226,000 in 2002. Software licensing efforts were significantly reduced in previous fiscal years as we moved completely to an application service provider (ASP) pricing model. However, occasional customers will request a software license pricing option when assessing our products.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United States, Canada and Europe, although we also have customers located in Mexico, Africa, and South America.

The following table shows total revenues on a customer geographic basis for fiscal 2003 and 2002 (in thousands except percentage amounts):

                                                      Total Revenue           Percentage of Total Revenue
                                              ------------------------------ ------------------------------
                                                   2003           2002            2003           2002
---------------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America
      and other                                  $   4,999      $   4,836            72%             77%
Canada                                                 914            662            13              11
Europe, Africa and Middle East                       1,021            767            15              12
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $   6,934      $   6,265           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------

NAVTECH, INC.                                                            Page 16
2003 10-KSB

Costs and Expenses

Cost of services

Costs of services consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 2003 and 2002 (in thousands except percentage amounts):

                                                       2003                2002          Percentage Change
------------------------------------------------ ------------------ ------------------- -------------------
Salaries and benefits                                 $      2,459       $      1,999                23%
Communication costs                                            655                701                (7)
Rent                                                           219                229                (4)
Computer leases and maintenance                                 34                 48               (29)
Royalties                                                       92                111               (18)
Depreciation                                                   130                129                 -
Other                                                          303                170                78
------------------------------------------------ ------------------ ------------------- -------------------
                                                      $      3,892       $      3,387                15%
------------------------------------------------ ------------------ ------------------- -------------------

The cost of services was approximately $3.9 million in 2003 compared with approximately $3.4 million in 2002, an increase of approximately $505,000, or approximately 15%. The major component of this increase was the increase in salaries and benefits of approximately $460,000.

With improved market conditions, investments in personnel started to increase in the third and fourth quarter of fiscal 2002 and continued through fiscal 2003. A significant proportion of hiring was focused in the areas of quality assurance and systems administration in order to maintain the high level of quality our customers have come to expect. In addition, higher costs were a result of the greater US dollar impact of Canadian salaries as the Canadian dollar strengthened in comparison to the US dollar.

Communications costs decreased from 2002 due to work during fiscal 2002 to eliminate duplicate network communications services and negotiate a new contract with our largest communications provider.

Other expenses include the purchase of hardware resold to customers.

Cost of software license fees

Cost of software license fees was approximately $2,000 in 2003 as compared approximately $49,000 in 2002. The lower cost of software license fees is a direct result of the lower software license revenues. Cost of software license fees consist primarily of installation time and related travel expenses.

Research and development

Our research and development activities are undertaken in Canada. Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial
refundable   tax  credits  are   generated  at  a  rate  of  10%  of  qualifying
expenditures. The Federal tax credits are available to reduce future income taxes payable and are non-refundable. Since there was no taxable income in Canada in 2003 or 2002 after the application of losses from prior years, Federal investment tax credits are available to reduce future income taxes for ten years from the year of the claim.

NAVTECH, INC.                                                            Page 17
2003 10-KSB

Research and development expenses increased from approximately $299,000 in 2002 to approximately $455,000 in 2003, representing an increase of approximately $156,000, or approximately 52%. Our increased profitability has improved our ability to return to a focus on new development aimed at improving the competitiveness of our products. We anticipate research and development will continue to be an area of focus in 2004.

Selling and Marketing Expenses

The following table shows the major components of selling and marketing expenses for fiscal 2003 and 2002 (in thousands except percentage amounts):

                                      2003              2002        Percentage Change
------------------------------ ------------------- ---------------- -------------------
Salaries and benefits               $     781           $     526             49%
Marketing and trade shows                  63                  34             86
Other                                      37                   -              -
Travel                                    153                  83             85

------------------------------ ------------------- ---------------- -------------------
                                    $   1,035           $     643             61%
------------------------------ ------------------- ---------------- -------------------

Selling  and  marketing  expenses  increased  by  approximately   $392,000,   or
approximately 61%, from approximately $0.6 million in 2002 to approximately $1.0 million in 2003. This increase can be attributed primarily to:

o an increase in salaries and benefits of approximately $255,000 as a result of an increase in the size of our sales and account management team, as well as the greater US dollar impact of Canadian salaries as the Canadian dollar strengthened in comparison to the US dollar
o an increase in marketing and trade show expenditure of approximately $34,000 as a result of our increased involvement in these types of events as market conditions improved
o an increase in travel expenses of approximately $70,000 related to the increase in the size and activity of the sales and account management team.

As the airline industry and the general economy continue to improve, we intend to dedicate further resources to our sales and marketing efforts. As a result, we anticipate that our selling and marketing expenses will increase in 2004.

General and Administrative Expenses

The following table shows the major components of general and administrative expenses for fiscal 2003 and 2002 (in thousands except percentage amounts):

                                                        2003              2002        Percentage
                                                                                        Change
------------------------------------------------ ------------------- --------------- --------------
Professional and consulting                           $   157             $   157             0%
Salaries and benefits                                     473                 566           (16)
Insurance                                                 200                 152            32
Travel                                                     49                  51            (4)
Provision for bad debts                                    74                  71             5
Depreciation                                               37                  22            68
Other                                                     216                 171            26
------------------------------------------------ ------------------- --------------- --------------
                                                      $ 1,207             $ 1,190             2%
------------------------------------------------ ------------------- --------------- --------------

General and administrative expenses were approximately $1.2 million in fiscal 2003 and 2002.

Increases in insurance costs for directors and officers liability and errors and omissions polices were offset by lower costs for executive personnel. Salaries and benefits in fiscal 2002 included approximately $69,000 paid to a former executive as severance.

NAVTECH, INC.                                                            Page 18
2003 10-KSB

Provision for (recovery of) bad debt - related parties

At the beginning of fiscal 2002, a balance of $212,284 was receivable from GWDI of which $111,113 had been provided for in fiscal 2001. During fiscal 2002, our ability to collect this receivable had become doubtful and the provision was increased by $101,171 to reduce the net receivable to nil. We received $160,000 from GWDI in March 2003. The collectability of the remaining $52,000 due to us remains uncertain and is fully provided for. We are continuing to pursue collection of this amount.

Amortization of Goodwill

There is no amortization of goodwill in fiscal 2003 due to the write-off of all remaining goodwill amounts in fiscal 2002.

Goodwill Impairment Charge

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

Other Income (Expense)

Interest Expense

Interest expeFnse decreased approximately $44,000, or approximately 41%, from approximately $107,000 in 2002 to approximately $63,000 in 2003. This decrease is primarily attributable to the termination of receivables factoring during fiscal 2002 and the decreased interest payments on loans as they neared maturity.

Recovery of Income Taxes

Recovery of income taxes increased approximately $278,000, or approximately 817%, from approximately $34,000 in 2002 to approximately $312,000 in 2003. The recovery in 2003 was primarily achieved through reassessments of investment tax credits from prior fiscal years (approximately $40,000), and the recognition of the future benefits available from past years' tax losses in Canada (approximately $265,000). The recognition of these benefits is a result of our currently having a reasonable expectation of future profitability in Canada. The recovery in 2002 was achieved through the application of the losses incurred in 2001 to taxable income in 1999 and the recovery of refundable tax credits in 2000. These losses were not applied until 2002.

No provision for income taxes was made in 2003 since income was earned in jurisdictions where there are sufficient losses available for carry forward to eliminate any taxable income.

Net Earnings

The financial statements reflect net earnings of approximately $705,000 for fiscal 2003, as compared to approximately $409,000 for fiscal 2002.

A net increase in our revenue of approximately $668,000 was offset by a net increase in costs and expenses (including interest) of approximately $651,000, resulting in a net increase in earnings before income taxes of approximately $17,000. Combined with this increase was the recovery of approximately $312,000 of income taxes in 2003 compared to the recovery of approximately $34,000 in 2002.

NAVTECH, INC.                                                            Page 19
2003 10-KSB

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2003, we had available cash of $138,785 and a working capital deficiency of $110,564, compared to available cash of $207,610 and a working capital deficiency of $464,083 as of October 31, 2002. It is anticipated that we will be able to eliminate our working capital deficiency from operating cash flow during fiscal year 2004.


Cash flows from operating activities amounted to a net inflow of $548,258 in fiscal 2003 as compared to a net inflow of $698,020 in fiscal 2002. The inflow in fiscal 2003 was primarily due to the net earnings, and the adjustment for depreciation and the provision for uncollectable accounts, offset by the increase in net operating assets of approximately $240,000.

Cash flows from investing activities amounted to a net cash outflow of $187,270 in fiscal 2003 as compared to a net cash outflow of $80,098 in fiscal 2002. The fiscal 2003 net cash outflow was wholly a result of the purchase of capital assets.

Cash flows from financing activities amounted to a net outflow of $141,929 in fiscal 2003 as compared to a net outflow of $444,866 in fiscal 2002. Fiscal 2003 net outflow was a result of the principal repayments of approximately $144,000 against bank and other loans, offset by approximately $2,000 inflow from the issuance of common shares as a result of the exercise of employee stock options.

Net earnings of approximately $705,000 during fiscal 2003 resulted in a Stockholders' Equity of approximately $608,000 at the end of the fiscal year as compared to a deficiency of approximately $78,000 at the end of fiscal 2002.

On May 12, 2003, we signed a new banking facility with the Royal Bank of Canada for an operating line of credit of approximately $227,000. There was no balance outstanding on the facility at October 31, 2003. The facility is secured by an assignment of Navtech-Canada's trade accounts receivable and the current agreement expires April 30, 2004.

As of October 31, 2003, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable

OTHER CONSIDERATIONS

Uncertainty of Future Operating Results; Effects of September 11, 2001 Events

While our operating results were positive during fiscal 2003, future operating results may vary significantly due to the volatility of our industry. After September 11, 2001, the airline industry has been subject to much change and several large carriers have filed for bankruptcy. The continued impact of this tragic event cannot be predicted. The bankruptcy of one or more significant customers can have a material adverse effect on our financial statements and liquidity.

Global Economic and Political Conditions

Our operating results may vary significantly based upon the impact of changes in global economic and political conditions on our customers. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that could negatively impact the financial health of several of our customers. Currently, only 3% of our revenues are derived from customers operating in such politically volatile regions, thus mitigating this risk.


NAVTECH, INC.                                                            Page 20
2003 10-KSB

Competition

Competition in our industry has increased in recent years as competitors attempt to acquire market share in segments where we have significant customers. In addition, many of these competitors have larger financial, technical and marketing resources than us giving rise to the risk that we may not be able to compete with these companies in the long-term. In order to maintain our market share, we must rely on our ability to develop and market innovative products according to our strategic plan. However, there is no assurance that our competitors will not attempt to develop and market similar products.

Risk of Exchange Rate Fluctuations

While the majority of our sales contracts are denominated in the functional currency, a significant proportion of our operations are located in either Canada or Europe giving rise to significant operating expenses denominated in currencies other than the functional currency. Adverse fluctuations in the exchange rates of these currencies relative to the U.S. Dollar may have an adverse effect on our financial statements.

Uncertain Protection of Intellectual Property Rights

Our success depends significantly on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. We have not sought patent protection for our products. Enforcement of our intellectual property rights may be difficult, particularly in some countries outside of the United States and Canada, in which we market our products. In the past, we have been required to provide limited confidential disclosure of portions of our source code for our products or to place such source code into escrow as a condition of a license agreement. Despite the precautions taken by us, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain or use information that we consider proprietary. Also, there can be no assurance that our competitors will not independently develop technologies that are perceived to be substantially equivalent or superior to our technologies. Further, no assurance can be given that we will have the financial resources to engage in litigation against parties who may infringe on its intellectual property rights. While we realize that our competitive position may be affected by our ability to legally protect its software, we believe the impact of this protection is less significant to its commercial success than factors such as the level of experience of our personnel, name recognition, and increased investment in new product development.

There can be no assurances that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in litigation, which may be costly, or require that we obtain a license for the intellectual property rights of others. There can be no assurance that such licenses will be available on reasonable terms or at all.

Attraction and Retention of Key Personnel

Execution of our strategic plan requires us to attract and retain talented and qualified employees. Our success is highly dependent on our ability to identify, hire, train and retain highly qualified technical and sales and marketing personnel with flight operations experience, including recently hired officers and other employees. Competition for such personnel is always strong, and there can be no assurance that we will be successful in our efforts. This may have a material adverse effect on our financial statements.

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


NAVTECH, INC.                                                            Page 21
2003 10-KSB

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


NAVTECH, INC.                                                            Page 22
2003 10-KSB

ITEM 7.  FINANCIAL STATEMENTS

The financial statements begin on Page F-1 following Item 13 hereof.

NAVTECH, INC.                                                            Page 23
2003 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


NAVTECH, INC.                                                            Page 24
2003 10-KSB

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended October 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

NAVTECH, INC.                                                            Page 25
2003 10-KSB

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

============================ ========= =======================================================
Name                         Age       Positions and Offices
============================ ========= =======================================================
David Strucke                35        President,  Chief  Executive  Officer,  Secretary  and
                                       Director
---------------------------- --------- -------------------------------------------------------
Gordon Heard                 35        Chief Financial Officer
---------------------------- --------- -------------------------------------------------------
Derek Dawson                 34        Vice President - Sales and Business Development
---------------------------- --------- -------------------------------------------------------
Lee Fryer-Davis              31        Vice President - Software Development
---------------------------- --------- -------------------------------------------------------
Bill Scott                   47        Vice President - Operations
---------------------------- --------- -------------------------------------------------------
Thomas D. Beynon             62        Director
---------------------------- --------- -------------------------------------------------------
Michael Jakobowski           43        Director
---------------------------- --------- -------------------------------------------------------
Michael Ueltzen              58        Director
============================ ========= =======================================================

     David Strucke has served as our President, Chief Executive Officer, Secretary and a Director since November 2001. Mr. Strucke also served as our Chief Financial Officer from January 2000 to November 2003. Mr. Strucke served as Vice President - Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting and a Business
Analyst from January 1999 to October 1999. Prior to joining us, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions for an automotive capital equipment manufacturer and performed financial and accounting consulting work for manufacturing companies from 1996 to 1998. Mr. Strucke obtained a Masters of Business Administration from Wilfrid Laurier University and is a graduate of the University of Waterloo with a Bachelor's degree in Science in Engineering. Mr. Strucke has lectured on Introductory Finance for the undergraduate business program at Wilfrid Laurier University.

     Gordon Heard joined Navtech as Chief Financial Officer in November 2003. Mr. Heard is a Chartered Accountant and a graduate of Wilfrid Laurier University with a Bachelor's degree in Business Administration. Prior to joining Navtech, Mr. Heard served as Corporate Controller at Descartes Systems Group from 2002 to 2003, and as Vice President, Controller at AMEC E&C Services from 2000 to 2002. Mr. Heard served in progressive financial positions at Wajax Limited from 1995 to 1999 ending as Corporate Controller, and worked in assurance services with KPMG from 1990 to 1995.

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

NAVTECH, INC.                                                            Page 26
2003 10-KSB

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

     Bill Scott has served as our Vice President-Operations since May 2002. Prior to joining Navtech, Mr. Scott was with CheckFree i-Solutions as the Vice President of Product Management, Training and Support at their software development site in Waterloo. Mr. Scott started his career with NCR Corp. in 1979 in sales. He subsequently held positions in product marketing and in Product Management. He joined Christie Digital Systems (formally known as Electrohome Ltd.) in 1997 as Director of Marketing, where his responsibilities included managing the Support and Product Management teams. Mr. Scott graduated from Wilfrid Laurier University in Honours Business (1979), majoring in Industrial Marketing.

     Thomas D. Beynon is a partner in the Waterloo, Ontario law firm of McCarter Grespan Robson Beynon Thompson LLP and a member of the Law Society of Upper Canada. He has been with the firm since March 1996. Prior to this, Mr. Beynon spent six years with the law firm, Sims Clement Eastman, from 1991 to 1996. Mr. Beynon serves as Corporate Secretary of Virtek Vision International Inc., a public company, and is a director of a number of private companies. Mr. Beynon has served as one of our Directors since July 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of Forms 3 and 4 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2003, all Section 16(a) filing requirements applicable to the officers, directors and 10% stockholders were complied with.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. We intend to disclose any amendments to or waivers of our Code of Ethics on our corporate website www.navtechinc.com.

NAVTECH, INC.                                                            Page 27
2003 10-KSB

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years of all of our executive officers as of October 31, 2003 who had a total salary and bonus for such year in excess of $100,000.

======================================= ================================================= ===================
                                                                                              Long-Term
                                                                                             Compensation
                                                                                          -------------------
                                                      Annual Compensation                       Awards
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
                                                                                                Common
                                                                                                Stock
                                                                         Other Annual         Underlying
Name and Principal Position    Year         Salary          Bonus        Compensation          Options
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
David Strucke,                 2003     $    118,675       $ 23,734          -0-                 -0-
 Chief                         2002     $     94,319       $ 19,062          -0-               100,000
 Executive Officer             2001     $      87,086         -0-            -0-                 -0-
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
Derek Dawson, Vice             2003     $    112,122         -0-             -0-                 -0-
 President - Sales and         2002     $    104,234         -0-             -0-                 -0-
 Business Development          2001     $     98,715         -0-             -0-                 -0-
============================ ========== ================ ============= ================== ===================


Option Tables

               OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2003

======================================================================================================================
                           Shares of Common Stock     Percent of Total Options
                             Underlying Options       Granted to Employees in         Exercise
         Name                  Granted                     Fiscal Year             Price/Share      Expiration Date
----------------------------------------------------------------------------------------------------------------------
David Strucke                     -0-                           -                       -                  -
----------------------------------------------------------------------------------------------------------------------
Derek Dawson                      -0-                           -                       -                  -
======================================================================================================================


AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2003 AND FISCAL YEAR-END OPTION VALUES

================================== ================================= ==================================
                                        Number of Unexercised              Value of Unexercised
                                              Options at                   In-the-Money Options
                                           October 31, 2003                 at October 31, 2003
---------------------------------- --------------------------------- ----------------------------------
Name                                  Exercisable/Unexercisable          Exercisable/Unexercisable
---------------------------------- --------------------------------- ----------------------------------
David Strucke                                150,000/-0-                        $30,938/-0-
---------------------------------- --------------------------------- ----------------------------------
Derek Dawson                                  50,000/-0-                        $5,938/-0-
================================== ================================= ==================================

No options were exercised by either Messrs. Strucke or Dawson during the fiscal year ended October 31, 2003.

NAVTECH, INC.                                                            Page 28
2003 10-KSB

Long-Term Incentive Plan Awards

No awards were made to Messrs. Strucke or Dawson during the fiscal year ended October 31, 2003 under any long-term incentive plan.

Compensation of Directors

Our Directors, with the exception of salaried officers, are entitled to receive an annual retainer of $7,200 (payable quarterly in advance) and $600 per Board and/or committee meeting attended. The Chairman of the Board is entitled to receive an annual retainer of $8,640 (payable quarterly in advance), and the Chairman of a committee is entitled to receive $900 per committee meeting chaired. In addition, our Directors are entitled to be reimbursed for travel expenses incurred in attending any meeting of the Board or any of its committees. Our By-Laws also provide, to the extent permitted by law, for certain indemnification of our Directors.


Employment   Contracts,   Termination   of  Employment   and   Change-In-Control
Arrangements

None.

NAVTECH, INC.                                                            Page 29
2003 10-KSB

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our common stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding our outstanding common stock beneficially owned as of December 31, 2003 by:

o each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock,
o    each present Director,
o    each person named in the Summary Compensation Table above, and
o    all of our present executive officers and Directors as a group

========================================= ============================== =========================
Name and Address of Beneficial Owner            Number of Shares          Approximate Percentage
                                               Beneficially Owned          of Outstanding Shares
----------------------------------------- ------------------------------ -------------------------
Robert N. Snyder                          940,000 (1)                    21.7%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
Alain Mallart                             658,700 (2)                    15.6%
38 avenue des Klauwaerts
1050 Brussels, Belgium
----------------------------------------- ------------------------------ -------------------------
Dorothy A. English                        465,000 (3)                    10.3%
175 Columbia Street West
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Michael Ueltzen                           325,000 (4)                    7.6%
5801 Lee Highway
Arlington, Virginia
----------------------------------------- ------------------------------ -------------------------
John Bethanis                             296,543 (5)                    7.0%
11420 S W 109th Road
Miami Florida
----------------------------------------- ------------------------------ -------------------------
David Strucke                             190,000 (6)                    4.3%
175 Columbia St. W. Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Derek Dawson                              50,000 (7)                     1.2%
175 Columbia St. W., Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Thomas D. Beynon                          45,000 (8)                     1.1%
675 Riverbend Drive
Kitchener, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Michael Jakobowski                        35,000 (9)                     0.8%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
All executive  officers and Directors as  674,057 (4)(6)(7)(8)(9)(10)    14.8%
a group (8 persons)
========================================= ============================== =========================

NAVTECH, INC.                                                            Page 30
2003 10-KSB

(1) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes (i) 100,000 shares that are issuable upon the exercise of a warrant that is currently exercisable and (ii) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Mr. Snyder is a general partner.
(2) Based upon Schedule 13G filed with the Securities and Exchange Commission. We have been advised that the amount includes (i) 25,000 shares owned by Euro Business Angels S.A., an entity indirectly controlled by Mr. Mallart,
     (ii) 157,000 shares owned by Finextern S.A., an entity controlled by Mr. Mallart, and (iii) 476,700 shares owned by Net Mutation S.A., an entity indirectly controlled by Mr. Mallart.
(3) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes 260,000 shares that are issuable upon exercise of options that are currently exercisable.
(4) Based upon Schedule 13D filed with the Securities and Exchange Commission. Represents (i) 300,000 shares owned by Republic Electronics Corporation of which Mr. Ueltzen is the majority shareholder, President and Chief Executive Officer, and (ii) 25,000 shares that are issuable upon exercise of options that are currently exercisable.
(5) We have been advised by our transfer agent that Mr. Bethanis acquired 296,543 shares. In addition we have been advised by our transfer agent that Mr. Bethanis acquired 69,900 additional shares, but such shares are no longer registered in his name and accordingly, we are not aware as to whether he owns such shares.
(6) Includes 150,000 shares that are issuable upon exercise of options that are currently.
(7) Represents shares that are issuable upon exercise of options that are currently exercisable.
(8) Represents shares that are issuable upon exercise of options that are currently exercisable.
(9) Includes 25,000 shares that are issuable upon exercise of options that are currently exercisable.
(10) Includes 29,057 shares that are issuable upon exercise of options that are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

o    All compensation plans previously approved by security holders; and
o    All compensation plans not previously approved by security holders.


                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ----------------------- ------------------- ----------------------------
                                      Number of securities    Weighted average      Number of securities
                                       to be issued upon     exercise price of     remaining available for
                                          exercise of           outstanding         future issuance under
                                      outstanding options,   options, warrants    equity compensation plans
                                      warrants and rights        and rights         (excluding securities
                                              (a)                    (b)          reflected in column (a))
                                                                                             (c)
------------------------------------ ----------------------- ------------------- ----------------------------
Equity  compensation plans approved        1,023,515                $.55                  1,898,985
by security holders
------------------------------------ ----------------------- ------------------- ----------------------------
Equity   compensation   plans   not           -0-                   -0-                      -0-
approved by security holders
------------------------------------ ----------------------- ------------------- ----------------------------
Total                                      1,023,515                $.55                  1,898,985
------------------------------------ ----------------------- ------------------- ----------------------------

NAVTECH, INC.                                                            Page 31
2003 10-KSB

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alain Mallart/Easy Flying S.A.

Alain Mallart is one of our principal stockholders and, to our knowledge, was as of October 31, 2002 a principal stockholder of Easy Flying S.A., a company incorporated in France.

In the fourth quarter of fiscal 2002, we foreclosed on 100,000 Navtech shares that had served as security for payment of a note payable. On the date of transfer, these shares had a fair market value of $30,000, equal to the net book value of the receivable. Therefore, this transaction had no impact on the statement of operations in fiscal 2002.

Global Weather Dynamics, Inc.

Robert Snyder is one of our principal stockholders and is a principal stockholder of Global Weather Dynamics, Inc. Michael Ueltzen is one of our Directors and was President of GWDI until his resignation effective January 1, 2002.

At the beginning of fiscal 2002, a balance of $212,284 was receivable from GWDI of which $111,113 had been provided for in fiscal 2001. During fiscal 2002, our ability to collect this receivable had become doubtful and the provision was increased by $101,171 to reduce the net receivable to nil.

We received $160,000 from GWDI in March 2003. The collection of the remaining $52,000 due to us remains uncertain and is fully provided for. We are continuing to pursue collection of this amount.

NAVTECH, INC.                                                            Page 32
2003 10-KSB

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) Exhibits

     2 Share Purchase Agreement dated February 1, 2001 among Navtech, Inc., Jose Gomide, Mario Guzzi, Daniel Vatne, Karin Vatne, James J. Rowan and Les Enterprises Ligeti Inc. (5)

     3(A) Certificate of Incorporation, as amended (6)

     3(B) By-Laws (3)

     10(A)Lease dated October 8, 1996 between  1394464  Ontario Inc. and Navtech
          Systems Support Inc. with respect to Waterloo, Ontario premises (2)

     10(B) 1995 Key Employees and Advisors Stock Option Plan, as amended (1)

     10(C) 1999 Stock Option Plan (4)

     10(D)Subscription  Agreement  dated as of June 15,  2001  between  Navtech,
          Inc. and Net Mutation S.A. (7)

     10(E)Subscription  Agreement  dated as of June 15,  2001  between  Navtech,
          Inc. and Kleber Beauvillain (7)

     10(F)Form  of  Stock  Option  Agreement  for  options  granted  to  Michael
          Jakobowski and Michael Ueltzen dated as of December 11, 2001 and to Thomas Beynon dated as of May 11, 2001 (7)

     10(G)Subscription  Agreement  dated as of March 31, 2000  between  Navtech,
          Inc. and Robert Snyder (8)

     10(H)Stock Option  Agreement dated as of February 4, 2002 between  Navtech,
          Inc. and David Strucke (8)

     14   Code of Ethics

     21   Subsidiaries

     23   Consent of Deloitte & Touche LLP

     31a Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31b Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.

NAVTECH, INC.                                                            Page 33
2003 10-KSB

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

(8) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002.

b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended October 31, 2003.


NAVTECH, INC.                                                            Page 34
2003 10-KSB

NAVTECH, INC.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the accompanying consolidated balance sheets of Navtech, Inc. and subsidiaries (the "Company") as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Chartered Accountants
Kitchener, Ontario
December 19, 2003

NAVTECH, INC.                                                                F-1

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)


                                                                                ------------------------------------
Year Ended October 31,                                                                       2003          2002
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                    $   6,870,555     $   6,038,223
   Software license fees                                                                  63,000           226,311
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                       6,933,555         6,264,534
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                    3,891,995         3,386,728
   Cost of software license fees                                                           1,500            49,243
   Research and development                                                              455,493           298,942
   Selling and marketing                                                               1,035,439           643,176
   General and administrative                                                          1,206,828         1,189,979
   Provision for (recovery of) bad debt - related parties (Note 6)                      (160,000)          101,171
   Foreign exchange loss                                                                  67,855            18,581
   Amortization of goodwill                                                                    -            11,196
   Goodwill impairment charge (Note 3)                                                         -            87,243
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                            6,499,110         5,786,259
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                                   434,445           478,275
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense                                                                      (63,097)         (106,611)
   Interest revenue                                                                       21,523             3,859
--------------------------------------------------------------------------------------------------------------------
                                                                                        (41,574)          (102,752)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                               392,871           375,523
Recovery of income taxes (Note 13)                                                       312,035            33,801
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $     704,905     $     409,324
--------------------------------------------------------------------------------------------------------------------
Net earnings per share (Note 12)
   Basic                                                                           $        0.17    $         0.09
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                         $        0.15    $         0.09
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (Note 12)
   Basic                                                                               4,227,824         4,318,655
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                             4,666,839         4,666,155
--------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements


NAVTECH, INC.                                                                F-2

CONSOLIDATED BALANCE SHEETS
(In US Dollars)


                                                                                  ---------------- -----------------
October 31,                                                                                  2003              2002
--------------------------------------------------------------------------------- ---------------- -----------------

ASSETS
Current Assets
   Cash                                                                              $    138,785     $    207,610
   Accounts receivable (net of allowance for bad debts
     of $120,989; 2002 - $95,372)                                                         889,576          824,561
   Investment tax credits receivable (Note 4)                                              91,866           10,308
   Prepaid expenses and other                                                             138,590           84,819
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,258,817        1,127,298
Deferred Tax Assets (Note 13)                                                             267,274                -
Capital Assets, Net (Note 5)                                                              531,826          466,148
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,057,917     $  1,593,446
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                          $    923,308     $  1,025,236
   Income taxes payable                                                                    11,360                -
   Long-term debt - current portion (Note 7)                                               19,403          182,788
   Obligation under capital leases - current portion (Note 7)                              33,390            7,678
   Deferred lease inducements - current portion (Note 8)                                   16,489           13,883
   Deferred revenue                                                                       365,431          361,796
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,369,381        1,591,381
Long-Term Debt (Note 7)                                                                     6,700           27,991
Obligation Under Capital Leases (Note 7)                                                   40,843           10,060
Deferred Lease Inducements (Note 8)                                                        32,976           41,647
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,449,900        1,671,079
--------------------------------------------------------------------------------- ---------------- -----------------

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock (Note 9)                                                                       4,843            4,835
Authorized - 20,000,000, Par value $0.001, Issued - 4,842,406 (2002 - 4,834,906)
Preferred stock - Authorized - 2,000,000, Par value $0.10, Issued - nil                         -                -
   (2002 - nil)
Treasury stock (Note 9)                                                                      (608)            (608)
Additional paid-in capital                                                              3,080,190        3,078,088
Accumulated other comprehensive income                                                     35,759           57,124
Accumulated deficit                                                                    (2,512,167)      (3,217,072)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                          608,017          (77,633)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,057,917     $  1,593,446
--------------------------------------------------------------------------------- ---------------- -----------------

See Notes to the Consolidated Financial Statements

NAVTECH, INC.                                                                F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)



                                                              Accumulated                              Total
                                Common Stock     Additional      Other                              Stockholders'     Total
                             -------------------  Paid-In    Comprehensive  Treasury   Accumulated    Equity/     Comprehensive
                               Shares    Amount   Capital       Income        Stock      Deficit    (Deficiency)      Income
---------------------------- --------- --------- ----------- ------------- ---------- ------------- ------------- --------------

Balances, October 31, 2001   4,834,906 $  4,835  $3,108,361  $     48,466  $    (508) $ (3,626,396) $  (465,242)
Treasury shares (Note 9)                            (30,273)                    (100)                   (30,373)
Translation adjustments                                             8,658                                 8,658          8,658
Net earnings                                                                               409,324      409,324        409,324
---------------------------- --------- --------  ----------- ------------- ---------- ------------- ------------- --------------
Balances, October 31, 2002   4,834,906 $  4,835  $3,078,088  $     57,124  $    (608) $ (3,217,072) $   (77,633)  $    417,982
---------------------------- --------- --------  ----------- ------------- ---------- ------------- ------------- --------------
Stock Options exercised         7,500         8       2,102                                               2,110
Translation adjustments                                           (21,365)                              (21,365)       (21,365)
Net earnings                                                                               704,905      704,905        704,905
---------------------------- --------- --------  ----------- ------------- ---------- ------------- ------------- --------------
Balances, October 31, 2003   4,842,406 $  4,843  $3,080,190  $     35,759  $    (608) $ (2,512,167) $   608,017   $    683,540
---------------------------- --------- --------  ----------- ------------- ---------- ------------- ------------- --------------

See Notes to the Consolidated Financial Statements



NAVTECH, INC.                                                                F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

                                                                                  ---------------- -----------------
Year Ending October 31,                                                                      2003              2002
--------------------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                                      $       704,905  $       409,324
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                           182,973          174,682
   Deferred tax assets                                                                   (225,032)               -
   Amortization of goodwill                                                                     -           11,196
   Goodwill impairment charge                                                                   -           87,243
   Provision for uncollectible accounts                                                    74,275          (56,530)
   Provision for bad debt - related parties                                              (160,000)         101,171
   Loss on sale of capital assets                                                               -           16,480
   Deferred lease inducements                                                             (13,883)         (13,815)
Changes in operating assets and liabilities, net of the effect of acquisition:
   Accounts receivable                                                                    106,552          235,212
   Prepaid expenses and other                                                             (48,513)         (19,735)
   Investment tax credits receivable                                                      (67,039)          11,990
   Accounts payable, accrued liabilities and other liabilities                           (202,716)        (203,826)
   Deferred revenue                                                                       (37,861)         (20,388)
   Income taxes payable                                                                     9,565          (34,984)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from operating activities                                                  323,226          698,020
--------------------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Proceeds on sale of capital assets                                                              -            8,257
Purchase of capital assets                                                               (187,270)         (88,355)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from investing activities                                                 (187,270)         (80,098)
--------------------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Repurchase of shares                                                                            -             (373)
Repayment of factored receivable loans                                                          -         (165,984)
Repayment of bank loan                                                                    (24,423)         (37,489)
Repayment of loans                                                                       (119,616)        (241,020)
Issuance of common shares on exercises under stock option plan                              2,110                -
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from financing activities                                                 (141,929)        (444,866)
--------------------------------------------------------------------------------- ---------------- -----------------

EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                  (62,852)          12,543
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                             (68,825)         185,599
Cash, beginning of year                                                                   207,610           22,011
--------------------------------------------------------------------------------- ---------------- -----------------
Cash, end of year                                                                 $       138,785  $       207,610
--------------------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                         $        58,612  $        83,525
   Cash paid during the year for income taxes                                     $         1,589  $        11,426
--------------------------------------------------------------------------------- ---------------- -----------------

Capital asset purchases of $81,256 (2002 - $17,061) were acquired under a capital lease.

See Notes to Consolidated Financial Statements

NAVTECH, INC.                                                                F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


1. DESCRIPTION OF THE BUSINESS

Navtech, Inc. ("Navtech") was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. ("Navtech-Canada"), a wholly-owned subsidiary of Navtech, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited ("Navtech-UK"), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994.

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

2. SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Navtech-Canada and Navtech-UK. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

     a)   Translation of foreign subsidiaries' accounts

Assets and liabilities of the Company's foreign subsidiaries are translated from their functional currencies to US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenditures are translated at the average rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders' equity.

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
    Leasehold improvements              Term of lease     Straight line


NAVTECH, INC.                                                                F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

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

Stock-based compensation

Stock-based compensation arising from the Company's stock option plan is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plan (Note 11).


NAVTECH, INC.                                                                F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123. The new presentation is required for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the provisions of SFAS 148 effective November 1, 2002. The Company has determined that SFAS 148 will have no material impact on its future financial statements.

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

The Company adopted the provisions of FAS 141 effective July 1, 2001 and FAS 142 effective November 1, 2002. There were no intangible assets recorded as of November 1, 2002. Consequently, the adoption of FAS 142 had no material impact on the financial statements for the year ended October 31, 2003.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 144 also supersedes certain aspects of the Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as related to the reporting of the effects of a disposal of a segment of a business. FAS 144 will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period incurred rather than as of the measurement date as presently required by APB 30. Additionally, more dispositions may qualify as discontinued operations. The Company adopted the provisions of FAS 144 effective November 1, 2002. FAS 144 had no material impact on the financial statements for the period ended October 31, 2003.

In December 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of October 31, 2003, the Company had not issued or modified any guarantees after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.



NAVTECH, INC.                                                                F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


3. ACQUISITIONS

No acquisitions were completed during the years ended October 31, 2003 or October 31, 2002.

However, in the fourth quarter of 2002, the Company wrote off the remaining unamortized goodwill balance of $87,243 relating to the 1999 acquisition of Navtech-UK. The decision to recognize an impairment loss was made in light of operating losses in the first three years after the acquisition, negative cash flows and the length of time estimated for the Company to recover the initial investment in uncertain market conditions. The Company determined the amount of the impairment charge based on discounted net cash flows.

4. INVESTMENT TAX CREDITS RECEIVABLE

Navtech-Canada and Airware have filed claims for Investment Tax Credits for their scientific research and experimental development activities for fiscal years ended October 31, 1992 through January 31, 2001. Scientific research and experimental Investment Tax Credits ("ITCs") are available to certain entities located in Canada carrying out qualified research and development. Further, these credits, since 1995, have been available at both the federal and provincial level.

Claims 1992 - 1995

All of Navtech-Canada's claims for the fiscal years ended October 31, 1992 through October 31, 1995 were subjected to both financial and technical audits by the Canada Customs and Revenue Agency ("CCRA"), the Canadian taxing authority. Based on its technical audit, the CCRA disallowed certain expenses related to projects deemed non-qualifying, and accordingly, reduced the final assessed claim. Further, the CCRA has rejected Navtech-Canada's Notices of Objections to these assessments. Navtech-Canada filed an appeal to the Tax Court of Canada, which was settled in June, 2003. The reassessments for the fiscal years ended October 31, 1993 through October 31, 1995 were received subsequent to year end.

Investment Tax Credits Receivable

Investment tax credits receivable for the assessed and unassessed years are as follows:

                                                 Year ended October 31,
                                                 ------------- --------------
                                                         2003           2002
------------------------------------------------ ------------- --------------
Taxation year ended:
   March 31, 1992 through October 31, 1995       $    42,410   $    238,667
   January 31, 2001                                   40,355         15,805
   October 31, 2002 (unassessed)                       1,896              -
   October 31, 2003 (unassessed)                       7,205              -
------------------------------------------------ ------------- --------------
                                                      91,866        254,472
Less: Allowance                                            -        244,164
------------------------------------------------ ------------- --------------
                                                 $    91,866   $     10,308
------------------------------------------------ ------------- --------------



NAVTECH, INC.                                                                F-9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

5. CAPITAL ASSETS

                                                       October 31,
                                               -------------------- --------------------
                                                              2003                 2002
---------------------------------------------- -------------------- --------------------
Cost
   Purchased computer software                 $          679,323   $          641,309
   Computer equipment                                     687,208              546,768
   Computer equipment under capital lease                 101,520               17,062
   Furniture and fixtures                                 125,088               98,126
   Office furniture under capital lease                         -                8,517
   Office equipment                                       182,036              157,704
   Leasehold improvements                                 244,074              201,772
---------------------------------------------- -------------------- --------------------
                                                        2,019,247            1,671,258
---------------------------------------------- -------------------- --------------------
Accumulated depreciation
   Purchased computer software                            591,547              521,251
   Computer equipment                                     508,980              408,983
   Computer equipment under capital lease                  24,602                2,732
   Furniture and fixtures                                  82,194               57,874
   Office furniture under capital lease                         -                3,248
   Office equipment                                       121,636              102,846
   Leasehold improvements                                 158,463              108,176
---------------------------------------------- -------------------- --------------------
                                                        1,487,421            1,205,110
---------------------------------------------- -------------------- --------------------
                                               $          531,826   $          466,148
---------------------------------------------- -------------------- --------------------

6. DUE FROM RELATED PARTIES

Easy Flying, S.A.
-----------------

October 31, 2003
There were no transactions during the year ended October 31, 2003 and no amounts due from Easy Flying, S.A. as at October 31, 2003.

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

Global Weather Dynamics, Inc.
-----------------------------

October 31, 2003
The Company received $160,000 from Global Weather Dynamics, Inc. ("GWDI") in March 2003. The collectability of the remaining $52,000 due to the Company remains uncertain and is fully provided for. The Company is continuing to pursue collection of this amount.

October 31, 2002 At the beginning of fiscal 2002, a balance of $212,284 was receivable from GWDI of which $111,113 had been provided for in fiscal 2001. During fiscal 2002, the Company's ability to collect this receivable had become doubtful and the provision was increased by $101,171 to reduce the net receivable to nil.


NAVTECH, INC.                                                               F-10

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


7. LONG-TERM DEBT

Long-term debt as of October 31, 2003 and 2002 is as follows:

                                                                                      October 31,
                                                                              -------------------- --------------------
                                                                                             2003                 2002
----------------------------------------------------------------------------- -------------------- --------------------

Note payable to Avcon Associates Inc.,  interest at 18%, payable in blended  weekly  payments  of $900  Canadian  ($575 USD)
     through March 2005.                                                                  26,103               35,651

Note payable representing a retirement allowance, non-interest bearing note with an original face value of $600,000 payable in 96 semi-monthly payments through November 2003. The note was settled by full payment in October
     2003. The note had been recorded at its net present value
     using a discount rate of 7.5%.                                                            -              144,253

Small business bank loan payable, interest at the bank's prime rate (4.50% at
     October 31, 2002) plus 3.00%, payable in monthly principal payments of
     $4,250 Canadian ($2,714 USD) plus interest based on a 36 month amortization period. This loan was secured by security interest in all capital
     assets of Navtech-Canada except real property.                                            -               24,423

Equipment note, payable in monthly payments of principal and interest of $598 through August 2003. This note was secured by security interest in a telephone system in
     Monterey, California.                                                                     -                6,452
----------------------------------------------------------------------------- -------------------- --------------------
                                                                                          26,103              210,779
Less: Current portion                                                                     19,403              182,788
----------------------------------------------------------------------------- -------------------- --------------------
Long-term portion                                                             $            6,700   $           27,991
----------------------------------------------------------------------------- -------------------- --------------------

Maturities of long-term debt as of October 31, 2003 are as follow:

----------------------------------------------------------------------------- -------------------- -------------------
2004                                                                                                  $        19,403
2005                                                                                                            6,700
----------------------------------------------------------------------------- -------------------- -------------------
                                                                                                      $        26,103
----------------------------------------------------------------------------- -------------------- -------------------


The Company is committed under capital leases for computer and office equipment with terms expiring at various dates between 2004 and 2006. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follows:

Minimum lease payments for year ended October 31,
   2004                                                       $        37,940
   2005                                                                34,035
   2006                                                                 7,452
---------------------------------------------------------- --------------------
                                                                       79,427
Less: Amounts representing interest                                     5,194
---------------------------------------------------------- --------------------
Balance of obligation                                                  74,233
Less: Current portion                                                  33,390
---------------------------------------------------------- --------------------
Long-term portion                                             $        40,843
---------------------------------------------------------- --------------------


NAVTECH, INC.                                                               F-11

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


8. DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 2003 and 2002 are as follows:

                                            October 31,
                                    -------------------- --------------------
                                                   2003                 2002
----------------------------------- -------------------- --------------------
Deferred lease inducements          $          164,888   $          138,827
Less: Accumulated amortization                 115,423               83,297
----------------------------------- -------------------- --------------------
                                                49,465               55,530
Less: Current portion                           16,489               13,883
----------------------------------- -------------------- --------------------
                                    $           32,976   $           41,647
----------------------------------- -------------------- --------------------

9. SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 common shares with a par value of $0.001, and 2,000,000 preferred shares with a par value of $0.10. At October 31, 2003, there were 4,842,406 common shares issued and fully paid (2002 - 4,834,906) and no preferred shares issued. At October 31, 2003 and October 31, 2002 there were 125,000 common share purchase warrants outstanding with an exercise price of $1.875.

Year ended October 31, 2003

During the year, the Company issued 7,500 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $2,110.

Treasury stock
At October 31, 2003, the number of common shares in treasury amounted to 607,918.

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



NAVTECH, INC.                                                               F-12

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


10. STOCK OPTION PLAN

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

A summary of the activity in the Option Plan is set forth below:

                                                      -------------------- --------------------
                                                                Number of     Weighted Average
                                                                   Shares       Exercise Price
----------------------------------------------------- -------------------- --------------------
Balance outstanding at October 31, 2001                        1,065,015        $         0.62
     Granted                                                     254,750                  0.33
     Canceled and expired                                       (227,750)                 0.66
     Exercised                                                         -                  -
----------------------------------------------------- -------------------- --------------------
Balance outstanding at October 31, 2002                        1,092,015        $         0.55
     Granted                                                           -                  -
     Canceled and expired                                         61,000                  0.60
     Exercised                                                     7,500                  0.28
----------------------------------------------------- -------------------- --------------------
Balance outstanding at October 31, 2003                        1,023,515        $         0.55
----------------------------------------------------- -------------------- --------------------

Exercisable at October 31, 2002                                  894,203        $         0.57
Exercisable at October 31, 2003                                  940,890        $         0.55
----------------------------------------------------- -------------------- --------------------

The following table summarizes information concerning outstanding options at October 31, 2003:

                          ------------------ ----------------- ----------------- ------------------ -----------------
                                             Weighted Average
                           Number of Options        Remaining  Weighted Average  Number of Options  Weighted Average
Range of Exercise Prices         Outstanding Contractual Life    Exercise Price        Exercisable    Exercise Price
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
$0.15                              100,000          8.27 years       $      0.15           100,000       $      0.15

$0.28125                           260,000          1.27 years       $      0.28           260,000       $      0.28

$0.37 - $0.75                      501,515          5.00 years       $      0.50           429,828       $      0.58

$0.90 - $1.1875                    155,000          2.92 years       $      1.08           144,062       $      1.16

$1.46875                             7,000          2.25 years       $      1.47             7,000       $      1.47

------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
                                 1,023,515          4.04 years       $      0.55           940,890       $      0.55
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------



NAVTECH, INC.                                                               F-13

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


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

                                                                                                  Year ended
                                                                                                  October 31,
                                                                                ------------------------------------
Assumption                                                                                                    2002
--------------------------------------------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock                                              206%
Dividend yield                                                                                                   0%
Risk-free rate                                                                                                   4%
Weighted average expected life of stock options (years)                                                       4.00
--------------------------------------------------------------------------------------------------------------------

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. Assumption disclosures are not applicable to 2003 as there were no stock options granted during the year and the total amount of proforma stock-based compensation related to all stock options granted in 2002 is included in the 2002 disclosure.

                                                                                       Year ended
                                                                                      October 31,
                                                                                ------------------------------------
                                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------
Net earnings
Net earnings - reported                                                            $     704,905     $     409,324
   Pro forma stock-based compensation                                                          -            80,691
--------------------------------------------------------------------------------------------------------------------
Net earnings - pro forma                                                           $     704,905     $     328,633
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share - reported                                                $        0.17     $        0.09
Diluted earnings per share - reported                                              $        0.15     $        0.09
   Pro forma stock-based compensation                                                          -     $       (0.01)
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share - pro forma                                               $        0.17     $        0.08
Diluted earnings per share - pro forma                                             $        0.15     $        0.07
--------------------------------------------------------------------------------------------------------------------

There were no stock options granted during the fiscal year ended October 31, 2003.

NAVTECH, INC.                                                               F-14

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


12. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                       Year ended
                                                                                      October 31,
                                                                                ------------------------------------
                                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                                                $     704,905     $     409,324
--------------------------------------------------------------------------------------------------------------------

Denominator:
   Denominator for basic earnings per share - weighted average
     number of common shares outstanding (B)                                           4,227,824         4,318,655
   Effect of dilutive securities:
     Employee stock options                                                              439,015           347,500
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share - adjusted weighted
     average number of common shares outstanding  (C)                                  4,666,839         4,666,155
--------------------------------------------------------------------------------------------------------------------

Earnings per share - basic (A)/(B)                                                 $        0.17     $        0.09
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(C)                                               $        0.15     $        0.09
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

13. INCOME TAXES

The components of the recovery of income taxes are as follows:

                                                                                       Year ended
                                                                                      October 31,
                                                                                ------------------------------------
                                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                                   $           -     $           -
   Canada                                                                                 44,311            33,801
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                          44,311            33,801
--------------------------------------------------------------------------------------------------------------------
Deferred:
   United States                                                                               -                 -
   Canada                                                                                267,724                 -
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                         267,724                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                   $     312,035     $      33,801
--------------------------------------------------------------------------------------------------------------------


NAVTECH, INC.                                                               F-15

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)


The components of the net deferred tax assets are as follows:

                                                                                       Year ended
                                                                                      October 31,
                                                                                ------------------------------------
                                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Net operating losses carried forward                                            $     391,000     $     525,000
   Unused income tax credits                                                             152,000                 -
   Allowance for doubtful accounts                                                        40,000           102,000
   Deferred salaries and other compensation                                               18,000            46,000
--------------------------------------------------------------------------------------------------------------------
                                                                                         601,000           673,000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities
   Depreciation                                                                           41,000            29,000
--------------------------------------------------------------------------------------------------------------------
                                                                                          41,000            29,000
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                  560,000           644,000
Valuation allowance                                                                     (292,726)         (644,000)
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                                    $     267,274     $           -
--------------------------------------------------------------------------------------------------------------------

During the fourth quarter of the year ended October 2003, the Company reduced the valuation allowance with respect to deferred tax assets of $267,274 related to losses carried forward and other tax credits in Canada. The decision to reduce the valuation allowance was made in light of continuous and stable profits by the Canadian operations of the Company during the past two fiscal years.

The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                       Year ended
                                                                                      October 31,
                                                                                ------------------------------------
                                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------
Combined basic statutory rate                                                                 40%               40%
--------------------------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes based on the basic statutory rate         $     156,000     $     150,000
Increase (decrease) in income taxes resulting from the following:
   Effects of differing statutory rates in other countries                               (13,000)                -
   Non-deductible expenses                                                                 6,000            54,000
   Non-recognition of tax credits and losses available for carry-forward                       -           188,199
   Recognition of tax credits and losses from current and prior years                   (159,000)         (269,000)
   Recognition of future tax assets from prior years                                    (267,274)                -
   Other                                                                                 (34,761)                -
   Permanent differences                                                                       -          (156,000)
--------------------------------------------------------------------------------------------------------------------
                                                                                   $    (312,035)    $     (32,801)
--------------------------------------------------------------------------------------------------------------------


NAVTECH, INC.                                                               F-16

The Company and its subsidiaries have income tax losses available for carry forward that expire as follows:

                                Canada                        United States               United
Expiry Year            Federal        Provincial         Federal          State           Kingdom
------------------ ---------------- ---------------- ---------------- --------------- ----------------
2008                  $         -   $     100,000    $           -    $            -   $           -
2009                      243,000         247,000           13,000                 -               -
2018                            -               -           13,000                 -               -
2019                            -               -          254,000                 -               -
2020                            -               -          228,000                 -               -
2021                            -               -           24,000                 -               -
2023                            -               -          149,000           149,000               -
Indefinite                      -               -                -                 -         189,000
------------------ ---------------- ---------------- ---------------- --------------- ----------------
                      $   243,000   $     347,000    $     681,000    $      149,000  $      189,000
------------------ ---------------- ---------------- ---------------- --------------- ----------------

The Company also has $152,000 of tax credits available in Canada that expire between 2010 and 2011.

14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancellable operating leases for business premises and office equipment with terms expiring at various dates through 2007. The future minimum amounts payable under the lease agreements are as follows:

-----------------------  -------------------
2004                        $       241,458
2005                                192,690
2006                                178,757
2007                                 11,966
-----------------------  -------------------
                            $       624,871
-----------------------  -------------------

Rent expense for the fiscal years ended October 31, 2003 and 2002 was $219,470 and $238,227, respectively.

Contingencies

The Company is subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.

15. FINANCIAL INSTRUMENTS

Financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities.

Operating line of credit

On May 12, 2003, the Company signed a new banking facility with the Royal Bank of Canada for an operating line of credit of approximately $227,000. There was no balance outstanding on the facility at October 31, 2003. The facility is secured by an assignment of Navtech-Canada's trade accounts receivable and the current agreement expires April 30, 2004.

Fair value of financial instruments

At October 31, 2003 and 2002, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities was equal to the book value given the short-term maturity of the items.


NAVTECH, INC.                                                               F-17

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company's operating results. The Company is exposed to foreign exchange risk in that approximately 80% of the Company's sales contracts are denominated in the functional currency (US dollar) while approximately 69% of the Company's expenditures are denominated in currencies other than the functional currency. The Company is exposed to foreign exchange risk with respect to net financial liabilities totaling $452,587, which are denominated in currencies other than the functional currency.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with reputable financial institutions. Accounts receivable credit risk is mitigated by the fact that the Company is a supplier of essential services to its customers and through its policy of invoicing for services one month in advance. Through close monitoring of accounts receivable on a regular basis, the Company limits the potential exposure. Bad debt expense for the year ended October 31, 2003 amounted to $74,275 on revenues of $6,933,555 (2002 - $71,472 on revenues of $6,264,534).

16. SEGMENTED INFORMATION

The following tables show total revenue and capital assets on a geographic basis for fiscal 2003 and 2002 (in thousands except percentage amounts):

                                                      Total Revenue           Percentage of Total Revenue
                                              -------------------------------------------------------------
                                                     2003           2002           2003           2002
---------------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America and         $   4,999      $   4,836            72%             77%
other
Canada                                                 914            661            13              11
Europe, Africa and Middle East                       1,021            767            15              12
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $   6,934      $   6,264           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------


                                                      Capital Assets         Percentage of Capital Assets
                                              -------------------------------------------------------------
                                                   2003           2002            2003           2002
---------------------------------------------- -------------- -------------- --------------- --------------
United States                                    $     103      $     147            19%             32%
Canada                                                 394            298            74              64
Europe                                                  35             21             7               4
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $     532      $     466           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------


17. COMPARATIVE FIGURES

Certain accounts for the comparative period have been reclassified to conform with the presentation adopted in the current year.

NAVTECH, INC.                                                               F-18

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 2004                      NAVTECH, INC.


                                             By: /s/David Strucke
                                                ------------------------------
                                                David Strucke,
                                                Chief Executive Officer



     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                 Capacity                                    Date



/s/David Strucke                    President, Chief Executive Officer,         January 29, 2004
-----------------------             Secretary, and Director
David Strucke                       (Principal Executive Officer)

/s/ Gordon Heard                    Chief Financial Officer                     January 29, 2004
-----------------------             (Principal Financial Officer and
Gordon Heard                        Principal Accounting Officer)


/s/ Thomas D. Beynon                Director                                    January 29, 2004
-----------------------
Thomas D. Beynon

/s/ Michael Jakobowski              Director                                    January 29, 2004
-----------------------
Michael Jakobowski

/s/ Michael Ueltzen                 Director                                    January 29, 2004
-----------------------
Michael Ueltzen


NAVTECH, INC.                                                            Page 35
2003 10-KSB