Form 10QSB
period 2004-01-31
NAVTECH INC
filed 2004-03-10
CIK 790272

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2004


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____

                                    ----------

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


The number of shares outstanding of the issuer's common stock as of February 27, 2004 was 4,234,488 shares.

Transitional Small Business Disclosure Format. Yes |_|    No |X|


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                     For the Quarter Ended January 31, 2004

                                      INDEX


Part I.  Financial Information

   Item 1.  Financial Statements                                                            Page
                                                                                            ----

            a)   Consolidated Statements of Operations for the
                 Three Months Ended January 31, 2004 and 2003................................  1

            b)   Consolidated Balance Sheets as of January 31, 2004 and
                 October 31, 2003............................................................  2

            c)   Consolidated Statement of Stockholders' Equity for the
                 Three Months Ended January 31, 2004.........................................  3

            d)   Consolidated Statements of Cash Flow for the Three Months
                 Ended January 31, 2004 and 2003.............................................  4

            e)   Notes to Consolidated Financial Statements..................................  5

   Item 2.  Management's Discussion and Analysis or Plan of Operation........................  7

   Item 3.  Controls and Procedures.......................................................... 11


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K................................................. 12


Signatures................................................................................... 13

                          Part I. Financial Information

Item 1.  Financial Statements


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                 ------------------------------
Three Months Ended January 31,                        2004           2003
-------------------------------------------------------------------------------
REVENUE
   Service fees                                   $ 1,853,495    $ 1,540,328
   Software license fees                                    -         63,000
-------------------------------------------------------------------------------
   Total revenue                                    1,853,495      1,603,328
-------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of service fees                             1,046,912        819,140
   Cost of software license fees                            -          1,500
   Research and development                           206,381        158,398
   Sales and marketing                                309,474        239,031
   General and administrative                         249,886        278,949
-------------------------------------------------------------------------------
                                                    1,812,653      1,497,018
-------------------------------------------------------------------------------
Earnings from operations                               40,842        106,310
-------------------------------------------------------------------------------
Other expense
   Interest expense                                     8,702         17,900
-------------------------------------------------------------------------------
Earnings before income taxes                           32,140         88,410
Income taxes  (recovery)                              (13,714)           800
-------------------------------------------------------------------------------
Net earnings                                      $    45,854    $    87,610
-------------------------------------------------------------------------------
Net earnings per share
   Basic and diluted                              $      0.01    $     0.02
-------------------------------------------------------------------------------


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------- ----------------
                                                                                      January 31,      October 31,
                                                                                          2004(1)             2003
-------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets
   Cash                                                                          $      154,781       $   138,785
   Accounts receivable (net of allowance for bad debts of $144,956;                     828,431           889,576
      2003 - $120,989)
   Investment tax credits receivable                                                      9,058            91,866
   Prepaid expenses and other                                                            87,246           138,590
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,079,516         1,258,817

Deferred tax assets                                                                     266,012           267,274
Capital assets                                                                          524,291           531,826
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    1,869,819       $ 2,057,917
-------------------------------------------------------------------------------- ----------------- ----------------

LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $      816,351       $   923,308
   Income taxes payable                                                                       -            11,360
   Long-term debt - current portion                                                      21,648            19,403
   Obligations under capital lease - current portion                                     33,915            33,390
   Deferred lease inducements - current portion                                          16,411            16,489
   Deferred revenue                                                                     273,422           365,431
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,161,747         1,369,381

Long-term debt                                                                                -             6,700
Obligations under capital lease                                                          31,990            40,843
Deferred lease inducements                                                               28,718            32,976
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,222,455         1,449,900
-------------------------------------------------------------------------------- ----------------- ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                             4,843             4,843
Authorized - 20,000,000, Par Value $0.001,
    Issued - 4,842,406  (2003 - 4,842,406)
Treasury stock                                                                             (608)             (608)
Additional paid-in capital                                                            3,080,190         3,080,190
Accumulated other comprehensive income                                                   29,252            35,759
Accumulated deficit                                                                  (2,466,313)       (2,512,167)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                        647,364           608,017
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    1,869,819       $ 2,057,917
-------------------------------------------------------------------------------- ----------------- ----------------
(1) Unaudited



                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 2

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                           Accumulated
                                               Additional     Other                               Total
                              Issued    Share   Paid-In   Comprehensive Treasury  Accumulated  Stockholders' Comprehensive
                              Shares   Capital  Capital       Income     Stock      Deficit      Equity         Income
---------------------------- --------- ------- ---------- ------------- --------  ------------ ------------- -------------
Balances, October 31, 2003   4,842,406   4,843  3,080,190      35,759      (608)   (2,512,167)    608,017
Translation adjustments                                        (6,507)                             (6,507)       (6,507)
Net earnings                                                                           45,854      45,854        45,854
---------------------------- --------- ------- ---------- ------------- --------  ------------ ------------- -------------
Balances, January 31, 2004   4,842,406 $ 4,843 $3,080,190  $   29,252   $  (608)  $(2,466,313)  $ 647,364    $   39,347
(Unaudited)
============================ ========= ======= ========== ============= ========  ============ ============= =============


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        ---------------- -----------------
Three months ended January 31,                                               2004              2003
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                               $     45,854     $     87,610
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                  44,689           37,481
   Provision for uncollectable accounts                                          21,825          (28,752)
   Deferred lease inducements                                                    (4,122)          (3,490)
Changes in operating assets and liabilities
   Accounts receivable                                                           50,290          (44,406)
   Investment tax credits receivable                                             82,766                -
   Prepaid expenses and other                                                    52,191            1,506
   Accounts payable and accrued liabilities                                    (109,253)         (76,717)
   Deferred revenue                                                             (92,644)         (29,384)
   Income taxes payable                                                         (11,360)               -
----------------------------------------------------------------------- ---------------- -----------------
                                                                                 80,236          (56,152)
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Purchase of capital assets                                                      (42,452)         (23,320)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (42,452)         (23,320)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Repayment of bank loans                                                               -           (8,188)
Repayment of loans                                                              (12,368)         (38,264)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (12,368)         (46,452)
----------------------------------------------------------------------- ---------------- -----------------

Effect of foreign exchange rates on cash                                         (9,420)           1,716
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                    15,996         (124,208)
Cash, beginning of period                                                       138,785          207,610
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $    154,781     $     83,402
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $     (8,702)    $    (13,752)
   Cash received during the period for income taxes                        $     85,120     $          -
----------------------------------------------------------------------- ---------------- -----------------




                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 4

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of January 31, 2004, the consolidated statements of operations and cash flows for the three months ended January 31, 2004 and 2003 and the consolidated statement of stockholders' equity for the three months ended January 31, 2004 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004, and for all periods presented, have been made.

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

Our deferred revenue includes the value of services invoiced in advance. These services will be provided in the following quarterly period. At January 31, 2004, a portion of these invoices remains outstanding.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2003. Results of operations for the three months ended January 31, 2004 are not necessarily indicative of the operating results for the full year.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123" (SFAS 148). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123. The new presentation is required for financial statements for fiscal years ending after December 15, 2002. We adopted the provisions of SFAS 148 effective November 1, 2002. We have determined that SFAS 148 will have no material impact on our future financial statements.

We have elected to continue to follow the intrinsic value method of APB 25 in accounting for stock-based compensation.

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 5

NAVTECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SFAS 148 also required quarterly disclosure of the impact of stock-based awards as if the awards had been accounted for using fair-value methods. Had we applied the fair value based method to all stock-based awards, reported net earnings and earnings per share would have decreased to the pro forma amounts indicated below for each of the three months ended:

---------------------------------------------------------------------------- -------------------- -------------------
                                                                               January 31, 2004    January 31, 2003
---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - reported                                                        $      45,854         $     87,610
     Pro forma stock-based compensation                                                 (567)                   -
---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - pro forma                                                       $      45,287          $    87,610
---------------------------------------------------------------------------- -------------------- -------------------
Basic and diluted earnings per share - reported                                        0.01                 0.02
     Pro forma stock-based compensation                                                  -                      -
---------------------------------------------------------------------------- -------------------- -------------------
Basic and diluted earnings per share - pro forma                               $       0.01          $      0.02
---------------------------------------------------------------------------- -------------------- -------------------

The fair value of stock options used to compute the pro forma net earnings and earnings per share was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended:

------------------------------------------------------------------------------------------------- -------------------
                                                                                                  January 31, 2004
------------------------------------------------------------------------------------------------- -------------------
Black-Scholes weighted-average assumptions
     Expected dividend                                                                                    0.00%
     Expected volatility                                                                                178.15%
     Risk-free interest rate                                                                                 4%
     Expected option life in years                                                                            4
Weighted average stock option fair value option granted                                               $    0.36
------------------------------------------------------------------------------------------------- -------------------

Assumption disclosures are not applicable to 2003 as there were no stock options granted during the year and the total amount of pro forma stock-based compensation related to all stock options granted prior to fiscal year 2003 were included in the 2002 disclosure.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:
                                                                                        Three months ended January 31,
                                                                                             2004          2003
---------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                                                      $    45,854     $   87,610
---------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share -
   weighted average
     number of common shares outstanding (B)                                               4,234,488      4,226,988
   Effect of dilutive securities:
     Employee stock options and warrants                                                     859,515        360,000
---------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -
   adjusted weighted
     average number of common shares outstanding (C)                                       5,094,003      4,586,988
---------------------------------------------------------------------------------------------------------------------
Earnings per share - basic (A)/(B)                                                              0.01           0.02
---------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(C)                                                            0.01           0.02
---------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  6

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

RESULTS OF OPERATIONS

Revenues
--------

Revenue from service fees increased approximately $313,000, or approximately 20%, to approximately $1,853,000 for the three months ended January 31, 2004, compared with approximately $1,540,000 for the three months ended January 31, 2003. The increase in service fees in 2004 was primarily due to an increase in fees from new customers of approximately $167,000 and an increase in fees from existing customers of approximately $217,000. These increases were partially offset by the loss in fees of approximately $64,000 from customers who ceased operations in prior quarters.

Revenue from software license fees was nil for the three months ended January 31, 2004 as compared to approximately $63,000 during the three months ended January 31, 2003. Software licensing efforts were significantly reduced in previous fiscal years as we moved predominantly to an application service provider (ASP) pricing model. However, occasional customers will request a software license pricing option when assessing our products.

Costs and expenses
------------------

Overall, the recent decline of the US Dollar has had a negative impact on our total costs and expenses. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom. Consequently, the relatively stronger currencies in those countries have effectively increased the related costs and expenses as stated in US Dollars. For the three months ended January 31, 2004, the relative decline in the US Dollar has resulted in an increase in our total costs and expenses by approximately $190,000 as compared to the same period in fiscal year 2003.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  7

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Cost of service fees

The following table shows the major components of the cost of service fees for the three months ended January 31, 2004 and 2003 (in thousands except percentage amounts):

--------------------------- ---------------- -------------- ----------------
                                 2004            2003         Percentage
                                                                Change
--------------------------- ---------------- -------------- ----------------
Salaries and benefits            $     636   $       512             24%
Communication costs                    187           163             15
Rent                                    56            49             15
Royalties                               40            39              2
Depreciation                            31            27             14
Other                                   97            28            247
--------------------------- ---------------- -------------- ----------------
                                 $   1,047   $       819             28%
--------------------------- ---------------- -------------- ----------------

The relative decline in the value of the US Dollar has increased the cost of service fees by approximately $105,000 for the three months ended January 31, 2004 compared to the same period in fiscal year 2003. The remaining changes in the cost of service fees are discussed below.

After accounting for the impact of changes in relative currency value, salaries and benefits for the three months ended January 31, 2004 increased approximately $43,000, or approximately 8%, compared to the same period in fiscal 2003. Increased investments in personnel have been made over the past 12 months, with a significant proportion of hiring focused in the areas of quality assurance, technical support and systems administration in order to maintain the high level of quality our customers have come to expect.

After accounting for the impact of changes in relative currency values, communication costs for the three months ended January 31, 2004 increased 8% compared to the same period in fiscal 2003. This increase was due to the additional communication lines and data volume resulting from the increase in service fee revenue.

After accounting for the impact of changes in relative currency values, rent expense was approximately the same for the three months ended January 31, 2004 as the same period in fiscal 2003.

The increase in other costs was primarily a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These expenses include the cost of hardware that is resold to customers as part of the implementation or travel costs associated with an implementation.

No further significant increases in the cost of our services are expected in future quarters without changing the current structure of our operations. However, with respect to the volume of opportunities currently being pursued, successful completion of these opportunities may result in additional support staff or infrastructure being required.

Research and development expenditures increased approximately $48,000, or approximately 30%, for the three months ended January 31, 2004 compared to the same period in fiscal 2003. After accounting for the change in relative currency values, research and development expenditures increased approximately $16,000, or approximately 11%. Improved market conditions through 2003 improved our ability to return to a focus on new development aimed at improving the competitiveness of our products and expanding our product suite. We anticipate research and development will continue to be an area of focus through fiscal 2004.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  8

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the three months ended January 31, 2004 and 2003 (in thousands except percentage amounts):

-------------------------- ---------------- -------------- ----------------
                                2004            2003         Percentage
                                                               Change
-------------------------- ---------------- -------------- ----------------
Salaries and benefits           $     223   $       168             48%
Travel                                 66            33            100
Marketing expenses                     10            27            (61)
Other                                  10            11            (12)
-------------------------- ---------------- -------------- ----------------
                                $     309   $       239             29%
-------------------------- ---------------- -------------- ----------------

After accounting for the change in relative currency values, sales and marketing expenses for the three months ended January 31, 2004 increased approximately $40,000, or approximately 17%, compared to the same period in fiscal 2003. Salaries and benefits and travel expenses have increased as a result of a larger sales and account management team and an expanded geographic focus. Marketing expenses declined as a result of the timing of certain industry events during the 2004 or 2003 fiscal years.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the three months ended January 31, 2004 and 2003 (in thousands except percentage amounts):

-------------------------- ---------------- -------------- ----------------
                                2004            2003         Percentage
                                                               Change
-------------------------- ---------------- -------------- ----------------
Salaries and benefits           $     113   $       113              0%
Provision for bad debts                22            14             53
Insurance                              51            45             13
Travel                                 12            12              0
Professional fees                       8            40            (79)
Depreciation                            7             4             73
Other                                  36            50            (29)
-------------------------- ---------------- -------------- ----------------
                                $     250   $       279            (10)%
-------------------------- ---------------- -------------- ----------------

After accounting for the change in relative currency values, general and administrative expenses for the three months ended January 31, 2004 decreased approximately $53,000, or approximately 19%, compared to the same period in fiscal 2003. Provision for bad debts increased as a result of two customers filing for Chapter 11 protection during the current fiscal quarter. The increase in insurance costs was a direct result of increases in premiums on existing policies. Professional fees were lower than the three months ended January 31, 2003, due to an decrease in legal and corporate activity during the three months ended January 31, 2004.

Other expense
-------------

Interest expense decreased approximately $9,000, or 51%, to approximately $9,000 during the three months ended January 31, 2004 from approximately $18,000 during the three months ended January 31, 2003. The reduction in interest expense was due to the maturity of long-term debt during fiscal 2003 and the decreased usage of short-term financing.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Income taxes (recovery)
-----------------------

The recovery of approximately $14,000 of income taxes during the three months ended January 31, 2004 represents the reassessment of investment tax credits from prior fiscal years in excess of the amount recorded as receivable.

Net earnings
------------

The unaudited consolidated financial statements reflect net earnings of approximately $46,000 for the three months ended January 31, 2004 as compared to net earnings of approximately $88,000 for the three months ended January 31, 2003, a decrease of approximately $42,000 or 48%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2004, our available funds consisted of approximately $155,000 in cash as well as an unutilized operating line of credit as noted in the last paragraph below. At January 31, 2004, we had a working capital deficiency of approximately $82,000 as compared to approximately $111,000 at October 31, 2003. Eliminating this deficiency remains as one of our top priorities in future quarters.

Cash flows from operations for the three months ended January 31, 2004 accounted for a net inflow of approximately $80,000, primarily based on the net earnings for the period, and offset by an increase in non-cash working capital of approximately $28,000.

Cash flows from investing activities for the three months ended January 31, 2004 represent a net outflow of approximately $42,000 due to the purchase of capital assets.

Cash flows from financing activities for the three months ended January 31, 2004 represent a net outflow of approximately $12,000 due to repayments of existing loans.

At January 31, 2004, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

On May 12, 2003, we signed a new banking facility with the Royal Bank of Canada for an operating line of credit of approximately $227,000. There was no balance outstanding on the facility at January 31, 2004. The facility is secured by an assignment of Navtech-Canada's trade accounts receivable and the current agreement expires April 30, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 10

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------



Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 11

NAVTECH, INC.

--------------------------------------------------------------------------------

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(A) Certificate of Incorporation, as amended (1)

     3(B) By-Laws, as amended (2)

     31(A)Rule 13a-14(a)/15d-14(a)  Certification of Chief Executive Officer, as
          Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31(B)Rule 13a-14(a)/15d-14(a)  Certification of Chief Financial Officer, as
          Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended January 31, 2004.


Items 1 thourgh 5 are not applicable and have been omitted.




--------------------------------------------------------------------------------
(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the fiscal period ended April 30, 2001.
(2) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 12

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2004                     NAVTECH, INC.


                                          By: /s/ David Strucke
                                              ------------------------------
                                              David Strucke,
                                              Chief Executive Officer


                                          By: /s/ Gordon Heard
                                              ------------------------------
                                              Gordon Heard,
                                              Chief Financial Officer





--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 13