Form 10QSB
period 2004-04-30
NAVTECH INC
filed 2004-06-14
CIK 790272

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

                  For the Quarterly Period Ended April 30, 2004


|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____


                                ---------------


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


The number of shares outstanding of the issuer's common stock as of May 28, 2004 was 4,247,988 shares.


Transitional Small Business Disclosure Format.  Yes  |_|     No  |X|


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                      For the Quarter Ended April 30, 2004

                                      INDEX


Part I.  Financial Information

     Item 1.   Financial Statements                                                                Page
                                                                                                   ----
               a) Consolidated Statements of Operations for the Three Months and
                  Six Months Ended April 30, 2004 and 2003......................................     1

               b) Consolidated Balance Sheets as of April 30, 2004 and October 31, 2003.........     2

               c) Consolidated Statement of Stockholders' Equity for the Six Months
                  Ended April 30, 2004..........................................................     3

               d) Consolidated Statements of Cash Flow for the Six Months Ended
                  April 30, 2004 and 2003.......................................................     4

               e) Notes to Consolidated Financial Statements....................................     5

     Item 2.  Management's Discussion and Analysis or Plan of Operation.........................     7

     Item 3.  Controls and Procedures...........................................................    11


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders...............................    12

     Item 6.  Exhibits and Reports on Form 8-K..................................................    12


Signatures......................................................................................    13


                          Part I. Financial Information

Item 1.  Financial Statements


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                          ----------------------------------------------------------
                                                          Three months ended April 30,  Six months ended April 30,
                                                               2004          2003           2004          2003
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                            $ 2,019,488    $ 1,653,991   $ 3,872,983    $ 3,194,319
   Software license fees                                             -              -             -         63,000
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                             2,019,488      1,653,991     3,872,983      3,257,319
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                                      1,093,457      1,011,221     2,145,470      1,830,360
   Cost of software license fees                                     -              -             -          1,500
   Research and development                                    228,545        101,192       440,003        259,590
   Sales and marketing                                         295,826        253,331       607,106        492,362
   General and administrative                                  350,833        254,887       588,734        533,837
   Recovery of bad debt - related party                              -       (159,361)            -       (159,361)
--------------------------------------------------------------------------------------------------------------------
                                                             1,968,661      1,461,280     3,781,313      2,958,298
--------------------------------------------------------------------------------------------------------------------
Earnings from operations                                        50,827        192,711        91,670        299,021
--------------------------------------------------------------------------------------------------------------------
Other expense
   Interest expense                                              8,699         13,791        17,402         31,691
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    42,128        178,920        74,268        267,330
Income taxes  (recovery)                                        (6,123)       (24,115)      (19,838)       (23,315)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                               $    48,251    $   203,035   $    94,106    $   290,645
====================================================================================================================
Net earnings per share
   Basic                                                   $      0.01    $      0.05    $     0.02    $      0.07
   Diluted                                                 $      0.01    $      0.04    $     0.02    $      0.06
====================================================================================================================

                             See accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------
NAVTECH, INC.                                                                                            1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------- ----------------
                                                                                        April 30,      October 31,
                                                                                          2004(1)             2003
-------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets
   Cash                                                                          $       75,495       $    138,785
   Accounts receivable (net of allowance for bad debts of $143,257;                   1,103,425            889,576
      2003 - $94,919)
   Investment tax credits receivable                                                      8,746             91,866
   Prepaid expenses and other                                                           234,238            138,590
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,421,904          1,258,817

Deferred tax assets                                                                     256,849            267,274
Capital assets                                                                          470,814            531,826
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    2,149,567       $  2,057,917
===================================================================================================================
LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $      964,380       $    923,308
   Income taxes payable                                                                       -             11,360
   Long-term debt - current portion                                                      16,530             19,403
   Obligations under capital lease - current portion                                     33,292             33,390
   Deferred lease inducements - current portion                                          15,846             16,489
   Deferred revenue                                                                     411,147            365,431

-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,441,195          1,369,381

Long-term debt                                                                                -              6,700
Obligations under capital lease                                                          22,404             40,843
Deferred lease inducements                                                               23,767             32,976
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,487,366          1,449,900
-------------------------------------------------------------------------------- ----------------- ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                             4,856              4,843
Authorized - 20,000,000, Par Value $0.001,
        Issued - 4,855,906  (2003 - 4,842,406)
Treasury stock                                                                             (608)              (608)
Additional paid-in capital                                                            3,083,973          3,080,190
Accumulated other comprehensive income (loss)                                            (7,959)            35,759
Accumulated deficit                                                                  (2,418,061)        (2,512,167)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                        662,201            608,017
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    2,149,567       $  2,057,917
====================================================================================================================
(1) Unaudited

                             See accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------
NAVTECH, INC.                                                                                            2

NAVTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                                Accumulated
                                                   Additional      Other                                Total
                               Issued     Share     Paid-In    Comprehensive  Treasury  Accumulated   Stockholders'  Comprehensive
                               Shares    Capital    Capital    Income (Loss)   Stock      Deficit       Equity          Income
----------------------------  ---------  -------  -----------  -------------  --------  ------------  -------------  -------------
Balances, October 31, 2003    4,842,406   4,843    3,080,190       35,759       (608)    (2,512,167)     608,017
Stock options exercised          13,500      13        3,783                                               3,796
Translation adjustments                                           (43,718)                               (43,718)       (43,718)
Net earnings                                                                                 94,106       94,106         94,106
----------------------------  ---------  -------  -----------  -------------  --------  ------------  -------------  -------------
Balances, April 30, 2004      4,855,906  $4,856   $3,083,973     $ (7,959)    $ (608)   $(2,418,061)    $662,201      $  50,388
(Unaudited)
============================  =========  =======  ===========  =============  ========  ============  =============  =============


                             See accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------
NAVTECH, INC.                                                                                            3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        ---------------- -----------------
Six months ended April 30,                                                   2004              2003
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                               $     94,106     $    290,645
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                  91,132           79,644
   Provision for uncollectable accounts                                          21,841           (2,168)
   Provision for bad debt - related party                                             -         (159,351)
   Deferred lease inducements                                                    (8,244)          (7,158)
Changes in operating assets and liabilities
   Accounts receivable                                                         (251,021)          98,268
   Investment tax credits receivable                                             82,766          (33,869)
   Prepaid expenses and other                                                   (95,779)        (128,494)
   Accounts payable and accrued liabilities                                      54,416          (14,236)
   Deferred revenue                                                              51,267          (42,771)
   Income taxes payable                                                         (11,360)               -
----------------------------------------------------------------------- ---------------- -----------------
                                                                                 29,124           80,510
----------------------------------------------------------------------- ---------------- -----------------
INVESTING ACTIVITIES
Purchase of capital assets                                                      (66,964)         (53,421)
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (66,964)         (53,421)
----------------------------------------------------------------------- ---------------- -----------------
FINANCING ACTIVITIES
Repayment of bank loans                                                               -          (16,789)
Repayment of capital leases                                                     (16,277)         (11,154)
Repayment of loans                                                               (8,902)         (79,353)
Issuance of common shares on exercises under stock option plan                    3,796                -
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (21,383)        (107,296)
----------------------------------------------------------------------- ---------------- -----------------
Effect of foreign exchange rates on cash                                         (4,067)          15,021
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                   (63,290)         (65,186)
Cash, beginning of period                                                       138,785          207,610
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $     75,495     $    142,424
==========================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $     17,402     $     32,635
   Cash received (paid) during the period for income taxes                 $     91,243     $    (10,305)
   Assets acquired through capital leases                                  $          -     $     72,198
----------------------------------------------------------------------- ---------------- -----------------

                             See accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------
NAVTECH, INC.                                                                                            4

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Our head office is located at 2340 Garden Road, Suite 207, Monterey, CA 93940. Our principal operations are based at 175 Columbia Street West, Suite 102, Waterloo, Ontario, Canada, N2L 5Z5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Bulletin Board under the symbol "NAVH". For investor information, we can be reached at (519) 747-1170.

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2004, the consolidated statements of operations for the three and six months ended April 30, 2004, the consolidated statements of cash flows for the six months ended April 30, 2004 and 2003 and the consolidated statement of stockholders' equity for the six months ended April 30, 2004 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2004, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada and Navtech-UK. All material inter-company balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations," assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are accumulated in comprehensive income (loss), which is a separate component of equity.

Our deferred revenue includes the value of services invoiced in advance. These services will be provided in the following quarterly period. At April 30, 2004, a portion of these invoices remains outstanding.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2003. Results of operations for the six months ended April 30, 2004 are not necessarily indicative of the operating results for the full year.

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

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SFAS 148 also required quarterly disclosure of the impact of stock-based awards as if the awards had been accounted for using fair-value methods. Had we applied the fair value based method to all stock-based awards, reported net earnings and earnings per share would have decreased to the pro forma amounts indicated below for each of the six months ended:

---------------------------------------------------------------------------- -------------------- -------------------
                                                                              April 30, 2004        April 30, 2003
---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - reported                                                        $      94,106         $    290,645
     Pro forma stock-based compensation                                               (1,127)                   -
---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - pro forma                                                       $      92,979         $    290,645
---------------------------------------------------------------------------- -------------------- -------------------
Basic earnings per share - reported                                                     0.02                 0.07
Diluted earnings per share - reported                                                   0.02                 0.06
     Pro forma stock-based compensation                                                   -                     -
---------------------------------------------------------------------------- -------------------- -------------------
Basic earnings per share - pro forma                                           $        0.02          $      0.07
Diluted earnings per share - pro forma                                         $        0.02          $      0.06
---------------------------------------------------------------------------- -------------------- -------------------

The fair value of stock options used to compute the pro forma net earnings and earnings per share was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended:

------------------------------------------------------------------------------------------------- -------------------
                                                                                                  April 30, 2004
------------------------------------------------------------------------------------------------- -------------------
Black-Scholes weighted-average assumptions
     Expected dividend                                                                                    0.00%
     Expected volatility                                                                                   173%
     Risk-free interest rate                                                                                 4%
     Expected option life in years                                                                           4
Weighted average stock option fair value option granted                                               $   0.36
------------------------------------------------------------------------------------------------- -------------------

Assumption disclosures are not applicable to 2003 as there were no stock options granted during the year and the total amount of pro forma stock-based compensation related to all stock options granted prior to fiscal year 2003 were included in the 2002 disclosure.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:
                                                            ---------------------------------------------------------
                                                            Three months ended April 30,   Six months ended April 30,
                                                                 2004          2003           2004          2003
---------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                            $   48,251   $  203,035     $   94,106    $  290,645
---------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted average
     number of common shares outstanding (B)                    4,240,307    4,226,988      4,246,255     4,226,988
   Effect of dilutive securities:
     Employee stock options and warrants                          861,265      372,500        861,265       372,500
---------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share adjusted weighted
     average number of common shares outstanding (C)            5,101,572    4,599,488      5,107,520     4,599,488
---------------------------------------------------------------------------------------------------------------------
Earnings per share - basic (A)/(B)                                   0.01         0.05           0.02          0.07
---------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(C)                                 0.01         0.04           0.02          0.06
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

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise

RESULTS OF OPERATIONS

Revenues
--------

Revenue from service fees increased approximately $679,000, or approximately 21%, to approximately $3,873,000 for the six months ended April 30, 2004, compared with approximately $3,194,000 for the six months ended April 30, 2003. The increase in service fees in the first six months of fiscal 2004 was primarily due to an increase in fees from new customers of approximately
$369,000 and an increase in fees from existing customers of approximately $490,000. These increases were partially offset by the loss in fees of approximately $180,000 from customers who ceased operations in prior quarters.

Revenue from software license fees was nil for the six months ended April 30, 2004 as compared to $63,000 during the six months ended April 30, 2003. Software licensing efforts were significantly reduced in previous fiscal years as we moved predominantly to a monthly service fee pricing model. However, occasional customers will request a software license pricing option when assessing our products.

Costs and expenses
------------------

Overall, the recent decline of the US Dollar has increased our total costs and expenses as reported in US Dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom. Consequently, the relatively stronger currencies in those countries have effectively increased our costs and expenses as stated in US Dollars. For the six months ended April 30, 2004, the relative decline in the US Dollar has resulted in an increase in our total costs and expenses by approximately $280,000 as compared to the same period in fiscal year 2003.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  7

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Cost of service fees

The following table shows the major components of the cost of service fees for the six months ended April 30, 2004 and 2003 (in thousands except percentage amounts):

------------------------  -------------  -------------  ---------------
                                2004          2003        Percentage
                                                            Change
------------------------  -------------  -------------  ---------------
Salaries and benefits       $   1,284       $  1,137            13%
Communication costs               406            363            12
Rent                              119            102            17
Royalties                         102             73            40
Hardware and travel                75             22           241
Agent Costs                        23              2         1,050
Depreciation                       64             58            10
Other                              72             73            (1)
------------------------  -------------  -------------  ---------------
                            $   2,145       $  1,830            17%
------------------------  -------------  -------------  ---------------


The relative decline in the value of the US Dollar has increased the cost of service fees by approximately $120,000 for the six months ended April 30, 2004 compared to the same period in fiscal year 2003. The remaining changes in the cost of service fees are discussed below.

After accounting for the impact of changes in relative currency value, salaries and benefits were approximately the same for the six months ended April 30, 2004 as the same period in fiscal 2003.

After accounting for the impact of changes in relative currency values, communication costs for the six months ended April 30, 2004 increased 6% compared to the same period in fiscal 2003. This increase was due to the additional communication lines and data volume required for the increased number of customers utilizing monthly services.

After accounting for the impact of changes in relative currency values, rent expense was approximately the same for the six months ended April 30, 2004 as the same period in fiscal 2003.

Royalty costs, which are all denominated in US dollars, increased by 40% for the six months ended April 30, 2004 compared to the same period in fiscal 2003 as a direct result of an increase in monthly service volumes.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs refer to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

Agent costs are historically variable in nature, as these expenses are incurred based on certain flight planning service requests from some of our European and African customers. The increase in agent costs for the six months ended April 30, 2004 compared to the same period in fiscal year 2003 is a direct result of an increase in requests for these services.

No further significant increases in the cost of our services are expected in future quarters. However, with respect to the volume of opportunities currently being pursued, successful completion of these opportunities may result in additional support staff or infrastructure being required.

Research and development expenditures increased approximately $180,000, or approximately 69%, for the six months ended April 30, 2004 compared to the same period in fiscal 2003. After accounting for the change in relative currency values, research and development expenditures increased approximately $125,000, or approximately 48%. Improved market conditions through 2003 improved our ability to return to a focus on new development aimed at improving the competitiveness of our products and expanding our product suite. We anticipate research and development will continue to be an area of focus through the remainder of fiscal 2004.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  8

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the six months ended April 30, 2004 and 2003 (in thousands except percentage amounts):

------------------------------  -------------  --------------  --------------
                                     2004           2003          Percentage
                                                                   Change
------------------------------  -------------  --------------  --------------
Salaries and benefits             $     452    $       350              29%
Travel                                  120             66              82
Marketing expenses                       23             62             (63)
Other                                    12             14             (14)
------------------------------  -------------  --------------  --------------
                                  $     607    $       492              23%
------------------------------  -------------  --------------  --------------

After accounting for the change in relative currency values, sales and marketing expenses for the six months ended April 30, 2004 increased approximately $57,000, or approximately 17%, compared to the same period in fiscal 2003. Salaries and benefits and travel expenses have increased as a result of a larger sales and account management team and an expanded geographic focus. Marketing expenses declined as a result of the timing of certain industry events during the 2004 or 2003 fiscal years.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the six months ended April 30, 2004 and 2003 (in thousands except percentage amounts):

--------------------------------- -------------- -------------- ----------------
                                        2004            2003         Percentage
                                                                       Change
--------------------------------- -------------- -------------- ----------------
Salaries and benefits                $     227   $       162             40%
Insurance                                  102            95              7
Professional fees                           99            86             15
Telephone                                   77            34            126
Travel                                      27            14             93
Provision for bad debts                     22            44            (50)
(Gain) Loss on foreign exchange             (1)           46           (102)
Depreciation                                14            10             40
Other                                       22            43            (49)
--------------------------------- -------------- -------------- ----------------
                                     $     589   $       534             10%
--------------------------------- -------------- -------------- ----------------

After accounting for the change in relative currency values, general and administrative expenses for the six months ended April 30, 2004 increased approximately $10,000, or approximately 2%, compared to the same period in fiscal 2003.

After accounting for the change in relative currency values, salaries and benefits for the six months ended April 30, 2004 increased approximately $36,000 or 22% compared to the same period in fiscal 2003 due to an increase in compensation costs for general and administrative personnel.

The increase in insurance costs was a direct result of increases in premiums on existing policies.

After accounting for the change in relative currency values, telephone costs for the six months ended April 30, 2004 increased approximately $37,000 or 109% compared to the same period in fiscal 2003. This increase was due to telecommunication costs associated with a broader geographic focus.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                  9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

After accounting for the impact of changes in relative currency values, travel costs for the six months ended April 30, 2004 increased approximately $9,000 or 64% compared to the same period in fiscal 2003. This increase was due to increased overseas travel as a result of our expanded geographic focus.

We incurred a gain on foreign exchange of approximately $1,000 for the six months ended April 30, 2004 compared to a loss of approximately $46,000 in the same period in fiscal 2003 due to the strengthening of the US dollar in the last part of the second quarter of 2004.

Other expense
-------------

Interest expense decreased approximately $14,000, or 45%, to approximately $17,000 during the six months ended April 30, 2004 from approximately $32,000 during the six months ended April 30, 2003. The reduction in interest expense was due to the maturity of long-term debt during fiscal 2003 and a decrease in the usage of short-term financing during 2004.

Income taxes (recovery)
-----------------------

The recovery of approximately $20,000 of income taxes during the six months ended April 30, 2004 represents the reassessment of investment tax credits from prior fiscal years in excess of the amount recorded as receivable.

Net earnings
------------

The unaudited consolidated financial statements reflect net earnings of approximately $94,000 for the six months ended April 30, 2004 as compared to net earnings of approximately $291,000 for the six months ended April 30, 2003, a decrease of approximately $197,000 or 68%. Net earnings for the six months ended April 30, 2003 included a recovery of bad debt from a related party, Global Weather Dynamics, Inc., of approximately $160,000.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2004, our available funds consisted of approximately $75,000 in cash as well as an unutilized operating line of credit as noted in the last paragraph below. At April 30, 2004, we had a working capital deficiency of approximately $19,000 as compared to approximately $111,000 at October 31, 2003. Eliminating this deficiency remains as one of our top priorities.

Cash flows from operations for the six months ended April 30, 2004 accounted for a net inflow of approximately $29,000, primarily based on the net earnings for the period, depreciation of approximately $91,000 and provision for uncollectable accounts of approximately $22,000,offset by an increase in non-cash working capital of approximately $170,000. The increase in non-cash working capital was a result of an increase in accounts receivable balances for large sales in the last part of the second quarter of 2004, and the timing of payments for annual insurance premiums.

Cash flows from investing activities for the six months ended April 30, 2004 represent a net outflow of approximately $67,000 due to the purchase of capital assets.

Cash flows from financing activities for the six months ended April 30, 2004 represent a net outflow of approximately $21,000 due to repayments of existing loans and capital leases.

At April 30, 2004, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

We renewed our banking facility with the RBC Royal Bank in June 2004 for an operating line of credit of $500,000. There was no balance outstanding on the facility at April 30, 2004. The facility is secured by the assets of Navtech-Canada.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 10

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






--------------------------------------------------------------------------------
NAVTECH, INC.                                                                 11

NAVTECH, INC.

--------------------------------------------------------------------------------

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 5, 2004. The following persons were elected as directors of the Company, such persons to hold office until their successors are elected or qualified:

                                                   Number of Shares
                                                 For         Withheld
                                              ------------------------

     David Strucke                             2,353,948       2,662
     Thomas D. Beynon                          2,351,663       4,947
     Michael Jakobowski                        2,353,663       2,947
     Michael Ueltzen                           2,353,722       2,888

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     3(A)      Certificate of Incorporation, as amended (1)

     3(B)      By-Laws, as amended (2)

     31(A)     Rule   13a-14(a)/15d-14(a)   Certification   of  Chief  Executive
               Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31(B)     Rule   13a-14(a)/15d-14(a)   Certification   of  Chief  Financial
               Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     We did not file any Current Reports on Form 8-K during the quarter ended April 30, 2004.

Items 1 through 3 and 5 are not applicable and have been omitted.




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

Dated: June 14, 2004                       NAVTECH, INC.


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