Form 10QSB
period 2004-07-31
NAVTECH INC
filed 2004-09-13
CIK 790272

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

                  For the Quarterly Period Ended July 31, 2004


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____


                             ---------------------


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

The number of shares outstanding of the issuer's common stock as of August 23, 2004 was 4,266,353 shares.

Transitional Small Business Disclosure Format. Yes |_| No |X|


================================================================================

                                  NAVTECH, INC.

                                   FORM 10-QSB

                       For the Quarter Ended July 31, 2004

                                      INDEX


Part I.  Financial Information

     Item 1. Financial Statements                                                                   Page
                                                                                                    ----

          a)   Consolidated Statements of Operations for the Three Months and
               Nine Months Ended July 31, 2004 and 2003...........................................      1

          b)   Consolidated  Balance  Sheets as of July 31, 2004 and October 31, 2003.............      2

          c)   Consolidated  Statement of Stockholders' Equity for the Nine Months
               Ended July 31, 2004................................................................      3

          d)   Consolidated Statements of Cash Flow for the Nine Months Ended
               July 31, 2004 and 2003.............................................................      4

          e)   Notes to Consolidated Financial Statements.........................................      5

     Item 2.  Management's Discussion and Analysis or Plan of Operation...........................      7

     Item 3.  Controls and Procedures.............................................................     12


Part II.  Other Information

     Item 6.  Exhibits............................................................................     13


Signatures.........................................................................................    14


                          Part I. Financial Information

Item 1.  Financial Statements


NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

                                                          ----------------------------------------------------------
                                                          Three months ended July 31,   Nine months ended July 31,
                                                               2004          2003           2004          2003
--------------------------------------------------------------------------------------------------------------------
REVENUE
   Service fees                                            $ 2,011,836    $ 1,842,358   $ 5,884,822    $ 5,036,677
   Software license fees                                             -              -             -         63,000
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                             2,011,836      1,842,358     5,884,822      5,099,677
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of service fees                                      1,013,317      1,046,224     3,158,152      2,876,584
   Cost of software license fees                                     -              -             -          1,500
   Research and development                                    217,987        118,221       657,976        377,811
   Sales and marketing                                         265,472        280,729       872,562        773,091
   General and administrative                                  399,915        356,946       989,314        890,793
   Recovery of bad debt - related party                              -              -             -       (159,361)
--------------------------------------------------------------------------------------------------------------------
                                                             1,896,691      1,802,120     5,678,004      4,760,418
--------------------------------------------------------------------------------------------------------------------

Earnings from operations                                       115,145         40,237       206,818        339,258
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest revenue                                                  -         10,207             -         10,267
   Interest expense                                             (9,830)       (16,193)      (27,232)       (47,944)
--------------------------------------------------------------------------------------------------------------------
                                                                (9,830)        (5,986)      (27,232)       (37,677)
--------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                   105,315         34,251       179,586        301,581
Income tax recovery                                            (34,713)       (18,795)      (54,551)       (42,110)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                               $   140,028    $    53,046   $   234,137    $   343,691
--------------------------------------------------------------------------------------------------------------------
Net earnings per share
   Basic                                                   $      0.03    $      0.01   $      0.06    $      0.08
   Diluted                                                 $      0.03    $      0.01   $      0.05    $      0.07
--------------------------------------------------------------------------------------------------------------------



                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                 ----------------- ----------------
                                                                                         July 31,      October 31,
                                                                                          2004(1)             2003
-------------------------------------------------------------------------------- ----------------- ----------------

ASSETS
Current assets
   Cash                                                                          $       38,409       $    138,785
   Accounts receivable (net of allowance for bad debts of $169,460;                   1,124,120            889,576
      2003 - $94,919)
   Investment tax credits receivable                                                     99,654             91,866
   Prepaid expenses and other                                                           193,150            138,590
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,455,333          1,258,817

Deferred tax assets                                                                     265,096            267,274
Capital assets                                                                          501,820            531,826
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    2,222,249       $  2,057,917
-------------------------------------------------------------------------------- ----------------- ----------------

LIABILITIES
Current liabilities
   Accounts payable and accrued liabilities                                      $      823,375       $    923,308
   Income taxes payable                                                                       -             11,360
   Long-term debt - current portion                                                           -             19,403
   Obligations under capital lease - current portion                                     32,670             33,390
   Deferred lease inducements - current portion                                          16,354             16,489
   Deferred revenue                                                                     455,767            365,431
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,328,166          1,369,381

Long-term debt                                                                                -              6,700
Obligations under capital lease                                                          16,453             40,843
Deferred lease inducements                                                               20,442             32,976
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                      1,365,061          1,449,900
-------------------------------------------------------------------------------- ----------------- ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Share capital                                                                             4,874              4,843
Authorized - 20,000,000, Par Value $0.001,
        Issued - 4,874,271  (2003 - 4,842,406)
Treasury stock                                                                             (608)              (608)
Additional paid-in capital                                                            3,091,639          3,080,190
Accumulated other comprehensive income                                                   39,313             35,759
Accumulated deficit                                                                  (2,278,030)        (2,512,167)
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                        857,188            608,017
-------------------------------------------------------------------------------- ----------------- ----------------
                                                                                 $    2,222,249       $  2,057,917
-------------------------------------------------------------------------------- ----------------- ----------------
(1) Unaudited


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                2

NAVTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                               Accumulated
                                                  Additional      Other                                 Total
                              Issued     Share     Paid-In    Comprehensive  Treasury  Accumulated  Stockholders' Comprehensive
                              Shares    Capital    Capital        Income      Stock      Deficit       Equity         Income
---------------------------- --------- --------- ------------ -------------- -------- ------------- ------------- --------------
Balances, October 31, 2003   4,842,406    4,843    3,080,190       35,759       (608)  (2,512,167)      608,017
Stock options exercised         31,865       31       11,449                                             11,480
Translation adjustments                                             3,554                                 3,554          3,554
Net earnings                                                                               234,137      234,137        234,137
---------------------------- --------- --------- ------------ -------------- -------- ------------- ------------- --------------
Balances, July 31, 2004      4,874,271 $  4,874   $3,091,639     $ 39,313    $  (608) $(2,278,030)   $  857,188    $   237,691
(Unaudited)
---------------------------- --------- --------- ------------ -------------- -------- ------------- ------------- --------------


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

                                                                        ---------------- -----------------
Nine months ended July 31,                                                   2004              2003
----------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                               $    234,137     $    343,691
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                 138,115          124,785
   Provision for uncollectable accounts                                          49,942           52,491
   Provision for bad debt - related party                                             -         (159,361)
   Deferred lease inducements                                                   (12,366)         (11,087)
Changes in operating assets and liabilities
   Accounts receivable                                                         (267,213)          68,715
   Investment tax credits receivable                                             (8,609)         (53,489)
   Prepaid expenses and other                                                   (53,545)         (72,194)
   Accounts payable and accrued liabilities                                    (102,209)        (168,061)
   Deferred revenue                                                              84,991          (10,960)
   Income taxes payable                                                         (11,360)               -
----------------------------------------------------------------------- ---------------- -----------------
                                                                                 51,883          114,530
----------------------------------------------------------------------- ---------------- -----------------

INVESTING ACTIVITIES
Purchase of capital assets                                                     (106,646)         (68,081)
----------------------------------------------------------------------- ---------------- -----------------
                                                                               (106,646)         (68,081)
----------------------------------------------------------------------- ---------------- -----------------

FINANCING ACTIVITIES
Repayment of bank loans                                                               -          (26,007)
Repayment of capital leases                                                     (24,707)         (17,039)
Repayment of loans                                                              (26,103)        (118,255)
Issuance of common shares on exercises under stock option plan                   11,480              703
----------------------------------------------------------------------- ---------------- -----------------
                                                                                (39,330)        (160,598)
----------------------------------------------------------------------- ---------------- -----------------

Effect of foreign exchange rates on cash                                         (6,283)          23,285
----------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                  (100,376)         (90,864)
Cash, beginning of period                                                       138,785          207,610
----------------------------------------------------------------------- ---------------- -----------------
Cash, end of period                                                        $     38,409     $    116,746
----------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                $    (27,232)    $    (42,137)
   Cash received (paid) during the period for income taxes                 $     91,243     $       (745)
   Assets acquired through capital leases                                  $          -     $     72,198
----------------------------------------------------------------------- ---------------- -----------------


                             See accompanying notes.
--------------------------------------------------------------------------------
NAVTECH, INC.                                                                4

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2004, the consolidated statements of operations for the three and nine months ended July 31, 2004, the consolidated statements of cash flows for the nine months ended July 31, 2004 and 2003 and the consolidated statement of stockholders' equity for the nine months ended July 31, 2004 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2004, and for all periods presented, have been made.

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

Our deferred revenue includes the value of services invoiced in advance. These services will be provided in the following quarterly period. At July 31, 2004, a portion of these invoices remains outstanding.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2003. Results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


SFAS 148 also required quarterly disclosure of the impact of stock-based awards as if the awards had been accounted for using fair-value methods. Had we applied the fair value based method to all stock-based awards, reported net earnings and earnings per share would have decreased to the pro forma amounts indicated below for each of the nine months ended:

---------------------------------------------------------------------------- -------------------- -------------------
                                                                               July 31, 2004        July 31, 2003

---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - reported                                                        $      234,137        $    343,691
     Pro forma stock-based compensation                                                (1,679)                  -
---------------------------------------------------------------------------- -------------------- -------------------
Net earnings - pro forma                                                       $      232,458        $    343,691
---------------------------------------------------------------------------- -------------------- -------------------
Basic earnings per share - reported                                                    0.06                 0.08
Diluted earnings per share - reported                                                  0.05                 0.07
     Pro forma stock-based compensation                                                  -                    -
---------------------------------------------------------------------------- -------------------- -------------------
Basic earnings per share - pro forma                                           $       0.06          $      0.08
Diluted earnings per share - pro forma                                         $       0.05          $      0.07
---------------------------------------------------------------------------- -------------------- -------------------

The fair value of stock options used to compute the pro forma net earnings and earnings per share was the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended:

--------------------------------------------------------------- ----------------
                                                                July 31, 2004
--------------------------------------------------------------- ----------------
Black-Scholes weighted-average assumptions
     Expected dividend                                                  0.00%
     Expected volatility                                                 168%
     Risk-free interest rate                                               4%
     Expected option life in years                                          4
Weighted average stock option fair value option granted             $    0.35
--------------------------------------------------------------- ----------------

Assumption disclosures are not applicable to 2003 as there were no stock options granted during the year and the total amount of pro forma stock-based compensation related to all stock options granted prior to fiscal year 2003 were included in the 2002 disclosure.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                            ---------------------------------------------------------
                                                            Three months ended July 31,  Nine months ended July 31,
                                                                2004          2003           2004          2003
---------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                          $   140,028   $   53,046    $   234,137    $  343,691
---------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted average
     number of common shares outstanding (B)                   4,245,656    4,227,821      4,256,237     4,227,266
   Effect of dilutive securities:
     Employee stock options and warrants                         835,025      363,250        835,025       363,250
---------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share adjusted weighted
     average number of common shares outstanding (C)           5,080,681    4,591,071     5,091,262      4,590,516
---------------------------------------------------------------------------------------------------------------------
Earnings per share - basic (A)/(B)                                  0.03          0.01          0.06           0.08
---------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(C)                                0.03          0.01          0.05           0.07
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

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under "Other Considerations" in Item 6 of our Form 10-KSB for the year ended October 31, 2003), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise

Results of operations

Revenues

Revenue from service fees increased approximately $848,000, or approximately 17%, to approximately $5,885,000 for the nine months ended July 31, 2004, compared with approximately $5,037,000 for the nine months ended July 31, 2003. The increase in service fees in the first nine months of fiscal 2004 was primarily due to an increase in fees from new customers of approximately
$495,000 and an increase in fees from existing customers of approximately $679,000. These increases were partially offset by the loss in fees of approximately $326,000 from customers who ceased operations in prior quarters.

Revenue from software license fees was nil for the nine months ended July 31, 2004 as compared to $63,000 during the nine months ended July 31, 2003. Software licensing efforts were significantly reduced in previous fiscal years as we moved predominantly to a monthly service fee pricing model. However, occasional customers will request a software license pricing option when assessing our products.

Costs and expenses

Overall, the recent decline of the US Dollar has increased our total costs and expenses as reported in US Dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom. Consequently, the relatively stronger currencies in those countries have effectively increased our costs and expenses as stated in US Dollars. For the nine months ended July 31, 2004, the relative decline in the US Dollar has resulted in an increase in our total costs and expenses by approximately $410,000 as compared to the same period in fiscal year 2003.



--------------------------------------------------------------------------------
NAVTECH, INC.                                                                7

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

Cost of service fees

The following table shows the major components of the cost of service fees for the nine months ended July 31, 2004 and 2003 (in thousands except percentage amounts):

-------------------------- ---------------- -------------- ----------------
                                2004            2003         Percentage
                                                               Change
-------------------------- ---------------- -------------- ----------------
Salaries and benefits           $   1,859   $     1,802              3%
Communication costs                   607           531             14
Rent                                  177           161             10
Royalties                             150           107             40
Hardware and travel                   120            61             97
Agent Costs                            29             8            263
Depreciation                           97            93              4
Other                                 119           114              4
-------------------------- ---------------- -------------- ----------------
                                $   3,158   $     2,877             10%
-------------------------- ---------------- -------------- ----------------


The relative decline in the value of the US Dollar has increased the cost of service fees by approximately $220,000 for the nine months ended July 31, 2004 compared to the same period in fiscal year 2003. The remaining changes in the cost of service fees are discussed below.

After accounting for the impact of changes in relative currency value, salaries and benefits for the nine months ended July 31, 2004 decreased 6% compared to the same period in fiscal 2003. This decrease was primarily a result of a redeployment of staff from support to research and development roles. In addition, we have had a reduction in the proportion of revenue from outsourced services, which require a higher level of staffing for support than our software services.

After accounting for the impact of changes in relative currency values, communication costs for the nine months ended July 31, 2004 increased 10%
compared to the same period in fiscal 2003. This increase was due to the additional communication lines and data volume required for the increased number of customers utilizing monthly services.

After accounting for the impact of changes in relative currency values, rent expense was approximately the same for the nine months ended July 31, 2004 as the same period in fiscal 2003.

Royalty costs, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased by 40% for the nine months ended July 31, 2004 compared to the same period in fiscal 2003 as a direct result of an increase in monthly service volumes.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs refer to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

Agent costs are historically variable in nature, as these expenses are incurred based on certain flight planning service requests from some of our European and African customers. The increase in agent costs for the nine months ended July 31, 2004 compared to the same period in fiscal year 2003 is a direct result of an increase in requests for these services.

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

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Research and development expenditures increased approximately $280,000, or approximately 74%, for the nine months ended July 31, 2004 compared to the same period in fiscal 2003. After accounting for the change in relative currency values, research and development expenditures increased approximately $220,000, or approximately 58%. Research and development will remain as an area of focus through fiscal 2004 as we continue to invest in new development aimed at improving the competitiveness of our products and expanding our product suite.

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the nine months ended July 31, 2004 and 2003 (in thousands except percentage amounts):

---------------------------- ---------------- -------------- ----------------
                                  2004            2003         Percentage
                                                                 Change
---------------------------- ---------------- -------------- ----------------
Salaries and benefits             $     662   $       582             14%
Travel                                  166            99             68
Marketing expenses                       29            76            (62)
Other                                    16            16              -
---------------------------- ---------------- -------------- ----------------
                                  $     873   $       773             13%
---------------------------- ---------------- -------------- ----------------

After accounting for the change in relative currency values, sales and marketing expenses for the nine months ended July 31, 2004 increased approximately $31,000, or approximately 4%, compared to the same period in fiscal 2003. Salaries and benefits and travel expenses have increased as a result of a larger sales and account management team and an expanded geographic focus, including the establishment of sales representation in Sweden and Singapore. Marketing expenses declined as a result of the timing of certain industry events and reduced expenditures on marketing collateral.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the nine months ended July 31, 2004 and 2003 (in thousands except percentage amounts):

--------------------------- ---------------- -------------- ----------------
                                 2004            2003         Percentage
                                                                Change
--------------------------- ---------------- -------------- ----------------
Salaries and benefits            $     364   $       302             21%
Professional fees                      167           130             28
Insurance                              160           148              8
Telephone                              113            56            102
Travel                                  40            28             43
Provision for bad debts                 50            80            (38)
Loss on foreign exchange                13            62            (79)
Depreciation                            21            16             31
Other                                   61            69             12
--------------------------- ---------------- -------------- ----------------
                                 $     989   $       891             11%
--------------------------- ---------------- -------------- ----------------

After accounting for the change in relative currency values, general and administrative expenses for the nine months ended July 31, 2004 increased approximately $36,000, or approximately 4%, compared to the same period in fiscal 2003.

After accounting for the change in relative currency values, salaries and benefits for the nine months ended July 31, 2004 increased approximately $27,000 or 9% compared to the same period in fiscal 2003 due to an increase in compensation costs for general and administrative personnel.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                                9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Professional fees increased approximately $37,000 or 28% compared to the same period in fiscal 2003 as a result of an increase in the costs associated with regulatory filings.

The increase in insurance costs, which are primarily denominated in US dollars, was a direct result of increases in premiums on existing policies.

After accounting for the change in relative currency values, telephone costs for the nine months ended July 31, 2004 increased approximately $50,000 or 89% compared to the same period in fiscal 2003. This increase was due to telecommunication costs associated with a broader geographic focus.

After accounting for the impact of changes in relative currency values, travel costs for the nine months ended July 31, 2004 increased approximately $8,000 or 29% compared to the same period in fiscal 2003. This increase was due to increased overseas travel as a result of our expanded geographic focus.

We incurred a loss on foreign exchange of approximately $13,000 for the nine months ended July 31, 2004 compared to a loss of approximately $62,000 in the same period in fiscal 2003. The relative depreciation of the US dollar was smaller in the first nine months of the current year compared to the previous year, resulting in a smaller impact on net monetary assets held in foreign currencies.

Other expense

Interest revenue was nil for the nine months ended July 31, 2004, compared to approximately $10,000 for the same period in fiscal 2003. Interest revenue in the previous year related primarily to interest received on the settlement of a tax appeal from a prior period.

Interest expense decreased approximately $21,000, or 43%, to approximately $27,000 during the nine months ended July 31, 2004 from approximately $48,000 during the nine months ended July 31, 2003. The reduction in interest expense was due to the maturity of long-term debt during fiscal 2003 and a decrease in the usage of short-term financing during 2004.

Income tax recovery

The recovery of approximately $55,000 of income taxes during the nine months ended July 31, 2004 represents assessments of investment tax credits from prior fiscal years in excess of the amount recorded as receivable.

Net earnings

The unaudited consolidated financial statements reflect net earnings of approximately $234,000 for the nine months ended July 31, 2004 as compared to net earnings of approximately $344,000 for the nine months ended July 31, 2003, a decrease of approximately $110,000 or 32%. Net earnings for the nine months ended July 31, 2003 included a recovery of bad debt from a related party, Global Weather Dynamics, Inc., of approximately $160,000.

Liquidity and Capital Resources

As of July 31, 2004, our available funds consisted of approximately $38,000 in cash as well as an unutilized operating line of credit as noted in the last paragraph below. At July 31, 2004, we had working capital of approximately $127,000 as compared to a deficiency of approximately $111,000 at October 31, 2003.

Cash flows from operations for the nine months ended July 31, 2004 accounted for a net inflow of approximately $52,000, primarily based on the net earnings for the period, depreciation of approximately $138,000 and provision for uncollectable accounts of approximately $50,000, offset by an increase in non-cash working capital of approximately $370,000. The increase in non-cash working capital was a result of an increase in accounts receivable from the increased sales volume, a reduction of the level of accounts payable and the timing of payments for annual insurance premiums.

Cash flows from investing activities for the nine months ended July 31, 2004 represent a net outflow of approximately $107,000 due to the purchase of capital assets.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                               10

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------


Cash flows from financing activities for the nine months ended July 31, 2004 represent a net outflow of approximately $39,000 due to repayments of existing loans and capital leases.

At July 31, 2004, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

We renewed our banking facility with the RBC Royal Bank in June 2004 for an operating line of credit of $500,000. There was no balance outstanding on the facility at July 31, 2004. The facility is secured by the assets of Navtech-Canada.

OFF-BALANCE SHEET ARRANgeMENTS

Not applicable.


--------------------------------------------------------------------------------
NAVTECH, INC.                                                               11

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------



Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



--------------------------------------------------------------------------------
NAVTECH, INC.                                                               12

NAVTECH, INC.

--------------------------------------------------------------------------------

                           Part II. Other Information


Item 6.  Exhibits

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





Items 1 through 5 are not applicable and have been omitted.



--------------------------------------------------------------------------------

(1) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the fiscal period ended July 31, 2001.

(2) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.



--------------------------------------------------------------------------------
NAVTECH, INC.                                                             13

NAVTECH, INC.

--------------------------------------------------------------------------------


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2004                   NAVTECH, INC.


                                            By: /s/ David Strucke
                                                ------------------------------
                                                David Strucke,
                                                Chief Executive Officer


                                            By: /s/ Gordon Heard
                                                ------------------------------
                                                Gordon Heard,
                                                Chief Financial Officer


--------------------------------------------------------------------------------
NAVTECH, INC.                                                             14