Form 10KSB
period 2004-10-31
NAVTECH INC
filed 2004-12-20
CIK 790272

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2004

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                            ------------------------

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

       Suite 207, 2340 Garden Road
          Monterey, California                                   93940
(Address of principal executive offices)                       (Zip Code)


         Issuer's telephone number, including area code: (519) 747-1170

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
           Title of Each Class                  on Which Registered
           -------------------                  ----------------------

           None
           -------------------                  ----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 7,900,615

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of November 30, 2004, was $1,514,376

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of November 30, 2004 was 4,278,418 shares.

Transitional Small Business Disclosure Format.         Yes |_|     No  |X|

                    DOCUMENTS INCORPORATED BY REFERENCE: none

================================================================================

                                  NAVTECH, INC.

                                   FORM 10-KSB

                   For the Fiscal Year Ended October 31, 2004

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


Part II
     Item 5.  Market for Common Equity,  Related Stockholder Matters and Small
              Business Issuer Purchasers of Equity Securities....................................12
     Item 6.  Management's Discussion and Analysis or Plan of Operation..........................13
     Item 7.  Financial Statements...............................................................23
     Item 8.  Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure...............................................................24
     Item 8A. Controls and Procedures............................................................25
     Item 8A. Other Information..................................................................26


Part III
     Item 9.  Directors and Executive Officers of the Registrant.................................27
     Item 10. Executive Compensation.............................................................29
     Item 11. Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters....................................................31
     Item 12. Certain Relationships and Related Transactions.....................................33


Part IV
     Item 13. Exhibits, List and Reports on Form 8-K ............................................34
     Item 14. Principal Accountant Fees and Services.............................................36


INDEX TO FINANCIAL STATEMENTS....................................................................F-1

SIGNATURES.......................................................................................37



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

We believe that our success is generally attributable to four factors. First, we offer best of breed solutions through our retention of a highly skilled and experienced technical and flight operations workforce that combine knowledge of both aviation and software development. Second, we also employ a highly regarded technical and operations support team that provides customer service on a round-the-clock basis. Third, we have a broad customer base that includes some of the most successful small, medium and large airlines, and they consist of charter, cargo, and scheduled passenger carriers that operate in all geographic regions of the world. Finally, we have a reputation as an entrepreneurial organization capable of partnering and meeting the ever-changing needs of our customers to allow them to effectively compete in their marketplace.

Strategy

Our objective is to be the premiere provider of a complete and integrated operations management system to the airlines in the world. To achieve this objective, our strategy consists of a concentrated effort to build on


NAVTECH, INC.                                                             Page 3
2003 10-KSB
our premiere dispatch and crew planning product line, acquire the operations control, aircraft maintenance and ground operations components for our overall integrated operations management system, and enter into strategic partnerships to fill out the remainder of specialty applications that a given client may require as part of its product suite.

Industry Overview

The flight operations industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the
marketplace.   These  trends  have  caused   convergence  of  flight  operations
management systems as it relates to airspace management and the different functions required to efficiently manage airlines operations. The major trends are:

o Significant increases in input costs for labor, insurance and, most recently, security and fuel;
o Rationalization of routes by the major network carriers in response to the general economic conditions and the increased competition from low fare carriers;
o Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;
o Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;
o Increased outsourcing of non-core business activities as a means of reducing costs; and
o An increase in collaborative decision making (CDM) between the different airspace users as a means of improving capacity and efficiency. This effort is to reduce the estimated worldwide cost of $2 billion annually that results from inefficient air traffic management systems.

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

Airline passenger traffic during our last fiscal year has shown signs of recovery after the tragic events of September 11, 2001 and the viral epidemic Severe Acute Respiratory Syndrome (SARS) early in 2003, which caused a sharp decline in Asia Pacific travel as well as a general decline in travel worldwide. Although traffic has started to recover worldwide, in many regions such as North America and Europe ticket prices and yields have remained depressed due to the continued penetration of low cost carriers and the overcapacity of seats. Two U.S. major carriers, United Airlines (number two worldwide in sales) and US Airways, as well as airlines such as American Trans Air, Volare, and Southeast, are operating under bankruptcy protection.

Since 2001, airlines have reduced their capital expenditures, which has had a corresponding effect on our market. This resulted in an increased length of sales cycle and a reduction of the resources that prospective customers can apply to evaluating and improving internal systems. Finally, there have been new entrants in most segments of the crew scheduling and dispatch markets during the last 12 months. These factors have combined to lead to an intensification among vendors that has led to price declines in certain product-market segments.

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


NAVTECH, INC.                                                             Page 4
2003 10-KSB

Market for an Integrated Airline Operations Solution

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations management system that interfaces well with legacy systems and performs all of the following required functions in an integrated fashion:

o    Dispatch
o    Airline Schedule and Commercial Planning
o    Crew Scheduling
o    Maintenance
o    Ground Operations
o    Reservations

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

Current Navtech Solutions

Flight Plan Services

o DispatchProTM. DispatchProTM provides real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The system has been created to bring together the requirements of flight planning, weather, Notices to Airmen (NOTAMs), communications, flight schedule maintenance, mapping, runway analysis, aviation communications, third-party integration and management reporting. The software is designed to operate on the powerful, scalable, open source LINUX operating system. DispatchProTM is currently used by customers in North America, Europe, and the Asia-Pacific region.

o WebFPTM. WebFPTM is an Internet-based, scaled-down version of DispatchProTM available to airlines whose fleet size limits the requirement for the more sophisticated functionality of our high end product or for those customers unable or unwilling to pay the higher costs involved with normal communications methods.

o DispatchExpressTM - DispatchExpressTM is our newly released web-based crew briefing system. With DispatchExpressTM airlines can streamline and standardize the process of providing necessary flight paperwork to crew members, allow crew members to request up to the minute weather and other operational updates, and reduce the costs typically associated with the distribution of this data by by-passing proprietary third-party networks.

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

Outsourced Services

o OperationsCentreTM. Our OperationsCentreTM service provides outsourced dispatch and crew management services to airlines around the world. Our capabilities include flight planning, overflight and landing permits, slot control, ground handling, and flight following. This service is targeted at small and start up carriers that may not be able to afford in-house dispatch or those that have seasonal flight operations and do not want to deal with annual hiring, training and dismissing to meet their changing requirements.

Crew Management Systems

o CLASSTM. CLASSTM, a preferential bidding system, allows the user to match available flying to an individual crew member's preferences in order to produce and optimize a final crew schedule that respects contractual constraints and company operating requirements. Today, our customers'
     pilots and flight attendants use CLASSTM to bid their scheduling preferences globally via the Internet, which makes the process of crew planning simple and efficient. The system is a true win-win for the airline and its crew members and demonstrates extremely high overall crew satisfaction, and a reduction in crew-related expenses and crew planner work.

o Cygnus(TM). In August 2003, we acquired the source code rights to a premium crew pairing optimizer, Cygnus(TM), in use by some of the world's premiere airlines. A crew pairing optimizer is the primary tool available to airlines and crew planners in minimizing crew costs and ensuring operational effectiveness once the contract and marketing schedule are set. We have been successful with the integration of this product into our sales processes and have made sales of this product to existing and new Navtech customers during the 2004 fiscal year.

o CrewBidTM. CrewBidTM is our newly launched suite of applications for crew members to state or bid for preferences for training, vacation assignments or trading of duties. Our system is accessible worldwide via the Internet and greatly reduces the costs associated with gathering and sorting through this information from crew members as there are, usually, contractual penalties for the airline for improper processing. Crew members benefit through standardization of processes and accessibility to features and functions associated with the work schedule that otherwise would not be available through the use of manual systems.

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


NAVTECH, INC.                                                             Page 6
2003 10-KSB

Customers

Our primary focus is on air carriers that operator modern aircraft with fleet sizes greater than 5 aircraft. Our primary geographical markets are North America, Europe, and the Asia Pacific region; these segments of the airline market are more progressive with respect to information technology, outsourcing and cost reduction.

We currently have a broad customer base of 120 airlines worldwide. In North America we have 81 customers using our products and services, and includes approximately 33% of all long-haul carriers. Our European market has been one of development over the last several years and this market has been our largest segment of growth for our dispatch systems over the last two years. At the end of fiscal 2004, we had 36 airlines based in Europe, Africa and the Middle East using our products and services. In Asia Pacific, a market of focus for the last year, we now have five customers and our initial reference customer for our core DispatchProTM system is currently completing installation. No customer represented in excess of 10% of our total revenues for the last fiscal year.

Over the past three years, Navtech invested heavily in the development of our crew planning business line as part of our overall strategy of providing an integrated operations management system to the airlines of the world. During the past fiscal year, we were able to generate significant interest in our crew planning products and, as a result, we grew from a client base of only two airlines to nine different operators already using our systems or presently being installed as of the end of fiscal 2004.


Industry Competition

The market for the integrated operations control systems is intensely competitive and subject to rapid change. We expect competition to increase in the future as new market entrants and products come to market and consolidation of vendors continues. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, and underlying technology.

Our main competitors can be divided into three main categories:

o Major airline information technology spin-offs such as Lufthansa's Information Technology Software GmbH (Lufthansa Systems), The Sabre Group (a former subsidiary of American Airlines), and EDS;
o Aviation software vendors such as Jeppesen and SBS International (both acquired by Boeing), Honeywell, SITA (the European aviation network provider) and ARINC (the American aviation network provider); and
o Smaller independent companies with annual revenue of less than $20 million that have developed flight operations management solutions for commercial aviation, such as AIMS, Carmen Systems, Air Data, European Aeronautical Group (EAG), AD Opt Technologies, FWZ, and AOS

We believe that the larger corporations such as Boeing, Lufthansa, EDS, Honeywell, SITA and ARINC have an interest in being the driving forces behind not only the infrastructure development (e.g., onboard systems, moving map technology, ground to air communications, air traffic management system improvements) but also the service delivery (e.g. outsourcing of air traffic management responsibilities). We believe that these companies will continue to be at the forefront of the industry consolidation.

In fiscal 2004, the following three significant developments occurred:

o    the acquisition of Ad Opt Technologies by Kronos;
o    the acquisition of RM Rocade by Sabre; and
o    the acquisition of Caleb Technologies by Navitaire

Marketing and Distribution

We employ a direct sales force to market our products and services in North America, Europe, and the Asia Pacific region through offices in Canada and the United Kingdom and the retention of sales professionals in


NAVTECH, INC.                                                             Page 7
2003 10-KSB

Sweden and Singapore. In addition, we employ an account management team that provides customer and sales support and sells add-on services to existing customers. The development of this team in fiscal 2004 will continue to enhance our ability to distribute new products currently in development to new and existing customers, expand our customer base into new geographies, and target different types and sizes of air carriers. We have chosen to use direct sales as our only means of distribution since i) the nature of our sales transactions are typically represent smaller recurring revenue streams; ii) the number of potential customers is small; and iii) the markets that we are currently accessing are modern industrial nations. The sales approach is revisited periodically and distribution partners may be secured if appropriate.

Product Development

Most of our software products are developed internally. We also purchase technology and license intellectual property rights. During the last two fiscal years, we have been advancing and developing our next generation architecture and product line. We also have established development methodologies and procedures that provide structure to our product development activities and allow us to track the efforts of the Product Development group. This is especially important given Navtech-Canada's access to tax credits for qualifying research and development.

We communicate with our customers through account managers and user group meetings to determine the latest requirements of the operations department of an airline. The product management function within our business coordinates requirements and manages the life-cycle and positioning of our products.

During fiscal 2004 and 2003, we spent approximately $817,000 and $455,000, respectively, on product research and development activities. These amounts represented approximately 10% and 7%, respectively, of revenue in each of those years. We are committed to continue our expenditures on research and product development.

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

Employees

As of November 30, 2004, we had a total of 95 employees (of which 93 were full time employees) including the following:

o    5 in sales and marketing,

o    8 in account management,

o    22 in customer support, data services and flight planning services,

o 13 in professional services (quality assurance, IT system administration, installation management, testing and documentation),

o    39 in research and development and product maintenance, and

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

NAVTECH, INC.                                                             Page 8
2003 10-KSB

ITEM 2.  DESCRIPTION OF PROPERTY

We have offices in the following locations:

Monterey, California

Our head office is located at Suite 207, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and we currently sublet approximately 750 square feet of office space for $2,400 per month pursuant to a sublease that expires in April 2005.

Waterloo, Ontario

Navtech-Canada leases approximately 11,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. This location is used for flight operations, software development, customer support, sales, account management and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $19,000 Canadian (approximately $16,000 US) and terminates on October 31, 2006.

Crawley, West Sussex, UK

Navtech-UK's premises are located at Durand House, Manor Royal, Crawley, West Sussex, UK. This office encompasses approximately 1,900 square feet of space and is used for flight operations, customer support, sales and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately (pound)3,000 Pounds (approximately $5,500 US) and expires January 31, 2005. In order to support growth in the European market, we intend to relocate in January 2005 to a larger facility. Negotiations for a new lease are not complete; however we expect the monthly facility costs to increase.

Our total rent expense was approximately $240,000 for the year ended October 31, 2004. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

NAVTECH, INC.                                                             Page 9
2003 10-KSB

ITEM 3.  LEGAL PROCEEDINGS

There are no significant outstanding legal proceedings.

NAVTECH, INC.                                                            Page 10
2003 10-KSB

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2004.

NAVTECH, INC.                                                            Page 11
2003 10-KSB

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
                ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol "NAVH". The high and low closing bid prices of the common stock are listed below by fiscal quarter. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

                                           High                  Low
----------------------------------- -------------------- ---------------------
Year Ended October 31, 2004
     Fourth Quarter                   $    1.18             $    1.05
     Third Quarter                         1.15                  0.98
     Second Quarter                        1.09                  0.70
     First Quarter                         0.75                  0.40
----------------------------------- -------------------- ---------------------

----------------------------------- -------------------- ---------------------
Year Ended October 31, 2003
     Fourth Quarter                   $    0.51             $    0.36
     Third Quarter                         0.51                  0.33
     Second Quarter                        0.54                  0.31
     First Quarter                         0.31                  0.30
----------------------------------- -------------------- ---------------------

Shareholders

Our transfer agent has advised that the approximate number of record holders of common stock at November 30, 2004 was 305.

Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2004.

NAVTECH, INC.                                                            Page 12
2003 10-KSB

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following table shows our annual results of operations for fiscal years 2004 and 2003 (in thousands except per share amounts):

                                                 Results of Operations      Percentage of Total Revenue
                                             ------------------------------------------------------------
                                             For the year ended October 31, For the year ended October 31,
                                             ------------------------------------------------------------
                                                  2004          2003           2004            2003
--------------------------------------------- ------------- -------------- -------------- ---------------
REVENUE
     Service fees                               $   7,901     $   6,871           100%            99%
     Software license fees                              -            63             -              1
--------------------------------------------- ------------- -------------- -------------- ---------------
     Total revenue                                  7,901         6,934           100            100
--------------------------------------------- ------------- -------------- -------------- ---------------

COSTS AND EXPENSES
     Cost of services                               4,230         3,892            54             56
     Cost of software license fees                      -             2             -              -
     Research and development                         817           455            10              7
     Selling and marketing                          1,178         1,035            15             15
     General and administrative                     1,443         1,275            18             18
     Recovery of bad debt - related
          parties                                       -          (160)            -             (2)
--------------------------------------------- ------------- -------------- -------------- ---------------
     Total costs and expenses                       7,668         6,499            97             94
--------------------------------------------- ------------- -------------- -------------- ---------------
Income from operations                                232           434             3              6
--------------------------------------------- ------------- -------------- -------------- ---------------
Other income (expense)
     Interest expense                                 (32)          (63)            -              -
     Interest revenue                                   3            22             -              -
--------------------------------------------- ------------- -------------- -------------- ---------------
                                                      (29)          (41)            -             (1)
--------------------------------------------- ------------- -------------- -------------- ---------------
Income before income taxes                            203           393             3              6
Recovery of income taxes                              191           312             2              5
--------------------------------------------- ------------- -------------- -------------- ---------------
Net earnings                                          394           705             5%            10%
--------------------------------------------- ------------- -------------- -------------- ---------------
Net earnings per share
     Basic                                      $     0.09    $     0.17
--------------------------------------------- ------------- --------------
     Diluted                                    $     0.07    $     0.15
--------------------------------------------- ------------- --------------

Overview

For fiscal 2004, our total revenues increased $967,000, or 14%, to $7,901,000 as compared to $6,934,000 in fiscal 2003. Our income from operations was $232,000 and net earnings were $394,000 in fiscal 2004, compared with fiscal 2003 income from operations of $434,000 and net earnings of $705,000.

Income from operations and net earnings in fiscal 2003 included a $160,000 recovery of bad debt from a related party. Net earnings in fiscal 2003 also included the recognition of $266,000 in future tax benefits from tax losses and credits accumulated in prior years.

The recent appreciation of major currencies relative to the US dollar also had an effect on our income from operations and net earnings in fiscal 2004. The majority of our revenues (82%) are denominated in US dollars, while 73% of our expenditures are denominated in currencies other than the US dollar.

For the year ended October 31, 2004, the relative appreciation of other currencies relative to the US dollar resulted in an increase in total revenues of approximately $120,000, offset by an increase in costs and expenses of approximately $550,000.

The following summarizes the approximate changes in costs and expenses in fiscal 2004 as compared to fiscal 2003, excluding the impact of changes in relative currency values:

o    Cost of services increased $70,000, or 2%
o    Expenditures on research and development increased $300,000, or 66%
o    Selling and marketing expenses increased $70,000, or 7%
o    General  and  administrative  expenses  increased  $90,000,  or 7%

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

Revenue recognition

Substantially all of our customers that purchase software rights from us enter into software arrangements where customers pay monthly fees that bundle software, customer support and data service fees. Under such arrangements, the software is either implemented at the customer site, or implemented on a computer environment maintained by the Company. Customers occasionally acquire rights to our software on a perpetual license basis, where we charge a one-time license fee at the inception of the arrangement and customer support fees, which are billed according to the terms of the maintenance contract.

We recognize monthly fee software arrangements, which include bundled software rights, customer support and data service fees, on a monthly basis.

We recognize software license revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. We recognize software license revenues upon delivery and customer acceptance if no significant obligations remain deliverable to the customer; the sales contract fee is fixed or determinable and all amounts owing from the customer are due within one year and collection is probable. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are


NAVTECH, INC.                                                            Page 15
2003 10-KSB

met. Third-party costs incurred by us that are directly related to license sales are deferred until such time as the related revenues are recognized.

Revenues related to post-contract customer support and data service fees associated with software license customers are recognized ratably over the term of the applicable contract.

Systems consulting and implementation fees are recognized upon rendering of services. Custom programming is recognized as services are provided, except in instances of significant modifications or customization of existing software, where revenues are recognized using the completed contract method. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

Recently Issued Accounting Pronouncements

On December 17, 2003, the Staff of the  Securities  and Exchange  Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

NAVTECH, INC.                                                            Page 15
2003 10-KSB

Revenue

Our revenue has traditionally been derived from two major sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, crew management services, and ongoing customer support and (ii) sales of software licenses.

Total revenue was approximately $7.9 million in fiscal 2004, an increase of 14% from approximately $6.9 million in fiscal 2003.

Service fees

Revenue from service fees increased  $1,030,000,  or 15%, to approximately  $7.9 million in fiscal 2004 from approximately $6.9 million in fiscal 2003. This increase is due primarily to:

o    the addition of new customers representing approximately $710,000
o increases in revenue from existing customers for existing services of approximately $740,000
o    the   addition  of  new   services  at  existing   customers   representing
     approximately $300,000.

These increases were partially offset by :

o decreases in revenue from existing customers as a result of changes in their business requirements of approximately $245,000
o loss of customers due to bankruptcies, mergers and acquisitions or the customer ceasing business lines representing approximately $215,000
o    the cancellation of customer contracts representing approximately $265,000
o a decrease in one-time software license and custom development revenue of approximately $20,000.

Software license fees

Revenue from software license fees were nil in fiscal 2004 as compared with approximately $63,000 in fiscal 2003. Software licensing efforts have been significantly reduced as we have moved predominantly to a monthly service fee pricing model. However, occasional customers will request a software license pricing option when assessing our products.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United States, Canada and Europe, although we also have customers located in Mexico, Africa, South America, and the Asia Pacific region.

The following table shows total revenues on a customer geographic basis for fiscal 2004 and 2003 (in thousands except percentage amounts):

                                               Total Revenue           Percentage of Total Revenue
                                        ------------------------------------------------------------
                                              2004           2003            2004           2003
--------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America      $   5,476      $   4,999            69%             72%
and other
Canada                                        1,075            914            14              13
Europe, Africa, Middle East and
Asia Pacific                                  1,350          1,021            17              15
--------------------------------------- -------------- -------------- --------------- --------------
                                          $   7,901      $   6,934           100%            100%
--------------------------------------- -------------- -------------- --------------- --------------

NAVTECH, INC.                                                            Page 16
2003 10-KSB

Costs and Expenses

Overall, the recent appreciation of major currencies relative to the US Dollar has increased our total costs and expenses as reported in US dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom. Consequently, the relatively stronger currencies in those countries have effectively increased our costs and expenses as reported in US dollars. For the year ended October 31, 2004, the relative appreciation of other currencies relative to the US dollar has resulted in an increase in our total costs and expenses by approximately $550,000 as compared to fiscal year 2003.

Cost of services

Costs of services consist mainly of personnel and other expenses related to providing product support, service bureau operation and custom development. Also included in operating expenses are the communication costs associated with the provision of in-house flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 2004 and 2003 (in thousands except percentage amounts):

                                    2004                2003           Percentage Change
----------------------------- ------------------ ------------------- --------------------
Salaries and benefits              $      2,465       $      2,459                 0%
Communication costs                         809                655                24
Rent                                        240                219                10
Royalties                                   189                120                58
Hardware & Travel                           170                 85               100
Depreciation                                133                130                 2
Other                                       224                224               (14)

----------------------------- ------------------ ------------------- -------------------
                                   $      4,230       $      3,892                 9%
----------------------------- ------------------ ------------------- -------------------

The cost of services was approximately $4.2 million in fiscal 2004 compared with approximately $3.9 million in fiscal 2003, an increase of approximately $338,000, or 9%. Excluding the impact of changes in relative currency value, the cost of services increased by approximately $70,000, or 2% in fiscal 2004.

Excluding the impact of changes in relative currency values, salaries and benefits decreased 8% from the prior year. This decrease was primarily a result of a redeployment of staff from support to research and development roles. In addition, we have had a reduction in the proportion of revenue from outsourced services, which require a higher level of staffing for support than our software services.

Excluding the impact of changes in relative currency values, communication costs increased approximately $135,000, or 21%, from the prior year. This increase was due to the additional communication lines and data volume required for the increased number of customers utilizing monthly services.

Excluding the impact of changes in relative currency values, there was no significant change in the rent expense from the previous year.

Royalty costs, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased by 58% in fiscal 2004. This increase is a result of the increased revenues in fiscal 2004 and an increase in the proportion of revenues subject to royalties, including revenues for a new product not sold prior to fiscal 2004.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs refer to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

No significant increases in the cost of our services are expected in future quarters. However, with respect to the volume of opportunities currently being pursued, successful completion of these opportunities may result in additional support staff or infrastructure being required.

NAVTECH, INC.                                                            Page 17
2003 10-KSB

Cost of software license fees

Cost of software license fees was nil in fiscal 2004 as compared approximately $2,000 in fiscal 2003. There were no software license revenues during the 2004 fiscal year.

Research and development

Our research and development activities are undertaken in Canada. Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial
refundable   tax  credits  are   generated  at  a  rate  of  10%  of  qualifying
expenditures. The Federal tax credits are available to reduce future income taxes payable and are non-refundable. In accordance with GAAP, these credits are recorded as a reduction of our provision for income taxes.

Excluding the impact of changes in relative currency values, research and development expenses increased approximately $300,000 in fiscal 2004, or 66%. Research and development costs, which are primarily wages and benefits for staff directly involved in research and development activities, increased during fiscal 2004 to 10% of revenues from 7% in fiscal 2003. The increase in costs is a result of an increased concentration of effort on new development aimed at improving the competitiveness of our products and expanding our product suite. We anticipate research and development will continue to be an area of focus in 2005.

Selling and marketing expenses

The following table shows the major components of selling and marketing expenses for fiscal 2004 and 2003 (in thousands except percentage amounts):

                                       2004              2003        Percentage Change
------------------------------- ------------------- ---------------- -------------------
Salaries and benefits                $     881           $     781             13%
Travel                                     221                 153             44
Marketing and trade shows                   58                  63             (8)
Other                                       18                  38            (53)
------------------------------- ------------------- ---------------- -------------------
                                     $   1,178           $   1,035             14%
------------------------------- ------------------- ---------------- -------------------

Excluding the impact of changes in relative currency values, total selling and marketing expenses increased by approximately $70,000, or 7% in fiscal 2004.

Excluding the impact of changes in relative currency values, salaries and benefits increased approximately $45,000, or 6%. This increase is due to the addition of sales representation in Sweden and Singapore in early fiscal 2003, commissions on the increased revenues and standard salary increases in the sales and account management groups.

Excluding the impact of changes in relative currency values, travel expenses have increased approximately $50,000, or 34%. The increase is a result of costs associated with an expanded geographic focus.

As we continue to expand our product scope and geographic focus, we intend to dedicate further resources to our sales and marketing efforts. As a result, we anticipate that our selling and marketing expenses will increase further in fiscal 2005.

NAVTECH, INC.                                                            Page 18
2003 10-KSB

General and administrative expenses

The following table shows the major components of general and administrative expenses for fiscal 2004 and 2003 (in thousands except percentage amounts):

                                                                    Percentage
                                      2004               2003          Change
------------------------------ ------------------- --------------- -------------
Salaries and benefits               $   512             $   473             8%
Professional and consulting             224                 157            43
Insurance                               216                 200             8
Telephone                               157                  78           101
Travel                                   53                  49             8
Provision for bad debts                  91                  74            23
Loss on foreign exchange                 60                  68           (12)
Depreciation                             28                  37           (24)
Other                                   102                 139           (27)
------------------------------ ------------------- --------------- -------------
                                    $ 1,443             $ 1,275            13%
------------------------------ ------------------- --------------- -------------

Excluding the impact of changes in relative currency values, general and administrative expenses increased by approximately $90,000, or 7% in fiscal 2004.

Excluding the change in relative currency values, there was no significant change in salaries and benefits in fiscal 2004.

Excluding the change in relative currency values, professional fees increased approximately $60,000, or 38%, in fiscal 2004 as a result of an increase in the costs associated with regulatory filings.

The increase in insurance costs, which are primarily denominated in US dollars, was a direct result of increases in premiums on existing policies.

Excluding the change in relative currency values, telephone costs increased approximately $70,000, or 90%, in fiscal 2004. This increase was due to telecommunication costs associated with a broader geographic focus and an increase in the number of customers serviced.

Provision for bad debts increased approximately $17,000, or 23%, as a result of a number customers filing for Chapter 11 protection during the 2004 fiscal year.

We incurred a loss on foreign exchange of approximately $60,000 during fiscal 2004 compared to a loss of approximately $68,000 during fiscal 2003. The relative depreciation of the US dollar was smaller in the 2004 fiscal year compared to the previous year, resulting in a smaller impact on net monetary assets held in foreign currencies. We have also taken steps to reduce our exposure to net monetary assets held in foreign currencies.

Recovery of bad debt - related parties

During fiscal 2003, we recorded a recovery of bad debt on the collection of $160,000 from Global Weather Dynamics Inc. (GWDI), a related party. There were no transactions with GWDI during the year ended October 31, 2004.

Other Income (Expense)

Interest expense decreased approximately $31,000, or 49%, to approximately $32,000 in fiscal 2004 from approximately $63,000 in fiscal 2003. The reduction in interest expense was due to the maturity of long-term debt during fiscal 2003 and 2004 and a decrease in the usage of short-term financing during fiscal 2004.

Interest revenue was approximately $3,000 in fiscal 2004 compared to approximately $22,000 in fiscal 2003. Interest revenue in the previous year related primarily to interest received on the settlement of a tax appeal from a prior period.

NAVTECH, INC.                                                            Page 19
2003 10-KSB

Recovery of Income Taxes

Recovery of income taxes was approximately $191,000 in fiscal 2004 as compared to approximately $312,000 in fiscal 2003. The recovery in 2004 is predominantly related to the recognition of future tax benefits from tax credits, partially offset by the current year's income tax provision. The future tax benefits recognized in 2004 represented Canadian investment tax credits for the 2002 and 2003 fiscal years which were filed and assessed during fiscal 2004. The recovery in 2003 was primarily achieved through reassessments of investment tax credits from prior fiscal years (approximately $40,000), and the recognition of the future benefits available from past years' tax losses in Canada (approximately $265,000). The recognition of future tax benefits is a result of having a reasonable expectation of future profitability in Canada. The tax benefits resulting from tax losses in the United States and the United Kingdom have not been recognized due to the uncertainty regarding future profitability in those jurisdictions.

Net Earnings

The financial statements reflect net earnings of approximately $394,000 for fiscal 2004, as compared to approximately $705,000 for fiscal 2003.

An increase in our revenue of approximately $967,000 was offset by a net increase in costs and expenses (including interest) of approximately $1,157,000, resulting in a net decrease in earnings before income taxes of approximately $190,000. Combined with this increase was the recovery of approximately $191,000 of income taxes in 2003 compared to the recovery of approximately $312,000 in 2003. Income from operations and net earnings in fiscal 2003 included a $160,000 recovery of bad debt from a related party.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2004, we had available cash of $445,309, representing an increase of approximately $307,000 from the available cash balance of $138,785 at October 31, 2003.

We renewed our banking facility with the RBC Royal Bank in June 2004 for an operating line of credit of $500,000. There was no balance outstanding on the facility at October 31, 2004. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2005.

At October 31, 2004, we had working capital of approximately $152,000, compared to a working capital deficiency of approximately $111,000 at the end of fiscal 2003.

Cash flows from operating activities for the year ended October, 31 2004 accounted for a net inflow of approximately $469,000 primarily based on the net earnings for the period, depreciation of approximately $189,000 and provision for uncollectable accounts of approximately $91,000, offset by an increase deferred taxes of approximately $137,000 and an increase in net operating assets of approximately $53,000.

Cash flows from investing activities for year ended October, 31 2004 represent a net outflow of approximately $142,000 due to the purchase of capital assets.

Cash flows from financing activities for the year ended October, 31 2004 represent a net outflow of approximately $45,000 due to repayments of existing loans and capital leases.

At October 31, 2004 we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

None

NAVTECH, INC.                                                            Page 20
2003 10-KSB

OTHER CONSIDERATIONS

Uncertainty of Future Operating Results; Industry volatility

While our operating results were positive during fiscal 2004, future operating results may vary significantly due to the volatility of our industry. The airline industry has been subject to much change in recent years due to factors including the tragic events of September 11, 2001, the viral epidemic Severe Acute Respiratory syndrome (SARS), and volatile fuel costs. As a result of volatility in the industry, several large carriers have filed for bankruptcy over the past three years. The continued impact of these factors, or the impact of future events cannot be predicted. The bankruptcy of one or more significant customers can have a material adverse effect on our financial statements and liquidity.

Global Economic and Political Conditions

Our operating results may vary significantly based upon the impact of changes in global economic and political conditions on our customers. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that could negatively impact the financial health of several of our customers. Currently, only 3% of our revenues are derived from customers with significant operations in Africa or the Middle-East, thus mitigating this risk.

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

Risk of Exchange Rate Fluctuations

While the majority of our sales contracts are denominated in the reporting currency, a significant proportion of our operations are located in Canada and Europe giving rise to significant operating expenses denominated in currencies other than the reporting currency. Adverse fluctuations in the exchange rates of these currencies relative to the U.S. dollar may have an adverse effect on our financial statements.

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

There can be no assurances that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in litigation, which may be costly, or require that we obtain a license

NAVTECH, INC.                                                            Page 21
2003 10-KSB
for the intellectual property rights of others. There can be no assurance that such licenses will be available on reasonable terms or at all.

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

NAVTECH, INC.                                                            Page 23
2003 10-KSB

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
NAVTECH, INC.                                                            Page 24
2003 10-KSB

ITEM 8A.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2004 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.                                                            Page 25
2003 10-KSB

ITEM 8B.  OTHER INFORMATION

None.

NAVTECH, INC.                                                            Page 26
2003 10-KSB

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

============================ ========= =======================================================
Name                         Age       Positions and Offices
============================ ========= =======================================================
David Strucke                36        President,  Chief  Executive  Officer,  Secretary  and
                                       Director
---------------------------- --------- -------------------------------------------------------
Gordon Heard                 36        Chief Financial Officer
---------------------------- --------- -------------------------------------------------------
Derek Dawson                 35        Vice President - Sales and Business Development
---------------------------- --------- -------------------------------------------------------
Lee Fryer-Davis              32        Vice President - Software Development
---------------------------- --------- -------------------------------------------------------
Thomas D. Beynon             63        Director
---------------------------- --------- -------------------------------------------------------
Michael Jakobowski           44        Director
---------------------------- --------- -------------------------------------------------------
Michael Ueltzen              59        Director
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

NAVTECH, INC.                                                            Page 27
2003 10-KSB

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Jakobowski, a member of the Audit Committee of the Board, is an "audit committee financial expert," as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Jakobowski is an "independent director" based on the definition of independence in Rule 4200A(a)(14) of the listing standards of the National Association of Securities Dealers currently applicable to small business issuers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of Forms 3 and 4 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2004, all Section 16(a) filing requirements applicable to the officers, directors and 10% stockholders were complied with except that, on one occasion, each of Messrs. Strucke, Heard, Dawson, Beynon, Jakobowski and Ueltzen filed a Form 4 late (which forms each reported late the grant of a stock option)..

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the year ended October 31, 2004..

We intend to disclose any amendments to or waivers of our Code of Ethics on our corporate website www.navtechinc.com.

NAVTECH, INC.                                                            Page 28
2003 10-KSB

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years of all of our executive officers as of October 31, 2004 who had a total salary and bonus for such year in excess of $100,000.

======================================= ================================================= ===================
                                                                                              Long-Term
                                                                                             Compensation
                                                                                          -------------------
                                                      Annual Compensation                       Awards
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
                                                                                                Common
                                                                                                Stock
                                                                         Other Annual         Underlying
Name and Principal Position    Year         Salary          Bonus        Compensation          Options
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
David Strucke,                 2004     $    130,807       $ 32,417          -0-                50,000
 Chief                         2003     $    118,675       $ 23,734          -0-                 -0-
 Executive Officer             2002     $     94,319       $ 19,062          -0-               100,000
---------------------------- ---------- ---------------- ------------- ------------------ -------------------
Derek Dawson,                  2004     $    136,889         -0-             -0-                40,000
 Vice                          2003     $    112,122         -0-             -0-                 -0-
 President - Sales and         2002     $    104,234         -0-             -0-                 -0-
 Business Development
============================ ========== ================ ============= ================== ===================


Option Tables

                                          OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2004

======================================================================================================================
                         Shares of Common Stock
                       Underlying Options Granted    Percent of Total Options
                                                     Granted to Employees in         Exercise
         Name                                              Fiscal Year             Price/Share      Expiration Date
----------------------------------------------------------------------------------------------------------------------
David Strucke                    50,000                        36%                     1.06         September 2009
----------------------------------------------------------------------------------------------------------------------
Derek Dawson                     40,000                        29%                     1.06         September 2009
======================================================================================================================

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2004 AND FISCAL YEAR-END OPTION VALUES
================================== ================================= ==================================
                                        Number of Unexercised              Value of Unexercised
                                              Options at                   In-the-Money Options
                                           October 31, 2004                 at October 31, 2004
---------------------------------- --------------------------------- ----------------------------------
Name                                  Exercisable/Unexercisable          Exercisable/Unexercisable
---------------------------------- --------------------------------- ----------------------------------
David Strucke                               150,000/50,000                     $131,438/$500
---------------------------------- --------------------------------- ----------------------------------
Derek Dawson                                50,000/40,000                      $39,438/$400
================================== ================================= ==================================

No options were exercised by either Messrs. Strucke or Dawson during the fiscal year ended October 31, 2004.

NAVTECH, INC.                                                            Page 29
2003 10-KSB

Long-Term Incentive Plan Awards

No awards were made to Messrs. Strucke or Dawson during the fiscal year ended October 31, 2004 under any long-term incentive plan.

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

On September 9, 2004, stock options were granted to Messrs Beynon and Jakobowski for the purchase of 25,000 shares each at an exercise price of $1.06 per share. Also on September 9, 2004, stock options were granted to Mr. Ueltzen for the purchase of 20,000 shares at an exercise price of $1.06 per share.

Employment   Contracts,   Termination   of  Employment   and   Change-In-Control
Arrangements

None.

NAVTECH, INC.                                                            Page 30
2003 10-KSB

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our common stock is the only class of securities outstanding. Each share is entitled to one vote. The following table sets forth certain information regarding our outstanding common stock beneficially owned as of November 30, 2004 by:

o each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock,
o    each present director,
o    each person named in the Summary Compensation Table above, and
o    all of our present executive officers and directors as a group

========================================= ============================== =========================
Name and Address of Beneficial Owner            Number of Shares          Approximate Percentage
                                               Beneficially Owned         of Outstanding Shares
----------------------------------------- ------------------------------ -------------------------
Robert N. Snyder                          940,000 (1)                    21.5%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
John Bethanis                             769,443 (2)                    18.0%
11420 S W 109th Road
Miami Florida
----------------------------------------- ------------------------------ -------------------------
Alain Mallart                             698,670 (3)                    16.3%
38 avenue des Klauwaerts
1050 Brussels, Belgium
----------------------------------------- ------------------------------ -------------------------
Dorothy A. English                        465,000 (4)                    10.2%
175 Columbia Street West
Waterloo, Ontario, Canada
----------------------------------------  -----------------------------  ------------------------
Michael Ueltzen                           325,000 (5)                    7.6%
5801 Lee Highway
Arlington, Virginia
----------------------------------------- ------------------------------ -------------------------
David Strucke                             190,000 (6)                    4.3%
175 Columbia St. W. Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Derek Dawson                              50,000 (7)                     1.2%
175 Columbia St. W., Suite 102
Waterloo, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Thomas D. Beynon                          45,000 (8)                     1.0%
675 Riverbend Drive
Kitchener, Ontario, Canada
----------------------------------------- ------------------------------ -------------------------
Michael Jakobowski                        35,000 (9)                     0.8%
7200 Wisconsin Avenue, Suite 601
Bethesda, Maryland
----------------------------------------- ------------------------------ -------------------------
All executive  officers and directors as  685,625 (5)(6)(7)(8)(9)(10)    14.9%
a group (7 persons)
========================================= ============================== =========================

NAVTECH, INC.                                                            Page 31
2003 10-KSB

(1) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes (i) 100,000 shares that are issuable upon the exercise of a warrant that is currently exercisable and (ii) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Mr. Snyder is a general partner.
(2) Based upon Schedule 13D, as amended, and other statements filed with the Securities and Exchange Commission.
(3) Based upon Schedule 13G, as amended, and other statements filed with the Securities and Exchange Commission.
(4) Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes 260,000 shares that are issuable upon exercise of options that are currently exercisable.
(5) Based upon Schedule 13D filed with the Securities and Exchange Commission. Represents (i) 300,000 shares owned by Republic Electronics Corporation of which Mr. Ueltzen is the majority shareholder, President and Chief Executive Officer, and (ii) 25,000 shares that are issuable upon exercise of options that are currently exercisable.
(6) Includes 150,000 shares that are issuable upon exercise of options that are currently exercisable.
(7) Represents shares that are issuable upon exercise of options that are currently exercisable.
(8) Represents shares that are issuable upon exercise of options that are currently exercisable.
(9) Includes 25,000 shares that are issuable upon exercise of options that are currently exercisable.
(10) Includes 40,625 shares that are issuable upon exercise of options that are exercisable currently or within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

o    All compensation plans previously approved by security holders; and
o    All compensation plans not previously approved by security holders.

                                        EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ----------------------- ------------------- ----------------------------
                                            Number of              Weighted          Number of securities
                                         securities to be      average exercise    remaining available for
                                           issued upon             price of         future issuance under
                                           exercise of           outstanding         equity compensation
                                           outstanding             options,           (plans excluding
                                         options,warrants        warrants and      securities reflected in
                                            and rights             rights                 column (a))
                                               (a)                   (b)                     (c)
------------------------------------ ----------------------- ------------------- ----------------------------
Equity  compensation plans approved        1,144,525                $.64                  1,803,765
by security holders
------------------------------------ ----------------------- ------------------- ----------------------------
Equity   compensation   plans   not           -0-                   -0-                      -0-
approved by security holders
------------------------------------ ----------------------- ------------------- ----------------------------
Total                                      1,144,525                $.64                  1,803,765
------------------------------------ ----------------------- ------------------- ----------------------------

NAVTECH, INC.                                                            Page 32
2003 10-KSB

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

NAVTECH, INC.                                                            Page 33
2003 10-KSB

ITEM 13.  EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a) Exhibits

          3(A)  Certificate of Incorporation, as amended (6)

          3(B)  By-Laws (3)

          10(A) Lease dated  October 8, 1996  between  1394464  Ontario Inc. and
                Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (2)

          10(B) 1995 Key Employees  and Advisors  Stock Option Plan,  as amended
                (1)

          10(C) 1999 Stock Option Plan (4)

          10(D) Form of Stock Option  Agreement  for options  granted to Michael
                Jakobowski, Michael Ueltzen, Thomas Beynon and David Strucke dated as of September 9, 2004

          10(E) Stock Option  Agreement  dated as of  September  9, 2004 between
                Navtech, Inc. and Derek Dawson

          14    Code of Ethics (5)

          21    Subsidiaries

          23    Consent of Deloitte & Touche LLP

          31a   Rule  13a-14(a)/15d-14(a)  Certification   of   Chief  Executive
                Officer, as Adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

          31b   Rule  13a-14(a)/15d-14(a)   Certification   of  Chief  Financial
                Officer, as Adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------

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

(5) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2003.

NAVTECH, INC.                                                            Page 34
2003 10-KSB

(6) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2001.

b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended October 31, 2004.

NAVTECH, INC.                                                            Page 35
2003 10-KSB

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Deloitte & Touche, LLP, our independent auditors, for professional services rendered for the fiscal years ended October 31, 2004 and 2003:

       ------------------------- ------------------- -------------------
       Fee Category                Fiscal 2004 Fees     Fiscal 2003 Fees
       ------------------------- ------------------- -------------------
       Audit fees (1)                     36,398              30,941
       ------------------------- ------------------- -------------------
       Audit related fees (2)             14,408               9,288
        ------------------------- ------------------- -------------------
       Tax fees (3)                       78,623              53,956
       ------------------------- ------------------- -------------------
       All other fees                          -                   -
       ------------------------- ------------------- -------------------
       Total                             129,429              94,185
       ------------------------- ------------------- -------------------

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports of services that are normally provided by the independent auditors in connection with the statutory and regulatory filings or engagements for the fiscal years ended October 31, 2004 and October 31, 2003, respectively.

(2) For assurance and related services that are reasonably related to the performance of the audit and are not reported with audit fees, including accounting consultations.

(3) For tax compliance, advice, planning and return preparation and for services related to the submission and receipt of investment tax credits earned from Canadian Scientific Research and Experimental Development (SR&ED) qualified expenditures.



The Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Audit Committee.

NAVTECH, INC.                                                            Page 36
2003 10-KSB

REPORT OF THE INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS


To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the accompanying consolidated balance sheets of Navtech, Inc. and subsidiaries (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Chartered Accountants
Kitchener, Ontario
December 16, 2004















NAVTECH, INC.                                                                F-1

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)


                                                                                 -----------------------------------
Year Ended October 31,                                                                       2004              2003
--------------------------------------------------------------------------------------------------------------------

REVENUE
   Service fees                                                                     $   7,900,615    $   6,870,555
   Software license fees                                                                        -           63,000
--------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                        7,900,615        6,933,555
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
   Cost of services                                                                     4,230,530        3,891,995
   Cost of software license fees                                                                -            1,500
   Research and development                                                               816,895          455,493
   Selling and marketing                                                                1,177,546        1,035,439
   General and administrative                                                           1,443,314        1,274,683
   Recovery of bad debt - related parties (Note 15)                                             -         (160,000)
--------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                                             7,668,285        6,499,110
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                                    232,330          434,445
--------------------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest expense                                                                       (32,433)         (63,097)
   Interest revenue                                                                         2,720           21,523
--------------------------------------------------------------------------------------------------------------------
                                                                                          (29,713)         (41,574)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                202,617          392,871
Recovery of income taxes (Note 11)                                                        191,191          312,035
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                                        $     393,808    $     704,905
--------------------------------------------------------------------------------------------------------------------
Net earnings per share (Note 10)
   Basic                                                                            $        0.09   $         0.17
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          $        0.07   $         0.15
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding (Note 10)
   Basic                                                                                4,251,921        4,227,824
--------------------------------------------------------------------------------------------------------------------
   Diluted                                                                              5,259,446        4,666,839
--------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements


NAVTECH, INC.                                                                F-2


CONSOLIDATED BALANCE SHEETS
(In US Dollars)

                                                                                  ---------------- -----------------
October 31,                                                                                  2004              2003
--------------------------------------------------------------------------------- ---------------- -----------------
ASSETS
Current Assets
   Cash                                                                              $    445,309     $    138,785
   Accounts receivable (net of allowance for bad debts
     of $158,011; 2003 - $120,989)                                                      1,133,963          889,576
   Investment tax credits receivable (Note 3)                                                   -           91,866
   Prepaid expenses and other                                                             223,209          138,590
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,802,481        1,258,817
Deferred Taxes (Note 11)                                                                  437,419          267,274
Capital Assets, Net (Note 4)                                                              547,914          531,826
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,787,814     $  2,057,917
--------------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES
Current Liabilities
   Accounts payable and accrued liabilities                                          $    973,584     $    923,308
   Income taxes payable                                                                         -           11,360
   Long-term debt - current portion (Note 5)                                                    -           19,403
   Obligation under capital leases - current portion (Note 5)                              36,310           33,390
   Deferred lease inducements - current portion (Note 6)                                   17,850           16,489
   Deferred revenue                                                                       623,183          365,431
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,650,927        1,369,381
Long-Term Debt (Note 5)                                                                         -            6,700
Obligation Under Capital Leases (Note 5)                                                    7,992           40,843
Deferred Lease Inducements (Note 6)                                                        17,849           32,976
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,676,768        1,449,900
--------------------------------------------------------------------------------- ---------------- -----------------

Commitments and Contingencies (Note 14)

STOCKHOLDERS' EQUITY
Common stock (Note 7)                                                                       4,884            4,843
Authorized - 20,000,000, Par value $0.001, Issued - 4,884,271 (2003 - 4,842,406)
Preferred stock - Authorized - 2,000,000, Par value $0.10, Issued - nil                         -                -
   (2002 - nil)
Treasury stock (Note 7)                                                                      (608)            (608)
Additional paid-in capital                                                              3,094,441        3,080,190
Accumulated other comprehensive income                                                    130,688           35,759
Accumulated deficit                                                                    (2,118,359)      (2,512,167)
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                        1,111,046          608,017
--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                     $  2,787,814     $  2,057,917
--------------------------------------------------------------------------------- ---------------- -----------------

See Notes to the Consolidated Financial Statements


NAVTECH, INC.                                                                F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In US Dollars)


                                                                 Accumulated                              Total
                                   Common Stock     Additional     Other                               Stockholders'      Total
                              --------------------   Paid-In    Comprehensive  Treasury   Accumulated     Equity/      Comprehensive
                                Shares     Amount    Capital        Income       Stock     Deficit      (Deficiency)      Income
----------------------------  ---------- ---------  ----------  -------------  --------  ------------  --------------  -------------

Balances, October 31, 2002    4,834,906  $  4,835   $3,078,088    $ 57,124     $  (608)  $(3,217,072)  $    (77,633)
Stock Options exercised           7,500         8        2,102                                                2,110
Translation adjustments                                            (21,365)                                 (21,365)      (21,365)
Net earnings                                                                                 704,905        704,905       704,905
----------------------------  ---------- ---------  ----------  -------------  --------  ------------  --------------  -------------
Balances, October 31, 2003    4,842,406  $  4,843   $3,080,190    $ 35,759     $  (608)  $(2,512,167)  $    608,017    $  683,540
----------------------------  ---------- ---------  ----------  -------------  --------  ------------  --------------  -------------
Stock Options exercised          41,865        41       14,251                                               14,292
Translation adjustments                                             94,929                                   94,929        94,929
Net earnings                                                                                 393,808        393,808       393,808
----------------------------  ---------- ---------  ----------  -------------  --------  ------------  --------------  -------------
Balances, October 31, 2004    4,884,271  $  4,884   $3,094,441    $130,688     $  (608)  $(2,118,359)  $  1,111,046    $  488,737
----------------------------  ---------- ---------  ----------  -------------  --------  ------------  --------------  -------------

See Notes to the Consolidated Financial Statements
NAVTECH, INC.                                                                F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

                                                                                  ---------------- -----------------
Year Ending October 31,                                                                      2004              2003
--------------------------------------------------------------------------------- ---------------- -----------------

OPERATING ACTIVITIES
Net earnings                                                                      $       393,808  $       704,905
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation                                                                           189,327          182,973
   Deferred taxes                                                                        (136,782)        (225,032)
   Provision for uncollectible accounts                                                    91,457           74,275
   Provision for bad debt - related parties                                                     -         (160,000)
   Deferred lease inducements                                                             (16,488)         (13,883)
Changes in operating assets and liabilities:
   Accounts receivable                                                                   (275,482)         106,552
   Prepaid expenses and other                                                             (75,172)         (48,513)
   Investment tax credits receivable                                                       91,866          (67,039)
   Accounts payable, accrued liabilities and other liabilities                             (1,780)        (202,716)
   Deferred revenue                                                                       219,155          (37,861)
   Income taxes payable                                                                   (11,004)           9,565
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from operating activities                                                  468,905          323,226
--------------------------------------------------------------------------------- ---------------- -----------------
INVESTING ACTIVITY
Purchase of capital assets                                                               (142,436)        (187,270)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from investing activity                                                   (142,436)        (187,270)
--------------------------------------------------------------------------------- ---------------- -----------------
FINANCING ACTIVITIES
(Repayment of) net proceeds from capital leases                                           (33,310)          24,328
Repayment of loans                                                                        (26,103)        (143,944)
Repayment of bank loan                                                                          -          (24,423)
Issuance of common shares on exercises under stock option plan                             14,292            2,110
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flows from financing activities                                                  (45,121)        (141,929)
--------------------------------------------------------------------------------- ---------------- -----------------
EFFECT OF FOREIGN EXCHANGE RATES ON CASH                                                   25,176          (62,852)
--------------------------------------------------------------------------------- ---------------- -----------------
Net cash flow                                                                             306,524          (68,825)
Cash, beginning of year                                                                   138,785          207,610
--------------------------------------------------------------------------------- ---------------- -----------------
Cash, end of year                                                                 $       445,309  $       138,785
--------------------------------------------------------------------------------- ---------------- -----------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                         $       (41,574) $       (58,612)
   Cash received (paid) during the year for income taxes                          $       141,685  $        (1,589)
--------------------------------------------------------------------------------- ---------------- -----------------

Capital asset purchases of $nil (2003 - $81,256) were acquired under a capital lease.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

These financial statements are prepared in accordance with Generally Accepted Accounting Principles in the United States of America. A summary of significant accounting policies consistently applied in the preparation of the consolidated financial statements follows:

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

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

    Purchased computer software                   40%    Declining balance
    Computer equipment                            30%    Declining balance
    Computer equipment under capital lease        30%    Declining balance
    Furniture and fixtures                        20%    Declining balance
    Office equipment                              20%    Declining balance
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

Revenue recognition

Substantially all of the Company's customers that purchase software rights from the Company enter into software arrangements where customers pay monthly fees that bundle software, customer support and data service fees. Under such arrangements, the software is either implemented at the customer site, or implemented on a computer environment maintained by the Company. Customers occasionally acquire rights to the Company's software on a perpetual license basis, where the Company charges a one-time license fee at the inception of the arrangement and customer support fees, which are billed according to the terms of the maintenance contract.

The Company recognizes monthly fee software arrangements, which include bundled software rights, customer support and data service fees, on a monthly basis.

The Company recognizes software license revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, as amended by SOP 98-4 and SOP 98-9. The Company recognizes software license revenues upon delivery and customer acceptance if no significant obligations remain deliverable to the customer; the sales contract fee is fixed or determinable and all amounts owing from the customer are due within one year and collection is probable. Customer payments received in connection with license sales are recorded as deferred revenue until such time as all of the above criteria are met. Third-party costs incurred by the Company that are directly related to license sales are deferred until such time as the related revenues are recognized.

Revenues related to post-contract customer support and data service fees associated with software license customers are recognized ratably over the term of the applicable contract.

Systems consulting and implementation fees are recognized upon rendering of services. Custom programming is recognized as services are provided, except in instances of significant modifications or customization of existing

NAVTECH, INC.                                                                F-7
software, where revenues are recognized using the completed contract method. Amounts billed but not yet earned and payments received prior to the earnings of the revenue are recorded as deferred revenue.

Stock-based compensation

Stock-based compensation arising from the Company's stock option plan is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plan (Note 9).

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

Recently issued accounting pronouncements

On December 17, 2003, the Staff of the  Securities  and Exchange  Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

NAVTECH, INC.                                                                F-8

3.   INVESTMENT TAX CREDITS RECEIVABLE

Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible research and development expenditures. The investment tax credit receivable balance represents the refundable portion of these credits which are payable to Navtech-Canada upon assessment of a claim by the Canadian taxation authorities. During 2003, reassessments for several prior taxation years for which investment tax credits had been in dispute were received and the refundable portion of the reassessments were paid to Navtech-Canada. Also during 2003, Navtech-Canada received assessments, and payment of the refundable portion of the assessments, for the taxation years ended October 31, 2002 and 2003.

Receivable balance for 2004

Investment tax credits receivable for the assessed and unassessed years are as follows:

                                       Year ended October
                                                      31,
                                      -------------------- --------------------
                                                     2004                 2003
------------------------------------- -------------------- --------------------
Taxation year ended:
   January 31, 2001 and prior                          -               82,765
   October 31, 2002                                    -                1,896
   October 31, 2003                                    -                7,205
------------------------------------- -------------------- --------------------
                                      $                -   $           91,866
------------------------------------- -------------------- --------------------

The investment tax credits for the year ended October 31, 2004 will be recognized when assessed by the Canadian taxation authorities.


NAVTECH, INC.                                                                F-9

4.   CAPITAL ASSETS

                                                                                      October 31,
                                                                              -------------------- --------------------
                                                                                             2004                 2003
----------------------------------------------------------------------------- -------------------- --------------------
Cost
   Purchased computer software                                                $          745,709   $          679,321
   Computer equipment                                                                    856,873              687,208
   Computer equipment under capital lease                                                109,902              101,520
   Furniture and fixtures                                                                138,425              125,088
   Office equipment                                                                      197,197              182,036
   Leasehold improvements                                                                271,470              244,074
----------------------------------------------------------------------------- -------------------- --------------------
                                                                                       2,319,576            2,019,247
----------------------------------------------------------------------------- -------------------- --------------------
Accumulated depreciation
   Purchased computer software                                                           660,292              591,546
   Computer equipment                                                                    617,234              508,980
   Computer equipment under capital lease                                                 51,614               24,602
   Furniture and fixtures                                                                 96,005               82,194
   Office equipment                                                                      142,321              121,636
   Leasehold improvements                                                                204,196              158,463
----------------------------------------------------------------------------- -------------------- --------------------
                                                                                       1,771,662            1,487,421
----------------------------------------------------------------------------- -------------------- --------------------
                                                                              $          547,914   $          531,826
----------------------------------------------------------------------------- -------------------- --------------------

5.       LONG-TERM DEBT

Long-term debt as of October 31, 2004 and 2003 is as follows:
                                                                                      October 31,
                                                                              -------------------- --------------------
                                                                                             2004                 2003
----------------------------------------------------------------------------- -------------------- --------------------
Note payable to Avcon Associates Inc.,  interest at 18%, payable                               -               26,103
     in blended  weekly  payments  of $900  Canadian  ($675 USD)
     through March 2005.  Early  settlement of the note was made in June 2004.
----------------------------------------------------------------------------- -------------------- --------------------
                                                                                               -               26,103
Less: current portion                                                                          -               19,403
----------------------------------------------------------------------------- -------------------- --------------------
Long-term portion                                                             $                -   $            6,700
----------------------------------------------------------------------------- -------------------- --------------------


The Company is committed under capital leases for computer and office equipment with terms expiring at various dates in 2005 and 2006. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follows:

Minimum lease payments for year ended October 31,
   2005                                                        38,227
   2006                                                         8,069
-------------------------------------------------- --------------------
                                                               46,296
Less: Amounts representing interest                             1,994
-------------------------------------------------- --------------------
Balance of obligation                                          44,302
Less: Current portion                                          36,310
-------------------------------------------------- --------------------
Long-term portion                                     $         7,992
-------------------------------------------------- --------------------

NAVTECH, INC.                                                               F-10

6.   DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 2004 and 2003 are as follows:

                                                  October 31,
                                      -------------------- --------------------
                                                     2004                 2003
------------------------------------- -------------------- --------------------
Deferred lease inducements            $          178,500   $          164,888
Less: Accumulated amortization                   142,801              115,423
------------------------------------- -------------------- --------------------
                                                  35,699               49,465
Less: Current portion                             17,850               16,489
------------------------------------- -------------------- --------------------
                                      $           17,849   $           32,976
------------------------------------- -------------------- --------------------

7.   SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 common shares with a par value of $0.001, and 2,000,000 preferred shares with a par value of $0.10. At October 31, 2004, there were 4,884,271 common shares issued and fully paid (2003 - 4,842,406) and no preferred shares issued. At October 31, 2004 and October 31, 2003 there were 125,000 common share purchase warrants outstanding with an exercise price of $1.875, and an expiry date of March 31, 2005.

Year ended October 31, 2004

During the year, the Company issued 41,865 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $14,292.

Treasury stock

At October 31, 2004, the number of common shares in treasury amounted to 607,729.

Year ended October 31, 2003

During fiscal 2003, the Company issued 7,500 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $2,110.

Treasury stock

At October 31, 2003, the number of common shares in treasury amounted to 607,729.

NAVTECH, INC.                                                               F-11

8.       STOCK OPTION PLAN

In 1999 the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan"), as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company's common stock to directors, employees, consultants and advisors of the Company. On March 29, 2001, the shareholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of options to be granted to 3,000,000. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company's common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plan is set forth below:

                                            --------------- -----------------
                                                 Number of  Weighted Average
                                                    Shares    Exercise Price
------------------------------------------  --------------- -----------------
Balance outstanding at October 31, 2002         1,092,015     $         0.55
     Granted                                            -               -
     Canceled and expired                         (61,000)              0.60
     Exercised                                     (7,500)              0.28
------------------------------------------  --------------- -----------------
Balance outstanding at October 31, 2003         1,023,515     $         0.55
     Granted                                      210,000               1.02
     Canceled and expired                         (47,125)              0.64
     Exercised                                    (41,865)              0.34
------------------------------------------  --------------- -----------------
Balance outstanding at October 31, 2004         1,144,525     $         0.64
------------------------------------------  --------------- -----------------

Exercisable at October 31, 2003                   940,890     $         0.55
Exercisable at October 31, 2004                   905,838     $         0.56
------------------------------------------  --------------- -----------------

The following table summarizes information concerning outstanding options at October 31, 2004:

                          ------------------ ----------------- ----------------- ------------------ -----------------
Range of Exercise Prices  Number of Options  Weighted Average  Weighted Average  Number of Options  Weighted Average
                                                    Remaining
                                Outstanding  Contractual Life    Exercise Price        Exercisable    Exercise Price
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
$0.15                              100,000     7.27 years           $      0.15           100,000        $      0.15

$0.28125                           223,000     0.27 years           $      0.28           223,000        $      0.28

$0.37 - $0.75                      475,025     3.39 years           $      0.58           436,088        $      0.58

$0.90 - $1.1875                    339,500     8.52 years           $      1.10           139,750        $      1.17

$1.46875                             7,000     1.25 years           $      1.47             7,000        $      1.47

------------------------- ------------------ ----------------- ----------------- ------------------ -----------------
                                 1,144,525     3.03 years           $      0.64           905,838        $      0.56
------------------------- ------------------ ----------------- ----------------- ------------------ -----------------

NAVTECH, INC.                                                               F-12

9.   STOCK BASED COMPENSATION

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

                                                                                              Year ended October 31,
                                                                                ------------------------------------
Assumption                                                                                                    2004
--------------------------------------------------------------------------------------------------------------------
Volatility factor of expected market price of the Company's stock                                              163%
Dividend yield                                                                                                   0%
Risk-free rate                                                                                                   4%
Weighted average expected life of stock options (years)                                                          2.4
--------------------------------------------------------------------------------------------------------------------

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. Assumption disclosures are not applicable to 2003 as there was no stock-based compensation expense incurred in 2003.


                                                                                              Year ended October 31,
                                                                                ------------------------------------
                                                                                            2004              2003
--------------------------------------------------------------------------------------------------------------------
Net earnings
Net earnings - reported                                                            $     393,808     $     704,905
   Pro forma stock-based compensation                                                    (19,995)                -
--------------------------------------------------------------------------------------------------------------------
Net earnings - pro forma                                                           $     373,813     $     704,905
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share - reported                                                $        0.09      $       0.17
Diluted earnings per share - reported                                              $        0.07      $       0.15
   Pro forma stock-based compensation                                                          -                 -
--------------------------------------------------------------------------------------------------------------------
Basic earnings per share - pro forma                                               $        0.09      $       0.17
Diluted earnings per share - pro forma                                             $        0.07      $       0.15
--------------------------------------------------------------------------------------------------------------------

NAVTECH, INC.                                                               F-13

10.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                                                              Year ended October 31,
                                                                                ------------------------------------
                                                                                            2004              2003
--------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (A)                                                                $     393,808     $     704,905
--------------------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic earnings per share - weighted average
     number of common shares outstanding (B)                                           4,251,921         4,227,824
   Effect of dilutive securities:
     Employee stock options                                                            1,007,525           439,015
--------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share - adjusted weighted
     average number of common shares outstanding  (C)                                  5,259,446         4,666,839
--------------------------------------------------------------------------------------------------------------------

Earnings per share - basic (A)/(B)                                                 $        0.09     $        0.17
--------------------------------------------------------------------------------------------------------------------
Earnings per share - diluted (A)/(C)                                               $        0.07     $        0.15
--------------------------------------------------------------------------------------------------------------------

Dilutive  securities  consist of employee  stock options and warrants.  Specific
employee   stock   options  and   warrants  are  excluded  if  their  effect  is
antidilutive.

11.      INCOME TAXES

The components of the recovery of income taxes are as follows:

                                                                                             Year ended October 31,
                                                                                ------------------------------------
                                                                                            2004              2003
--------------------------------------------------------------------------------------------------------------------
Current:
   United States                                                                   $           -     $           -
   Canada                                                                                  1,663            44,311
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                           1,663            44,311
--------------------------------------------------------------------------------------------------------------------
Deferred:
   United States                                                                               -                 -
   Canada                                                                                189,528           267,724
   United Kingdom                                                                              -                 -
--------------------------------------------------------------------------------------------------------------------
                                                                                         189,528           267,724
--------------------------------------------------------------------------------------------------------------------
                                                                                   $     191,191     $     312,035
--------------------------------------------------------------------------------------------------------------------

NAVTECH, INC.                                                               F-14

The components of the net deferred tax assets are as follows:

                                                                                              Year ended October 31,
                                                                                ------------------------------------
                                                                                            2004              2003
--------------------------------------------------------------------------------------------------------------------
Deferred income tax assets:
   Net operating losses carried forward                                            $     305,000     $     391,000
   Unused income tax credits                                                             376,000           152,000
   Allowance for doubtful accounts                                                        31,000            40,000
   Deferred salaries and other compensation                                                    -            18,000
--------------------------------------------------------------------------------------------------------------------
                                                                                         712,000           601,000
--------------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities
   Depreciation                                                                           19,000            41,000
--------------------------------------------------------------------------------------------------------------------
                                                                                          19,000            41,000
--------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                                  693,000           560,000
Valuation allowance                                                                     (255,581)         (292,726)
--------------------------------------------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                                    $     437,419     $     267,274
--------------------------------------------------------------------------------------------------------------------


The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

                                                                                              Year ended October 31,
                                                                                ------------------------------------
                                                                                            2004              2003
--------------------------------------------------------------------------------------------------------------------
Combined basic statutory rate                                                                 40%               40%
--------------------------------------------------------------------------------------------------------------------
Provision for (recovery of) income taxes based on the basic statutory rate         $      81,000     $     156,000
Increase (decrease) in income taxes resulting from the following:
   Effects of differing statutory rates in other countries                                (7,000)          (13,000)
   Non-deductible expenses                                                                 7,000             6,000
   Recognition of tax credits and losses from current and prior years                   (269,000)         (159,000)
   Recognition of future tax assets from prior years                                           -          (267,274)
   Other                                                                                  (3,191)          (34,761)
--------------------------------------------------------------------------------------------------------------------
                                                                                   $    (191,191)    $    (312,035)
--------------------------------------------------------------------------------------------------------------------

NAVTECH, INC.                                                               F-15

The Company and its subsidiaries have income tax losses available for carry forward that expire as follows:

                                Canada                        United States               United
Expiry Year            Federal        Provincial         Federal          State           Kingdom
------------------ ---------------- ---------------- ---------------- --------------- ----------------
2019                            -               -          213,000                 -               -
2020                            -               -          228,000                 -               -
2021                            -               -           24,000                 -               -
2023                            -               -          149,000            82,000               -
Indefinite                128,000         129,000                -                 -         186,000
------------------ ---------------- ---------------- ---------------- --------------- ----------------
                      $   128,000   $     129,000    $     614,000    $       82,000  $      186,000
------------------ ---------------- ---------------- ---------------- --------------- ----------------

The Company also has $376,000 of tax credits available in Canada that expire between 2009 and 2013.

12.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancellable operating leases for business premises and office equipment with terms expiring at various dates through 2007. The future minimum amounts payable under the lease agreements are as follows:

---------------------------------------------------- -------------------
2005                                                    $       258,936
2006                                                            217,920
2007                                                             26,656
---------------------------------------------------- -------------------
                                                        $       503,512
---------------------------------------------------- -------------------

Rent expense for the fiscal years ended October 31, 2004 and 2003 was $240,101 and $219,470, respectively.

Contingencies

The Company is subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated results of operations, cash flow or financial position.

13.  FINANCIAL INSTRUMENTS

Financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities.

Operating line of credit

In June 2004, the Company renewed a banking facility with the Royal Bank of Canada for an operating line of credit of approximately $500,000. There was no balance outstanding on the facility at October 31, 2004. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2005.

Fair value of financial instruments

At October 31, 2004 and 2003, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities was equal to the book value given the short-term maturity of the items.

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company's operating results. The Company is exposed to foreign exchange risk in that approximately 82% of the Company's sales contracts are denominated in the reporting currency (US dollar) while approximately 73% of the Company's expenditures are denominated in currencies other than the reporting currency. The Company is exposed to foreign exchange risk with respect to net


NAVTECH, INC.                                                               F-16
financial liabilities totaling approximately $295,000 (2003 - $453,000), which are denominated in currencies other than the reporting currency.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with well-established financial institutions. Accounts receivable credit risk is mitigated by the fact that the Company is a supplier of essential services to its customers and through its policy of invoicing for services one month in advance. Through close monitoring of accounts receivable on a regular basis, the Company limits the potential exposure. Bad debt expense for the year ended October 31, 2004 amounted to $91,457 on revenues of $7,900,615 (2003 - $74,275 on revenues of $6,933,555).

14.      SEGMENTED INFORMATION

The following tables show total revenue and capital assets on a geographic basis for fiscal 2004 and 2003 (in thousands except percentage amounts):

                                                      Total Revenue           Percentage of Total Revenue
                                              -------------------------------------------------------------
                                                   2004           2003            2004           2003
---------------------------------------------- -------------- -------------- --------------- --------------
United States, Mexico, South America and         $   5,476      $   4,999            69%             72%
Other
Canada                                               1,075            914            14              13
Europe, Africa, Middle East and Asia Pacific         1,350          1,021            17              15
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $   7,901      $   6,934           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------

                                                      Capital Assets         Percentage of Capital Assets
                                              -------------------------------------------------------------
                                                   2004           2003            2004           2003
---------------------------------------------- -------------- -------------- --------------- --------------
United States                                    $      84      $     103            15%             19%
Canada                                                 434            394            79              74
Europe                                                  30             35             6               7
---------------------------------------------- -------------- -------------- --------------- --------------
                                                 $     548      $     532           100%            100%
---------------------------------------------- -------------- -------------- --------------- --------------


15.  DUE FROM RELATED PARTIES

Global Weather Dynamics, Inc. ("GWDI")

GWDI is a company we believe to be a related party to Navtech as a result of holdings in GWDI by one of our shareholders. There were no transactions with GWDI during the year ended October 31, 2004. At the beginning of fiscal 2003, a balance of $212,000 was receivable from GWDI, which was fully provided for in fiscal 2002. The Company received $160,000 from GWDI in March 2003.



NAVTECH, INC.                                                               F-17

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2004                       NAVTECH, INC.


                                               By:
                                                  -----------------------------
                                                  David Strucke,
                                                  Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                 Capacity                                    Date
         ----------                 --------                                    ----


________________________            President, Chief Executive Officer,         December 16, 2004
David Strucke                       Secretary, and Director
                                    (Principal Executive Officer)

________________________            Chief Financial Officer                     December 16, 2004
Gordon Heard                        (Principal Financial Officer and
                                    Principal Accounting Officer)


________________________            Director                                    December 16, 2004
Thomas D. Beynon


________________________            Director                                    December 16, 2004
Michael Jakobowski


________________________            Director                                    December 16, 2004
Michael Ueltzen

NAVTECH, INC.                                                            Page 37
2003 10-KSB