Form 10QSB
period 2005-01-31
NAVTECH INC
filed 2005-03-17
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission File Number 0-15362

NAVTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-2883366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2340 Garden Road, Suite 207, Monterey, California	93940
(Address of principal executive office)	(Zip Code)

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
Yes No

The number of shares outstanding of the issuer's common stock as of February 28, 2005 was 4,672,869 shares.

Transitional Small Business Disclosure Format. Yes No

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended January 31, 2005

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

Three Months Ended January 31,	2005	2004

REVENUE
Service fees	$2,422,709	$1,853,495

COSTS AND EXPENSES
Cost of service fees	1,262,284	1,046,912
Research and development	280,803	206,381
Sales and marketing	369,939	309,474
General and administrative	445,083	249,886
	2,358,109	1,812,653

Earnings from operations	64,600	40,842
Other expense
Interest expense	5,421	8,702

Earnings before income taxes	59,179	32,140
Income tax recovery	-	(13,714)
Net earnings	$59,179	$45,854
Net earnings per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	January 31, 2005(1)	October 31, 2004

ASSETS
Current assets
Cash	$361,528	$445,309
Accounts receivable (net of allowance for bad debts of $203,098; 2004 - $158,011)	1,232,983	1,133,963
Prepaid expenses and other	262,824	223,209
	1,857,335	1,802,481

Deferred tax assets	429,267	437,419
Capital assets	535,222	547,914
	$2,821,824	$2,787,814

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$992,605	$973,584
Obligations under capital lease - current portion	34,147	36,310
Deferred lease inducements - current portion	17,518	17,850
Deferred revenue	579,255	623,183
	1,623,525	1,650,927

Obligations under capital lease	-	7,992
Deferred lease inducements	13,138	17,849
	1,636,663	1,676,768
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Share capital	5,316	4,884
Authorized - 20,000,000, Par Value $0.001, Issued - 5,316,640 (2004 - 4,884,271)
Treasury stock	(714)	(608)
Additional paid-in capital	3,145,804	3,094,441
Accumulated other comprehensive income	93,935	130,688
Accumulated deficit	(2,059,180)	(2,118,359)
	1,185,161	1,111,046
	$2,821,824	$2,787,814
(1) Unaudited
See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In US Dollars)

			Additional	Other			Total
	Issued	Share	Paid-In	Comprehensive	Treasury	Accumulated	Stockholders’	Comprehensive
	Shares	Capital	Capital	Income	Stock	Deficit	Equity	Income
Balances, October 31, 2004	4,884,271	$4,884	$3,094,441	$130,688	$(608)	$(2,118,359)	$1,111,046
Stock options exercised	432,369	432	210,320				210,752
Treasury Shares			(158,957)		(106)		(159,063)
Translation adjustments				(36,753)			(36,753)	$(36,753)
Net earnings						59,179	59,179	59,179
Balances, January 31, 2005 (Unaudited)	5,316,640	$5,316	$3,145,804	$93,935	(714)	$(2,059,180)	$1,185,161	$22,426

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

Three Months ended January 31,	2005	2004

OPERATING ACTIVITIES
Net earnings	$59,179	$45,854
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	44,740	44,689
Provision for uncollectable accounts	67,208	21,825
Deferred lease inducements	(4,462)	(4,122)
Changes in operating assets and liabilities
Accounts receivable	(173,026)	50,290
Investment tax credits receivable	-	82,766
Prepaid expenses and other	(40,605)	52,191
Accounts payable and accrued liabilities	28,698	(109,253)
Deferred revenue	(39,809)	(92,644)
Income taxes payable	-	(11,360)
	(58,077)	80,236

INVESTING ACTIVITIES
Purchase of capital assets	(56,595)	(42,452)
	(56,595)	(42,452)

FINANCING ACTIVITIES
Repayment of capital leases	(9,505)	-
Repayment of loans	-	(12,368)
Issuance of common shares on exercises under stock option plan	51,796	-
	42,291	(12,368)

Effect of foreign exchange rates on cash	(11,400)	(9,420)
Net cash flow	(83,781)	15,996
Cash, beginning of period	445,309	138,785
Cash, end of period	$361,528	$154,781
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(5,421)	$(8,702)
Cash received during the period for income taxes	$-	$85,120
Assets acquired through capital leases	$-	$-

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our head office is located at 2340 Garden Road, Suite 207, Monterey, CA 93940. Our principal operations are based at 175 Columbia Street West, Suite 102, Waterloo, Ontario, Canada, N2L 5Z5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Bulletin Board under the symbol “NAVH”. For investor information, we can be reached at (519) 747-1170.

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of January 31, 2005, the consolidated statements of operations and cash flows for the three months ended January 31, 2005 and 2004 and the consolidated statement of stockholders’ equity for the three months ended January 31, 2005 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2005, and for all periods presented, have been made.

The consolidated financial statements include the accounts of Navtech-US and its wholly owned subsidiaries, Navtech-Canada and Navtech-UK. All material inter-company balances and transactions have been eliminated. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translations,” assets and liabilities of foreign operations are translated at current rates of exchange, while results of operations are translated at average rates in effect for that period. Unrealized translation gains or losses are accumulated in comprehensive income (loss), which is a separate component of equity.

Due to the size and nature of certain recent customer contracts we have adopted the percentage of completion method of accounting for custom programming contracts.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2004. Results of operations for the three months ended January 31, 2005 are not necessarily indicative of the operating results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning August 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and have not yet quantified the  impact of SFAS No. 123R on our consolidated results of operations and earnings per share.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:
	Three months ended January 31,
	2005	2004
Numerator:
Net earnings (A)	$59,179	$45,854
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,300,128	4,234,488
Effect of dilutive securities:
Employee stock options and warrants	710,282	859,515
Denominator for diluted earnings per share adjusted weighted adjusted weighted
average number of common shares outstanding (C)	5,010,410	5,094,003
Earnings per share - basic (A)/(B)	0.01	0.01
Earnings per share - diluted (A)/(C)	0.01	0.01

Dilutive securities consist of employee stock options and warrants. Specific employee stock options and warrants are excluded if their effect is antidilutive.

STOCK BASED COMPENSATION

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted under this standard, the Company elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31,
Assumption	2005	2004
Volatility factor of expected market price of the Company’s stock	158%	178%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	2.4	4

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, the Company’s net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below.

	Three months ended January 31,
	2005	2004
Net earnings
Net earnings - reported	$59,179	$45,854
Pro forma stock-based compensation	(17,985)	(567)
Net earnings - pro forma	$41,194	$45,287
Basic and diluted earnings per share - reported	$0.01	$0.01
Pro forma stock-based compensation	-	-
Basic and diluted earnings per share - pro forma	$0.01	$0.01

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under “Other Considerations” in Item 6 of our Form 10-KSB for the year ended October 31, 2004), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

RESULTS OF OPERATIONS

Revenues

Revenue from service fees increased approximately $569,000, or 31%, to approximately $2,423,000 for the three months ended January 31, 2005, compared with approximately $1,853,000 for the three months ended January 31, 2004.

The following table shows the major components of the revenue from service fees for the three months ended January 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Software subscription fees	$1,982	$1,698	17%
Development and other	441	156	183%
	$2,423	$1,835	31%

Software subscription fees increased primarily as a result of the addition of new customers. Long-term contracts for dispatch products were initiated primarily in Europe and Asia-Pac, while new crew management contracts were concentrated in North America.

Development and other revenue represent amounts that are not subject to a recurring contract, including systems consulting, custom programming and the resale of hardware. Development and other revenue has increased as a result of the greater proportion of customers subscribing to crew management products. These products typically have higher levels of systems consulting and custom programming requirements. Significant custom programming contracts are accounted for on a percentage of completion basis.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Costs and expenses

Overall, the recent appreciation of major currencies relative to the US dollar has increased our total costs and expenses as reported in US dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom and are paid in the respective local currencies. Consequently, the stronger currencies in those countries have effectively increased our costs and expenses as reported in US dollars. For the three months ended January 31, 2005, the appreciation of other currencies relative to the US dollar has resulted in an increase in our total costs and expenses by approximately $130,000 as compared to same period in 2004.

Cost of service fees

The following table shows the major components of the cost of service fees for the three months ended January 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$772	$636	21%
Communication costs	213	187	14%
Facilities	82	56	46%
Hardware and travel	74	32	131%
Royalties	59	40	48%
Depreciation	31	31	0%
Other	31	65	(52%)
	$1,262	$1,047	21%

Excluding the impact of changes in relative currency value, the cost of services increased by approximately $140,000, or 14%.

Excluding the impact of changes in relative currency value, salaries and benefits for the three months ended January 31, 2005 increased 13% from the same period in the prior year. This increase was primarily a result of staffing increases in the quality assurance and installation management groups to support the anticipated future growth of our customer base.

Excluding the impact of changes in relative currency values, communication costs for the three months ended January 31, 2005 increased approximately $22,000, or 12%, from the same period of the prior year. This increase was due to the additional communication lines and data volume required for the increased number of customers utilizing monthly services.

After accounting for the impact of changes in relative currency values, facilities expense for the three months ended January 31, 2005 increased approximately $20,000, or 36%, compared to the same period last year. This increase was a result of higher costs associated with the relocation of our UK office during the quarter.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs relate to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

Royalty costs for the three months ended January 31, 2005, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased 48% compared to the same period in fiscal 2004 as a direct result of an increase in monthly service volumes, and an increase in the proportion of revenues subject to royalties.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Research and development expenditures increased approximately $75,000, or approximately 36%, for the three months ended January 31, 2005 compared to the same period in fiscal 2004. After accounting for the change in relative currency values, research and development expenditures increased approximately $54,000, or approximately 26%. Research and development will remain as an area of focus through fiscal 2005 as we continue to invest in the development of new products and additional functionality in existing products.

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the three months ended January 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$270	$223	22%
Travel	90	66	36%
Other	10	20	(50%)
	$370	$309	20%

After accounting for the change in relative currency values, sales and marketing expenses for the three months ended January 31, 2005 increased approximately $40,000, or 13%, compared to the same period in the prior year. Salaries and benefits and travel expenses have increased as a result of a larger sales force with an expanded geographic focus.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the three months ended January 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$148	$113	31%
Insurance	56	51	10%
Professional fees	53	8	563%
Telephone	38	35	9%
Travel	23	12	92%
Provision for bad debts	67	22	205%
Other	60	9	566%
	445	250	78%

After accounting for the change in relative currency values, general and administrative expenses for the three months ended January 31, 2005 increased approximately $174,000, or 70%, compared to the same period in fiscal 2004.

After accounting for the change in relative currency values, salaries and benefits for the three months ended January 31, 2005 increased approximately $24,000 or 21% compared to the same period in fiscal 2004 due to an increase in compensation costs for general and administrative personnel.

The increase in insurance costs, which are primarily denominated in US dollars, was a direct result of increases in premiums on existing policies.

Professional fees increased approximately $45,000, or 563%, compared to the same period last year. Professional fees for this period last year were much lower than usual due to the timing of certain corporate activities. Management expects these costs to increase in line with additional efforts associated with regulatory requirements.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Bad debt expense for the three months ended January 31, 2005 increased 45,000, or 205%, as a result of certain customers declaring bankruptcy during the quarter. As at January 31, 2005, the bad debt reserve covers 85% of accounts receivable over 90 days.

Other expense

Interest expense for the three months ended January 31, 2005 was $5,400, a decrease of approximately $3,000, or 38%, compared to the same period last year. The reduction in interest expense was due to the elimination of long-term debt balances during fiscal 2004 as well as the continued improvement in our working capital that resulted in a decrease in the usage of short-term financing during 2005.

Income tax recovery

The recovery of approximately $14,000 of income taxes in the prior year represented the reassessment of investment tax credits from prior fiscal years in excess of the amount recorded as receivable. Refundable tax credits are recorded as receivable when assessed by taxation authorities.

Net earnings

The unaudited consolidated financial statements reflect net earnings of approximately $59,000 for the three months ended January 31, 2005 as compared to net earnings of approximately $46,000 for the three months ended January 31, 2004, an increase of approximately $13,000, or 28%. The increase is primarily a result of an increase in revenues, partially offset by increases in costs and expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2005, our available funds consisted of approximately $362,000 in cash and an operating line of credit of $500,000 with RBC Royal Bank. There was no balance outstanding on the facility at January 31, 2005. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in March 2005.

At January 31, 2005, our working capital had increased by 54% to approximately $234,000 from approximately $152,000 at October 31, 2004.

Cash flows from operations for the three months ended January 31, 2005 accounted for a net outflow of approximately $58,000, primarily based on the net earnings for the period, depreciation of approximately $45,000 and provision for uncollectable accounts of approximately $67,000, offset by an increase in non-cash working capital of approximately $229,000. The increase in non-cash working capital was primarily a result of an increase in accounts receivable from the increased sales volume.

Cash flows from investing activities for the three months ended January 31, 2005 represent a net outflow of approximately $57,000 due to the purchase of capital assets.

Cash flows from financing activities for the three months ended January 31, 2005 represent a net inflow of approximately $42,000 due to cash received on the exercise of employee stock options, partially offset by repayments of capital leases.

At January 31, 2005, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.

NAVTECH, INC.

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

NAVTECH, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: March 15, 2005	By:	/s/ David Strucke
David Strucke,
Cheif Executive Officer

By:	/s/ Gordon Heard
Gordon Heard
Chief Financial Officer

NAVTECH, INC