Form 10QSB
period 2005-04-30
NAVTECH INC
filed 2005-06-09
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
______________

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
Yes [ X ]  No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [  ]  No  [  ]

The number of shares outstanding of the issuer's common stock as of May 31, 2005 was 4,827,202 shares.

Transitional Small Business Disclosure Format. Yes   [  ]  No  [ X ]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended April 30, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004

REVENUE
Service fees	$2,725,131	$2,019,488	$5,147,840	$3,872,983

COSTS AND EXPENSES
Cost of service fees	1,358,309	1,093,457	2,607,135	2,145,470
Research and development	380,124	228,545	674,380	440,003
Sales and marketing	420,176	295,826	790,110	607,106
General and administrative	454,255	350,833	899,348	588,734
	2,612,864	1,968,661	4,970,973	3,781,313

Earnings from operations	112,267	50,827	176,867	91,670
Other expense
Interest expense	4,491	8,699	9,912	17,402
Earnings before income taxes	107,776	42,128	166,955	74,268
Income taxes (recovery)	-	(6,123)	-	(19,838)
Net earnings	$107,776	$48,251	$166,955	$94,106
Net earnings per share
Basic	$0.02	$0.01	$0.04	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	April 30,	October 31,
	2005(1)	2004

ASSETS
Current assets
Cash	$183,438	$445,309
Accounts receivable (net of allowance for bad debts of $179,071; 2004 - $158,011)	2,057,544	1,133,963
Prepaid expenses and other	432,654	223,209
	2,673,636	1,802,481

Deferred tax assets	423,352	437,419
Capital assets	577,171	547,914
	$3,674,159	$2,787,814

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,276,372	$973,584
Obligations under capital lease - current portion	23,937	36,310
Deferred lease inducements - current portion	32,785	17,850
Deferred revenue	779,841	623,183
	2,112,935	1,650,927

Obligations under capital lease	-	7,992
Deferred lease inducements	25,437	17,849
	2,138,372	1,676,768
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Share capital	5,560	4,884
Authorized - 20,000,000, Par Value $0.001, Issued - 5,560,390 (2004 - 4,884,271)
Treasury stock	(733)	(608)
Additional paid-in capital	3,403,017	3,094,441
Accumulated other comprehensive income	79,347	130,688
Accumulated deficit	(1,951,404)	(2,118,359)
	1,535,787	1,111,046
	$3,674,159	$2,787,814
(1) Unaudited

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In US Dollars)

				Accumulated
			Additional	Other			Total
	Issued	Share	Paid-In	Comprehensive	Treasury	Accumulated	Stockholders’	Comprehensive
	Shares	Capital	Capital	Income	Stock	Deficit	Equity	Income
Balances, October 31, 2004	4,884,271	$4,884	$3,094,441	$130,688	$(608)	$(2,118,359)	$1,111,046
Warrants and stock options exercised	676,119	676	511,201				511,877
Treasury Shares			(202,625)		(125)		(202,750)
Translation adjustments				(51,339)			(51,339)	$(51,339)
Net earnings						166,955	166,955	166,955
Balances, April 30, 2005 (Unaudited)	5,560,390	$5,560	$3,403,017	$79,347	(733)	$(1,951,404)	$1,535,789	$115,616

See accompanying notes.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

Six Months ended April 30,	2005	2004

OPERATING ACTIVITIES
Net earnings	$166,955	$94,106
Adjustments to reconcile net earnings to net
cash (used in) provided by operating activities:
Depreciation	96,241	91,132
Provision for uncollectable accounts	100,765	21,841
Deferred lease inducements	22,184	(8,244)
Changes in operating assets and liabilities
Accounts receivable	(1,048,674)	(251,021)
Investment tax credits receivable	-	82,766
Prepaid expenses and other	(214,483)	(95,779)
Accounts payable and accrued liabilities	319,453	54,416
Deferred revenue	171,799	51,267
Income taxes payable	-	(11,360)
	(385,760)	29,124
INVESTING ACTIVITIES
Purchase of capital assets	(164,363)	(66,964)
	(164,363)	(66,964)
FINANCING ACTIVITIES
Repayment of capital leases	(19,570)	(16,277)
Repayment of loans	-	(8,902)
Exercises of warrants	234,375	-
Exercises under stock option plan, net of treasury shares	74,878	3,796
	289,683	(21,383)
Effect of foreign exchange rates on cash	(1,431)	(4,067)
Net cash flow	(261,871)	(63,290)
Cash, beginning of period	445,309	138,785
Cash, end of period	$183,438	$75,495
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(9,912)	$(17,635)
Cash received during the period for income taxes	$-	$91,243
Assets acquired through capital leases	$-	$-

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of April 30, 2005, the consolidated statements of operations for the three and six months ended April 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended April 30, 2005 and 2004 and the consolidated statement of stockholders’ equity for the six months ended April 30, 2005 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2005, and for all periods presented, have been made.

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

Due to the size and nature of certain recent customer contracts, we have adopted the percentage of completion method of accounting for custom programming contracts.

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2004. Results of operations for the six months ended April 30, 2005 are not necessarily indicative of the operating results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial  adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our quarter ending April 30, 2006.  Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and have not yet quantified the impact of SFAS No. 123R on our consolidated results of operations and earnings per share.

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:
	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Numerator:
Net earnings (A)	$107,776	$48,251	$166,955	$94,106
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,411,781	4,240,307	4,505,741	4,246,255
Effect of dilutive securities:
Employee stock options	631,282	861,265	631,282	861,265
Denominator for diluted earnings per share adjusted weighted adjusted
weighted average number of common shares outstanding (C)	5,043,063	5,101,572	5,137,023	5,107,520
Earnings per share - basic (A)/(B)	0.02	0.01	0.04	0.02
Earnings per share - diluted (A)/(C)	0.02	0.01	0.03	0.02

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

	April 30,
Assumption	2005	2004
Volatility factor of expected market price of the Company’s stock	139%	173%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	2.4	4

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

	Six months ended April 30,
	2005	2004
Net earnings
Net earnings - reported	$166,955	$94,106
Pro forma stock-based compensation	(34,157)	(1,127)
Net earnings - pro forma	$132,798	$92,979
Basic earnings per share - reported	$0.04	$0.02
Diluted earnings per share - reported	$0.03	$0.02
Pro forma stock-based compensation	(0.01)	-
Basic earnings per share - pro forma	$0.03	$0.02
Diluted earnings per share - pro forma	$0.02	$0.02

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

RESULTS OF OPERATIONS

Revenues

Revenue from service fees increased approximately $1,275,000, or 33%, to approximately $5,148,000 for the six months ended April 30, 2005, compared with approximately $3,873,000 for the six months ended April 30, 2004.

The following table shows the major components of the revenue from service fees for the six months ended April 30, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Software subscription fees	$4,058	$3,408	19%
Development and other	1,090	465	134%
	$5,148	$3,873	33%

Software subscription fees increased primarily as a result of the addition of new customers. We have enjoyed growth in our dispatch product customer base, with the majority of new long-term contracts being established in Europe and Asia-Pacific. We are also experiencing success with the marketing of our crew management products in the North American marketplace.

Development and other revenue represents amounts that are not subject to a recurring contract, including systems consulting, custom programming and the resale of hardware. Development and other revenue has increased as a result of the greater proportion of customers subscribing to our crew management products. These products typically have higher levels of systems consulting, custom programming and hardware requirements. Significant custom programming contracts are accounted for on a percentage of completion basis.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Costs and expenses

Overall, the recent appreciation of major currencies relative to the US dollar has increased our total costs and expenses as reported in US dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom and are paid in the respective local currencies. Consequently, the stronger currencies in those countries have effectively increased our costs and expenses as reported in US dollars. For the six months ended April 30, 2005, the appreciation of other currencies relative to the US dollar has resulted in an increase in our total costs and expenses by approximately $270,000 as compared to the same period in 2004.

Cost of service fees

The following table shows the major components of the cost of service fees for the six months ended April 30, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$1,592	$1,284	24%
Communication costs	423	406	4%
Facilities	168	119	41%
Hardware and travel	137	75	83%
Royalties	120	102	18%
Depreciation	67	64	5%
Other	100	95	5%
	$2,607	$2,145	22%
Excluding the impact of changes in relative currency value, the cost of services increased by approximately $319,000, or 15%.

Excluding the impact of changes in relative currency value, salaries and benefits for the six months ended April 30, 2005 increased 15% from the same period in the prior year. This increase was primarily a result of staffing increases in the quality assurance and installation management groups to support the current and anticipated future growth of our customer base.

Excluding the impact of changes in relative currency values, facilities expense for the six months ended April 30, 2005 increased approximately $39,000, or 33%, compared to the same period last year. This increase was a result of higher costs associated with the relocation of our UK office during fiscal 2005.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs relate to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

Royalty costs for the six months ended April 30, 2005, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased 18% compared to the same period in fiscal 2004 as a direct result of an increase in monthly service volumes, and an increase in the proportion of revenues subject to royalties.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Research and development expenditures increased approximately $234,000, or approximately 53%, for the six months ended April 30, 2005 compared to the same period in fiscal 2004. Excluding the impact of changes in relative currency values, research and development expenditures increased approximately $184,000, or approximately 42%. Research and development will remain as an area of focus through fiscal 2005 as we continue to invest in the development of new products and additional functionality in existing products.

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the six months ended April 30, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$562	$452	24%
Travel	134	120	12%
Marketing	83	23	261%
Other	11	12	(8%)
	$790	$607	30%
Excluding the impact of changes in relative currency values, sales and marketing expenses for the six months ended April 30, 2005 increased approximately $150,000, or 25%, compared to the same period in the prior year.

Excluding the impact of changes in relative currency values, salaries and benefits and travel expenses have increased approximately $83,000, or 18%, as a result of a larger sales force with an expanded geographic focus.

Marketing costs, which were primarily denominated in US dollars, increased $60,000 as a result of costs associated with our user conference held during the first half of fiscal 2005, but not during the same period in fiscal 2004.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the six months ended April 30, 2005 and 2004 (in thousands except percentage amounts):
	2005	2004	Percentage Change
Salaries and benefits	$304	$227	34%
Professional fees	142	99	43%
Insurance	110	102	8%
Provision for bad debts	101	22	359%
Telephone	84	77	9%
Travel	45	27	67%
Depreciation	14	14	0%
(Gain) Loss on foreign exchange	1	(1)	(200%)
Other	98	22	345%
	$899	$589	53%
Excluding the impact of changes in relative currency values, general and administrative expenses for the six months ended April 30, 2005 increased approximately $267,000, or 45%, compared to the same period in fiscal 2004.

Excluding the impact of changes in relative currency values, salaries and benefits for the six months ended April 30, 2005 increased approximately $55,000 or 24% compared to the same period in fiscal 2004 due to an increase in personnel and compensation costs for general and administrative positions.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Excluding the impact of changes in relative currency values, professional fees increased approximately $38,000, or 38%, compared to the same period last year. Professional fees have increased as a result of additional costs associated with increasing regulatory requirements.

The increase in insurance costs, which are primarily denominated in US dollars, was a direct result of increases in premiums on the renewal of existing policies.

Bad debt expense for the six months ended April 30, 2005 increased approximately $79,000 as a result of certain customers declaring bankruptcy during fiscal 2005. As at April 30, 2005, the bad debt reserve covered 71% of accounts receivable over 90 days.

Other expense

Interest expense for the six months ended April 30, 2005 was $9,900, a decrease of approximately $7,500, or 43%, compared to the same period last year. The reduction in interest expense was due to the elimination of long-term debt balances during fiscal 2004 as well as the continued improvement in our working capital that has resulted in a decrease in the usage of short-term financing during 2005.

Income tax (recovery)

The recovery of approximately $20,000 of income taxes in the prior year represented the reassessment of investment tax credits from prior fiscal years in excess of the amount recorded as receivable. Refundable tax credits are recorded as receivable when assessed by taxation authorities.

Net earnings

The unaudited consolidated financial statements reflect net earnings of approximately $167,000 for the six months ended April 30, 2005 as compared to net earnings of approximately $94,000 for the six months ended April 30, 2004, an increase of approximately $73,000, or 78%. The increase is primarily a result of an increase in revenues, partially offset by increases in costs and expenses, generally related to the increase in revenues, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2005, our available funds consisted of approximately $183,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the facility at April 30, 2005. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2006.

At April 30, 2005, our working capital had increased by 269% to approximately $561,000 from approximately $152,000 at October 31, 2004.

Cash flows from operations for the six months ended April 30, 2005 accounted for a net outflow of approximately $386,000, primarily based on an increase in non-cash working capital of approximately $771,000, offset by the net earnings for the period, depreciation of approximately $96,000 and provision for uncollectable accounts of approximately $101,000. The increase in non-cash working capital was primarily a result of an increase in accounts receivable related to the timing of invoicing on certain large contracts and higher sales volumes. We expect the accounts receivable balance to decrease from current levels in future quarters.

Cash flows from investing activities for the six months ended April 30, 2005 represent a net outflow of approximately $164,000 due to the purchase of capital assets.

Cash flows from financing activities for the six months ended April 30, 2005 represent a net inflow of approximately $290,000 due to cash received on the exercise of warrants and employee stock options, partially offset by repayments of capital leases.

At April 30, 2005, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.

NAVTECH, INC.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.

NAVTECH, INC.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2005, Robert Snyder exercised a warrant for the purchase of 100,000 shares of common stock at an exercise price of $1.875 per share and James McGinty exercised a warrant for the purchase of 25,000 shares of common stock at an exercise price of $1.875 per share.

The above offering of shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof as a transaction not involving any public offering. We reached this determination based upon the following: (i) representations to the effect that each of the purchasers was an "accredited investor" and had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of an investment in the shares of common stock, each acquired the shares for his own account and each had access to information regarding us; (ii) the certificates representing the shares bear a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from such registration requirements; and (iii) the offering and sale of the shares was not done by any form of general solicitation or general advertising.

During the quarter ended April 30, 2005, we did not repurchase any of our equity securities. However, in April 2005, as payment of the exercise price for the purchase of shares of common stock pursuant to the exercise of a stock option, the optionee delivered 19,417 of our shares of common stock. In addition, in connection with the exercise in January 2005 of a stock option, the optionee delivered 106,042 of our shares of common stock as payment of the exercise price.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on March 31, 2005. The following persons were elected as directors, such persons to hold office until their successors are elected or qualified:

	Number of Shares
	For	Withheld

David Strucke	3,445,736	101
Thomas D. Beynon	3,445,754	83
Michael Jakobowski	3,445,754	83
Michael Ueltzen	3,440,736	5,101

NAVTECH, INC.

NAVTECH, INC.

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

Date: June 9, 2005	NAVTECH, INC.

	By:	/s/ David Strucke
David Strucke
Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard
Chief Financial Officer

NAVTECH, INC.