Form 10QSB
period 2005-07-31
NAVTECH INC
filed 2005-09-08
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
________________

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
Yes  [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the
Exchange Act
Yes [  ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No [  ]

The number of shares outstanding of the issuer's common stock as of August 31, 2005 was 4,898,140 shares.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended July 31, 2005

INDEX

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004

REVENUE
Service fees	$2,515,707	$2,011,836	$7,663,548	$5,884,822

COSTS AND EXPENSES
Cost of service fees	1,334,649	1,013,317	4,031,750	3,158,152
Research and development	181,874	217,987	766,288	657,976
Sales and marketing	418,012	265,472	1,208,122	872,562
General and administrative	447,135	399,915	1,346,584	989,314
	2,381,670	1,896,691	7,352,744	5,678,004

Earnings from operations	134,037	115,145	310,804	206,818
Other expense
Interest expense	(6,762)	(9,830)	(16,574)	(27,232)
Earnings before income taxes	127,275	105,315	294,230	179,586
Income taxes (recovery)	-	(34,713)	-	(54,551)
Net earnings	$127,275	$140,028	$294,230	$234,137
Net earnings per share
Basic	$0.03	$0.03	$0.06	$0.06
Diluted	$0.02	$0.03	$0.06	$0.05

See accompanying notes.

NAVTECH, INC.	1

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	July 31, 2005(1)	October 31, 2004

ASSETS
Current assets
Cash	$594,131	$445,309
Accounts receivable (net of allowance for bad debts of $180,530; 2004 - $158,011)	1,647,667	1,133,963
Investment tax credits receivable	95,580	-
Prepaid expenses and other	641,784	223,209
	2,979,162	1,802,481

Deferred tax assets	339,668	437,419
Capital assets	1,293,619	547,914
	$4,612,449	$2,787,814

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$1,359,210	$973,584
Obligations under capital lease - current portion	243,312	36,310
Deferred lease inducements - current portion	32,071	17,850
Deferred revenue	809,627	623,183
	2,444,220	1,650,927

Obligations under capital lease	486,308	7,992
Deferred lease inducements	16,365	17,849
	2,946,893	1,676,768
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Share capital	5,560	4,884
Authorized - 20,000,000, Par Value $0.001, Issued - 5,560,390 (2004 - 4,884,271)
Treasury stock - 733,188 (2004 - 607,918)	(733)	(608)
Additional paid-in capital	3,403,017	3,094,441
Accumulated other comprehensive income	81,841	130,688
Accumulated deficit	(1,824,129)	(2,118,359)
	1,665,556	1,111,046
	$4,612,449	$2,787,814
(1) Unaudited

See accompanying notes.

NAVTECH, INC.	2

NAVTECH, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In US Dollars)

				Accumulated
			Additional	Other			Total
	Issued	Share	Paid-In	Comprehensive	Treasury	Accumulated	Stockholders’	Comprehensive
	Shares	Capital	Capital	Income	Stock	Deficit	Equity	Income
Balances, October 31, 2004	4,884,271	$4,884	$3,094,441	$130,688	$(608)	$(2,118,359)	$1,111,046
Warrants and stock options exercised	676,119	676	511,201				511,877
Treasury Shares			(202,625)		(125)		(202,750)
Translation adjustments				(48,847)			(48,847)	$(48,847)
Net earnings						294,230	294,230	294,230
Balances, July 31, 2005 (Unaudited) (1)	5,560,390	$5,560	$3,403,017	$81,841	$(733)	$(1,824,129)	$1,665,556	$245,383

(1) Issued shares at July 31, 2005 include 733,188 of shares held in treasury. Total outstanding shares at July 31, 2005 was 4,827,202.

See accompanying notes.

NAVTECH, INC.	3

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
(Unaudited)

Nine Months ended July 31,	2005	2004

OPERATING ACTIVITIES
Net earnings	$294,230	$234,137
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	151,472	138,115
Provision for uncollectable accounts	101,335	49,942
Deferred lease inducements	13,991	(12,366)
Changes in operating assets and liabilities
Accounts receivable	(641,740)	(267,213)
Investment tax credits receivable	(96,058)	(8,609)
Prepaid expenses and other	(423,025)	(53,545)
Deferred tax assets	96,058	-
Accounts payable and accrued liabilities	394,870	(102,209)
Deferred revenue	195,002	84,991
Income taxes payable	-	(11,360)
	86,135	51,883

INVESTING ACTIVITIES
Purchase of capital assets	(216,029)	(106,646)
	(216,029)	(106,646)

FINANCING ACTIVITIES
Repayment of capital leases	(28,133)	(24,707)
Repayment of loans	-	(26,103)
Exercises of warrants	234,375	-
Exercises under stock option plan, net of treasury shares	74,878	11,480
	281,120	(39,330)

Effect of foreign exchange rates on cash	(2,404)	(6,283)
Net cash flow	148,822	(100,376)
Cash, beginning of period	445,309	138,785
Cash, end of period	$594,131	$38,409
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(16,574)	$(27,232)
Cash received during the period for income taxes	$-	$91,243
Assets acquired through capital leases	$710,976	$-

See accompanying notes.

NAVTECH, INC.	4

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of July 31, 2005, the consolidated statements of operations for the three and nine months ended July 31, 2005 and 2004, the consolidated statements of cash flows for the nine months ended July 31, 2005 and 2004 and the consolidated statement of stockholders’ equity for the nine months ended July 31, 2005 have been prepared by us without audit. In our opinion, all adjustments (which include only normal recurring accrual adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 2005, and for all periods presented, have been made.

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

For information concerning our significant accounting policies, reference is made to our Annual Report on Form 10-KSB for the year ended October 31, 2004. Results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the operating results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our quarter ending April 30, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that

NAVTECH, INC.	5

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:
	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Numerator:
Net earnings (A)	$127,275	$140,028	$294,230	$234,137
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,827,202	4,245,656	4,614,072	4,256,237
Effect of dilutive securities:
Employee stock options	631,282	835,025	631,282	835,025
Denominator for diluted earnings per share adjusted weighted adjusted
weighted average number of common shares outstanding (C)	5,458,484	5,080,681	5,245,354	5,091,262
Earnings per share - basic (A)/(B)	0.03	0.03	0.06	0.06
Earnings per share - diluted (A)/(C)	0.02	0.03	0.06	0.05

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

	July 31,
Assumption	2005	2004
Volatility factor of expected market price of the Company’s stock	133%	168%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	2.4	4

NAVTECH, INC.	6

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

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net earnings
Net earnings - reported	$127,275	$140,028	$294,230	$234,137
Pro forma stock-based compensation	(15,424)	(552)	(49,581)	(1,679)
Net earnings - pro forma	$111,851	$139,476	$244,649	$232,458
Basic earnings per share - reported	$0.03	$0.03	$0.06	$0.06
Diluted earnings per share - reported	$0.02	$0.03	$0.06	$0.05
Pro forma stock-based compensation	(0.01)	-	(0.01)	-
Basic earnings per share - pro forma	$0.02	$0.03	$0.05	$0.06
Diluted earnings per share - pro forma	$0.02	$0.03	$0.05	$0.05

NAVTECH, INC.	7

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This document contains ‘forward-looking statements’ as defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under “Other Considerations” in Item 6 of our Form 10-KSB for the year ended October 31, 2004), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

RESULTS OF OPERATIONS

Revenues

Revenue from service fees increased approximately $1,779,000, or 30%, to approximately $7,663,000 for the nine months ended July 31, 2005, compared with approximately $5,884,000 for the nine months ended July 31, 2004.

The following table shows the major components of the revenue from service fees for the nine months ended July 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Software subscription fees	$5,996	$5,227	15%
Development and other	1,667	657	154%
	$7,663	$5,884	30%

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

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Costs and expenses

Overall, the recent appreciation of major currencies relative to the US dollar has increased our total costs and expenses as reported in US dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom and are paid in the respective local currencies. Consequently, the stronger currencies in those countries have effectively increased our costs and expenses as reported in US dollars. For the nine months ended July 31, 2005, the appreciation of other currencies relative to the US dollar has resulted in an increase in our total costs and expenses by approximately $420,000 as compared to the same period in 2004.

Cost of service fees

The following table shows the major components of the cost of service fees for the nine months ended July 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$2,476	$1,859	33%
Communication costs	637	607	5%
Facilities	248	177	40%
Hardware and travel	213	120	78%
Royalties	173	150	15%
Depreciation	106	97	9%
Other	179	148	22%
	$4,032	$3,158	28%

Excluding the impact of changes in relative currency value, the cost of services increased by approximately $609,000, or 19%.

Excluding the impact of changes in relative currency value, salaries and benefits for the nine months ended July 31, 2005 increased 24% from the same period in the prior year. This increase was primarily a result of staffing increases in the quality assurance and installation management groups to support the current and anticipated future growth of our customer base.

Excluding the impact of changes in relative currency values, facilities expense for the nine months ended July 31, 2005 increased approximately $57,000, or 32%, compared to the same period last year. This increase was a result of higher costs associated with the relocation and expansion of our UK office during fiscal 2005.

The increase in hardware and travel was a result of an increase in expenses directly related to the implementation of new services at new or existing customers. These costs relate to the cost of hardware and travel that is generally re-billed to customers as part of an implementation.

Royalty costs for the nine months ended July 31, 2005, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased 15% compared to the same period in fiscal 2004 as a direct result of an increase in monthly service volumes, and an increase in the proportion of revenues subject to royalties.

NAVTECH, INC.	9

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Research and development expenditures increased approximately $108,000, or approximately 16%, for the nine months ended July 31, 2005 compared to the same period in fiscal 2004. Excluding the impact of changes in relative currency values, research and development expenditures increased approximately $50,000, or approximately 8%. Research and development will remain an area of focus through fiscal 2005 as we continue to invest in the development of new products and additional functionality in existing products.

Sales and marketing expenses

The following table shows the major components of the sales and marketing expenses for the nine months ended July 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$864	$662	31%
Travel	223	166	34%
Marketing	104	29	259%
Other	17	16	6%
	$1,208	$873	38%
Excluding the impact of changes in relative currency values, sales and marketing expenses for the nine months ended July 31, 2005 increased approximately $288,000, or 33%, compared to the same period in the prior year.

Excluding the impact of changes in relative currency values, salaries and benefits have increased approximately $165,000, or 25%, as a result of a larger sales force with an expanded geographic focus.

Excluding the impact of changes in relative currency values, travel costs have increased approximately 30% also as a result of a larger sales force with an expanded geographic focus.

Marketing costs, which were primarily denominated in US dollars, increased $74,000 as a result of additional events that were held or attended in 2005 but not in the prior year.

General and administrative expenses

The following table shows the major components of the general and administrative expenses for the nine months ended July 31, 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$484	$364	33%
Professional fees	239	167	43%
Insurance	164	160	3%
Provision for bad debts	101	50	102%
Telephone	141	113	25%
Travel	51	40	28%
Depreciation	23	21	10%
Loss on foreign exchange	1	13	(92%)
Other	143	61	136%
	$1,347	$989	36%

Excluding the impact of changes in relative currency values, general and administrative expenses for the nine months ended July 31, 2005 increased approximately $295,000, or 30%, compared to the same period in fiscal 2004.

NAVTECH, INC.	10

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Excluding the impact of changes in relative currency values, salaries and benefits for the nine months ended July 31, 2005 increased approximately $85,000 or 23% compared to the same period in fiscal 2004 due to an increase in personnel and compensation costs for general and administrative positions.

Excluding the impact of changes in relative currency values, professional fees increased approximately $65,000, or 39%, compared to the same period last year. Professional fees have increased as a result of additional costs associated with increasing regulatory requirements.

The increase in insurance costs, which are primarily denominated in US dollars, was a direct result of increases in premiums on the renewal of existing policies.

Excluding the impact of changes in relative currency values, telephone costs have increased approximately $22,000, or 19%, compared to the same period last year as a result of increased staffing levels and a broader geographic focus.

Bad debt expense for the nine months ended July 31, 2005 increased approximately $51,000 as a result of certain customers declaring bankruptcy during fiscal 2005. As at July 31, 2005, the bad debt reserve covered 52% of accounts receivable over 90 days.

Other expense

Interest expense for the nine months ended July 31, 2005 was $17,000, a decrease of approximately $10,000, or 37%, compared to the same period last year. The reduction in interest expense was due to the elimination of long-term debt balances during fiscal 2004 as well as the continued improvement in our working capital that has resulted in a decrease in the usage of short-term financing during 2005.

Income tax (recovery)

No tax provision has been recorded for the nine months ended July 31, 2005 as corporate income taxes on earnings have been offset by recoveries resulting from assessed research and development investment tax credits. Refundable tax credits are recorded as receivable when assessed by taxation authorities.

The recovery of approximately $55,000 of income taxes in the prior year represented the reassessment of investment tax credits from prior fiscal years in excess of the amount recorded as receivable.

Net earnings

The unaudited consolidated financial statements reflect net earnings of approximately $294,000 for the nine months ended July 31, 2005 as compared to net earnings of approximately $234,000 for the nine months ended July 31, 2004, an increase of approximately $60,000, or 26%. The increase is primarily a result of an increase in revenues, partially offset by increases in costs and expenses, generally related to the increase in revenues, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2005, our available funds consisted of approximately $594,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the facility at July 31, 2005. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2006.

At July 31, 2005, our working capital had increased by 252% to approximately $535,000 from approximately $152,000 at October 31, 2004.

Cash flows from operations for the nine months ended July 31, 2005 accounted for a net inflow of approximately $86,000, primarily based on the net earnings for the period, depreciation of approximately $151,000 and provision for uncollectable accounts of approximately $101,000, offset by an increase in non-cash working capital of approximately $475,000. The increase in non-cash working capital was a result of an increase in accounts receivable related to the timing of invoicing on certain large contracts and higher sales volumes and the result of

NAVTECH, INC.	11

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

deferred expenses associated with the hardware for future installations related to certain large contracts. These costs will be expensed when the revenue is recognized on implementation.

Cash flows from investing activities for the nine months ended July 31, 2005 represent a net outflow of approximately $216,000 due to the purchase of capital assets.

Cash flows from financing activities for the nine months ended July 31, 2005 represent a net inflow of approximately $281,000 due to cash received on the exercise of warrants and employee stock options, partially offset by repayments of capital leases.

During the quarter, approximately $711,000 of computer hardware was acquired through a capital lease. The hardware relates to a specific long-term customer contract that includes monthly compensation for the carrying cost and maintenance of the equipment.

At July 31, 2005, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.	12

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.	13

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

NAVTECH, INC.	14

NAVTECH, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: September 7, 2005	By:	/s/ David Strucke
David Strucke,
Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard,
Chief Financial Officer

NAVTECH, INC.	15