Form 10KSB
period 2005-10-31
NAVTECH INC
filed 2006-01-30
CIK 790272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2005

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
_____________

Commission File Number 0-15362

NAVTECH, INC.
(Exact name of small business issuer in its charter)

Delaware	11-2883366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 207, 2340 Garden Road Monterey, California	93940
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (519) 747-1170

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [ ]

State issuer's revenues for its most recent fiscal year: $11,142,788

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of December 31, 2005, was $4,609,235.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  [X]  No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of shares outstanding of the issuer's common stock as of December 31, 2005 was 4,904,640 shares.

Transitional Small Business Disclosure Format.  Yes  [X]  No [ ]

DOCUMENTS INCORPORATED BY REFERENCE: none

NAVTECH, INC.

FORM 10-KSB

For the Fiscal Year Ended October 31, 2005

NAVTECH, INC.
2005 10-KSB

PART I

Forward-Looking Statements

This document contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-KSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that have been or may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under “Other Considerations” in Item 6 below), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Dollar Amounts

Whenever we state dollar amounts in this document, we mean United States dollars (unless we specifically indicate Canadian dollars).

Item 1. Description of Business

THE COMPANY

Navtech, Inc. (Navtech-US) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (Navtech-Canada), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (Navtech-UK), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Navtech, LLC, a wholly owned subsidiary of Navtech-Canada was formed in the State of Delaware in 2005. Navtech (Systems) AB, a wholly owned subsidiary of Navtech-Canada, was incorporated in Sweden in 2005.  When we refer to Navtech, we are speaking of Navtech-US and its subsidiaries.

Our U.S. office is located at 2340 Garden Road, Suite 207, Monterey, CA 93940. Our principal operations are based at 175 Columbia Street West, Suite 102, Waterloo, Ontario, Canada, N2L 5Z5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Bulletin Board under the symbol “NAVH”. For investor information, we can be reached at (519) 747-1170.

RECENT DEVELOPMENTS

Acquisition of European Aeronautical Group AB

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB.  The estimated purchase price for the EAG Acquisition was SEK 162,000,000 (approximately $20 million USD) in cash and possible future cash payments to a maximum of SEK 30,000,000 (approximately $3.7 million USD) conditional on the achievement of certain business performance measures.  The purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. The acquisition was financed with the preferred stock offering and the private placement described below. EAG provides aeronautical documentation and systems to the aviation industry including aeronautical charts and navigation data. In compliance with the Securities Exchange Act of 1934, we will be providing financial information related to EAG by way of an amendment to the Form 8-K filed by us on November 28, 2005.

NAVTECH, INC.
2005 10-KSB

Preferred Stock Offering

On November 22, 2005, we issued 1,600,000 shares of Series A Convertible Participating Preferred Stock, and warrants to acquire 100,000 shares of our common stock with an exercise price of $3.00, for $4,000,000 cash consideration. The proceeds were used to consummate the EAG acquisition. The terms of the preferred stock and warrants are summarized in Item 12 of this Annual Report.

Private Placement

 On November 22, 2005, Navtech-Canada, entered into a Note Purchase Agreement whereby Navtech-Canada agreed to sell (i) $6,000,000 Senior Subordinated Notes, with an interest rate of 9.0% and due 2011 and (ii) $15,000,000 Senior Subordinated Notes, with an interest rate of 12.5% and due 2011. In connection with the sale of the Senior Subordinated Notes, we also issued to the purchaser warrants to purchase 312,176 shares of common stock with an exercise price of $0.01. The proceeds received by Navtech-Canada in connection with the private placement were used to consummate the EAG acquisition.

BUSINESS OF THE COMPANY

We develop, market and support flight operations management systems for the commercial aviation industry. Our systems are designed to assist commercial passenger and cargo air carriers in the management of their daily flight operations.

We believe that our success is generally attributable to four factors. First, we offer best of breed solutions through our retention of a highly skilled and experienced technical and flight operations workforce that combine knowledge of both aviation and software development. Second, we employ a highly regarded technical and operations support team that provides customer service on a round-the-clock basis. Third, we have a broad customer base that includes small, medium and large airlines, and they consist of charter, cargo, and scheduled passenger carriers that operate in all geographic regions of the world. Finally, we have a reputation as an entrepreneurial organization capable of partnering and meeting the ever-changing needs of our customers to allow them to effectively compete in their marketplace.

Strategy

Our objective is to be the premiere provider of a complete and integrated flight operations management system to the airlines of the world. We will achieve this objective with a concentrated effort on continued product development and geographic expansion. We intend to continue to enhance our premiere flight planning, aircraft performance, and crew planning product lines; introduce our newly acquired aeronautical charts and FMS data into new geographic markets and build, license or acquire the operations control, reservation, aircraft maintenance and ground operations components to complete our overall integrated flight operations management system.

Industry Overview

The flight operations industry has undergone significant changes in recent years with a number of trends emerging that have had a significant impact on the marketplace. These trends have caused convergence of flight operations management systems as it relates to airspace management and the different functions required to efficiently manage airlines operations. The major trends are:

•	Significant increases in operating costs including labor, insurance and, most recently, security and fuel;
•	Rationalization of routes by the major network carriers in response to the general economic conditions and the increased competition from low fare carriers;
•	Strategic investments by airlines in the areas of operational planning, control, revenue and network management and customer loyalty;
•	Alliances of major airlines and their associated regional carriers creating virtual buying groups and substantial new competitors in market segments in which the individual airlines were weak;
•	Increased outsourcing of non-core business activities as a means of reducing costs.

NAVTECH, INC.
2005 10-KSB

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

Airline passenger traffic during our last fiscal year continued to recover after the tragic events of September 11, 2001 and the viral epidemic Severe Acute Respiratory Syndrome (SARS) early in 2003. However, the lingering effects of these events continue to depress the industry. Traffic has started to recover worldwide, in many regions such as North America and Europe, but ticket prices and yields have remained depressed due to the continued penetration of low cost carriers and the overcapacity of seats.

In recent years, airlines have reduced their capital expenditures, which has had a corresponding effect on our market. This resulted in an increased length of sales cycle and a reduction of the resources that prospective customers can apply to evaluating and improving internal systems. Finally, there have been new entrants in most segments of the crew scheduling and dispatch markets in recent years. These factors have combined to lead to price declines in certain product-market segments.

The more recent recovery and industry restructuring among airlines in North America and Europe, and the drive for increased operational efficiency within the airlines, has led to a significant increase in interest for certain products and services that we offer. As well, the continuing deregulation of the airline industry in Asia (excluding China and India) is leading to a record number of new start-up airlines, a phenomenon similar to the previous North American and more recent European industry cycles.

Market Trends

Trends in the airline industry have created a market for firms capable of creating a fully integrated operations management system that interfaces with legacy systems and performs all of the following required functions in an integrated fashion:

•	Flight Planning
•	Aircraft Performance
•	Aeronautical Charts
•	FMS Data
•	Airline Schedule and Commercial Planning
•	Crew Scheduling
•	Aircraft Maintenance
•	Ground Operations
•	Reservations

The flight support business is facing a technical paradigm shift, gradually moving from paper products to electronic solutions. Changes in customer requirements regarding functionality and interactivity are resulting in the combination of aeronautical data and software, in “paperless” operational use.

This will change the business model for providers of flight operations solutions and we think will result in further industry consolidation.

Current Solutions

Flight Plan Services

•
DispatchProTM & RODOSTM. These flight planning systems provide real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The systems bring together the requirements of flight planning, weather, Notices to Airmen (NOTAMs), communications, flight schedule maintenance, mapping, runway analysis, aviation communications, third-party integration

NAVTECH, INC.
2005 10-KSB

and management reporting. DispatchProTM and/or RODOSTM are currently used by customers in North America, Europe, and the Asia-Pacific region.

•
WebFPTM. WebFPTM is an Internet-based version of DispatchProTM available to airlines with smaller fleet sizes that may reduce their requirements for the more sophisticated functionality of our DispatchProTM product.

•
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

Aeronautical Charting

•
Route ManualTM & AeradTM. Route ManualTM and AeradTM products provide international Aerodrome and Enroute charts, and are available as a paper-based or electronic products. Aerodrome charts provide standard arrival and departure routes/procedures, approach procedures and aerodrome layout diagrams for international airports. Enroute charts provide the navigational and operational information for a required flight path.

Navigation Database Services

•
Navigation Database Services. Our FMS data service supports navigation databases for most major flight management systems. Databases are updated for each AIRAC cycle and tailored to an airline’s requirement, optimizing the use of its flight management system and minimizing processing costs.

Aircraft Performance Systems

•
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

•
ToDcTM. ToDcTM software allows the customer to perform aircraft take-off and landing performance calculations internally. With an integrated airport database and an interface to aircraft performance data provided by the aircraft manufacturer, the system enables the customer to produce the required take-off and landing data in a format specified by the user.

•
C.G. ProTM. Our aircraft weight and balance system, C.G. ProTM, incorporates aircraft first principles and technology to improve flight release processes and on-time effectiveness. The system is available for use on a stand-alone basis or across a network, and in both wide and narrow body aircraft, in passenger, freight or combination configurations.

Outsourced Services

•
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

NAVTECH, INC.
2005 10-KSB

Crew Management Systems

•
CLASSTM. CLASSTM, a preferential bidding system, allows the user to match available flying to an individual crew member’s preferences in order to produce and optimize a final crew schedule that respects contractual constraints and airline specific operating requirements. Today, our customers’ pilots and flight attendants use CLASSTM to bid their scheduling preferences globally via the Internet, which makes the process of crew planning simple and efficient. The system is a true win-win for the airline and its crew members and demonstrates extremely high overall crew satisfaction, and a reduction in crew-related expenses and crew planner work.

•
Cygnus™. In August 2003, we acquired the source code rights to a premium crew pairing optimizer, Cygnus™, in use by some of the world’s premiere airlines. A crew pairing optimizer is the primary tool available to airlines and crew planners in minimizing crew costs and ensuring operational effectiveness once the contract and marketing schedule are set.

•
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

Ancillary Products and Services

•
Customer Support. We offer comprehensive software support and customer account management in the United States, Canada, Africa, Europe, and the Asia Pacific region designed to maximize the benefits and utility of the software at the customer’s location. These services include training and installation support, software updates, including new system functionality and ongoing enhancements, and 24/7 telephone hot-line support. We believe that quality support services are a critical component of the customer’s satisfaction level. Our customer support services are provided from centers in Canada, the United Kingdom and Sweden.

•
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

Customers

We have a broad customer base that consists of all types of airlines carriers including leading international carriers, national airlines, large business jet operators, scheduled passenger, low cost airlines, charter, specialty cargo, commuter airlines, and recent start-up airlines. Our core market by number of aircraft has been small to medium sized air carriers that operate modern aircraft with fleet sizes of 5 - 100 aircraft; however, our customer base includes customers with one aircraft up to the largest carriers in the world. Our primary geographical markets are North America, Europe, India/Middle East, and the Asia Pacific region.

With the acquisition of EAG in November 2005, we have broadened our customer base from approximately 120 airlines to more than 250 worldwide. Approximately 65% of our customers are based in Europe, 25% in North America, 5% in Asia Pacific and the remainder in other regions including Africa and the Middle East.

As a result of significant professional services projects during this fiscal year, two customers combined represented 22% of our revenue in the fiscal year.

NAVTECH, INC.
2005 10-KSB

Industry Competition

The market for the flight support services and systems is intensely competitive and subject to rapid change. We expect competition to increase in the future as new market entrants and products come to market and consolidation of vendors continues. We believe that the principal competitive factors include product functionality, total cost of solution, support infrastructure, and underlying technology.

Our main competitors can be divided into three main categories:

•	Major airline information technology spin-offs such as Lufthansa’s Information Technology Software GmbH (Lufthansa Systems), The Sabre Group (a former subsidiary of American Airlines), and EDS;
•
Large aviation software vendors such as Jeppesen (owned by Boeing), Honeywell, SITA (the European aviation network provider), ARINC (the American aviation network provider), Kronos (providers of work-force management systems); and

•
Smaller independent companies with annual revenue of less than $20 million that have developed flight operations management solutions for commercial aviation, such as AIMS, Carmen Systems, Air Data, FWZ, and AOS

We believe that competitors that lack a full product portfolio will require a close cooperation or partnership with a major suppliers in order to survive. This has resulted in a number of consolidation transactions of the smaller independent companies in our industry during the last few years.

Marketing and Distribution

We employ a direct sales force to market our products and services in North America, Europe, and the Asia Pacific region through offices in Canada, the United Kingdom, Singapore and Sweden. In addition, we employ an account management team that provides customer and sales support and sells add-on services to existing customers. The further development of this team in fiscal 2005 and the acquisition of EAG will continue to enhance our ability to distribute new products to new and existing customers, expand our customer base into new geographical areas, and target different types and sizes of air carriers.

We have chosen to use direct sales as our primary means of distribution since (i) the nature of our sales transactions typically represent smaller recurring revenue streams; (ii) the number of potential customers is small; and (iii) the primary markets that we are currently targeting include modern industrial nations. However, we do employ sales agents to represent us in specific markets where local representation is required, or where language/cultural support is needed. The sales approach is revisited periodically and additional distribution partners may be secured if appropriate.

Product Development

Prior to the acquisition of EAG, most of our software products were developed internally. EAG has historically used third parties to assist in the development of software products and production tools. We plan to continue utilizing both our internal development resources and external development partners, depending on the nature of the development required for our products. We also purchase technology and license intellectual property rights.

We have established development methodologies and procedures that provide structure to our product development activities and allow us to track the efforts of the internal product development group. Development through third-party resources is also tracked by a quality management system and subject to ISO 9001-2000 certification in EAG’s United Kingdom and Swedish offices.

We communicate with our customers through account managers and user group meetings to determine the latest requirements of the operations department of an airline. The product management function within our business coordinates requirements and manages the life-cycle and positioning of our products.

During fiscal 2005 and 2004 (prior to the acquisition of EAG), we spent approximately $1,025,000 and $817,000, respectively, on product research and development activities. These amounts represented approximately 9% and 10%, respectively, of revenue in each of those years. We are committed to continuing our expenditures on research and product development.

NAVTECH, INC.
2005 10-KSB

Intellectual Property Rights

We regard all of our software products as proprietary. Our software products are generally licensed to end users on a “right to use” basis pursuant to a perpetual, non-transferable license that generally restricts the use of the software to the customer’s operations or third parties affiliated with the customer.

Government Regulations

We are not subject to any government regulations with respect to the operations of our business. It is an airline’s responsibility to ensure that the flight plan and other data meet all local civil aviation authority regulations and requirements.

Employees

As of December 31, 2005, we had a total of 256 employees (of which 252 were full time employees) located in the following countries:

•	75 in Canada
•	6 in the United States
•	83 in the United Kingdom
•	92 in Sweden

We are bound by collective bargaining agreements for our salaried staff in the Swedish office. These agreements are applicable to salaried employees of companies associated with the Swedish Air Transport Industry. We believe that our employee relations in each country where we maintain an office are good. We believe that our success will depend, to a large degree, upon our ability to attract and retain highly skilled, technical, managerial and sales personnel, and to retain personnel with flight operations expertise.

Prior to the acquisition of EAG in November 2005, we had a total of approximately 100 employees.

NAVTECH, INC.
2005 10-KSB

Item 2. Description of Property

We have offices in the following locations:

Monterey, California

Our U.S. office is located at Suite 207, 2340 Garden Road, Monterey, California. We moved to this location in March 2000 and we currently sublet approximately 750 square feet of office space for $2,400 per month pursuant to a sublease that expires in June 2006.

Waterloo, Ontario

Navtech-Canada leases approximately 11,000 square feet of office space at Suite 102, 175 Columbia Street West, Waterloo, Ontario. This location is used for flight operations, software development, customer support, sales, account management and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $19,000 Canadian (approximately $16,000 US) and terminates on October 31, 2006. We intend to relocate in October 2006 and expect the monthly facility costs to increase.

Crawley, West Sussex, UK

In order to support growth in the European market, we relocated in February 2005 to a larger facility, located at Mack House, Aviation Court, Crawley, West Sussex, UK. This office encompasses approximately 3,200 square feet of space and is used for flight operations, customer support, sales and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately £4,000 (approximately $7,000 US) and expires May 2008.

Our total rent expense was approximately $330,000 for the year ended October 31, 2005. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

As part of the acquisition of EAG in November 2005 we acquired offices in the following locations:

Hersham, Surrey,UK

European Aeronautical Group UK Ltd leases approximately 12,700 square feet at Hersham House, Lyon Road, Walton-on-Thames, Surrey. This location supports the Aerad charting and Navdata product lines including production, sales, customer support and administration. The monthly rent is approximately £22,400 (approximately $39,200 US) and the lease expires in June 2010.

Northolt, Middlesex, UK

European Aeronautical Group UK Ltd also leases approximately 7,000 of square feet at Building 106 RAF Northolt, Middlesex, which is on an English Ministry of Defence site near Heathrow Airport. The premises are used for storage, packing and distribution of aeronautical charts. The monthly rental is £8,750 (approximately $15,300 US). The lease expires at the end of July 2006.

Häggvik, Sollentuna - Stockholm

European Aeronautical Group AB leases approximately 21,000 square feet of office space at Hammarbacken 12 in Sollentuna Stockholm. The monthly rent is SEK 367,000 (approximately $47,700 US) pursuant to a sublease that expires in December 2008.

NAVTECH, INC.
2005 10-KSB

Item 3. Legal Proceedings

There are no significant outstanding legal proceedings.

NAVTECH, INC.
2005 10-KSB

Item 4. Submission of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2005.

NAVTECH, INC.
2005 10-KSB

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “NAVH”. The high and low closing bid prices of the common stock are listed below by fiscal quarter. These prices represent prices between dealers; they do not include retail markup, markdown or commission. These are bid prices only and do not represent actual transactions.

	High	Low
Year Ended October 31, 2005
Fourth Quarter	$3.25	$2.20
Third Quarter	5.50	1.96
Second Quarter	2.55	1.65
First Quarter	1.80	1.06

Year Ended October 31, 2004
Fourth Quarter	$1.18	$1.05
Third Quarter	1.15	0.98
Second Quarter	1.09	0.70
First Quarter	0.75	0.40

Shareholders

Our transfer agent has advised that the approximate number of record holders of common stock at December 31, 2005 was 316.

Dividends

We have paid no cash dividends on the common stock and we do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends on our common stock is also affected by the dividend restrictions contained the note purchase agreement referred to Item 1 of this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2005.

NAVTECH, INC.
2005 10-KSB

Item 6. Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

The following table shows our annual results of operations for fiscal years 2005 and 2004 (in thousands except per share amounts):
	Results of Operations		Percentage of Total Revenue
	For the year ended October 31,		For the year ended October 31,
	2005	2004	2005	2004
REVENUE
Service fees	$8,108	$7,129	73%	90%
Professional services	1,750	725	16	9
Hardware revenue	1,285	47	11	1
Total revenue	11,143	7,901	100	100

COSTS AND EXPENSES
Cost of services	4,985	4,183	45	53
Cost of hardware revenue	1,063	47	10	1
Research and development	1,025	817	9	10
Selling and marketing	1,588	1,178	14	15
General and administrative	1,869	1,443	17	18
Total costs and expenses	10,530	7,668	95	97
Income from operations	613	232	5	3
Other income (expense)
Interest expense	(29)	(32)	-	-
Interest revenue	-	3	-	-
	(29)	(29)	-	-
Income before income taxes	584	203	5	3
Recovery of income taxes	89	191	1	2
Net earnings	673	394	6%	5%
Net earnings per share
Basic	$0.14	$0.09
Diluted	$0.13	$0.07

Overview

For fiscal 2005, our total revenues increased $3,242,000, or 41%, to $11,143,000 as compared to $7,901,000 in fiscal 2004. Our income from operations was $613,000 and net earnings were $673,000 in fiscal 2005, compared with fiscal 2004 income from operations of $232,000 and net earnings of $394,000.

The recent appreciation of major currencies relative to the US dollar had an adverse effect on our income from operations and net earnings in fiscal 2005. The majority of our revenues (77%) are denominated in US dollars, while 77% of our expenditures are denominated in currencies other than the US dollar.

For the year ended October 31, 2005, the relative appreciation of other currencies relative to the US dollar resulted in an increase in total revenues of approximately $190,000, offset by an increase in costs and expenses of approximately $580,000.

The following summarizes the approximate changes in costs and expenses in fiscal 2005 as compared to fiscal 2004, excluding the impact of changes in relative currency values:

•	Cost of services increased $513, or 12%

•	Cost of hardware revenue increased $925, or 1968%

•	Expenditures on research and development increased $225,000, or 32%

•	Selling and marketing expenses increased $351,000, or 30%

•	General and administrative expenses increased $371,000, or 26%

NAVTECH, INC.
2005 10-KSB

Critical Accounting Policies

The preparation of this report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The application of accounting policies that are reflective of significant estimates could result in materially different results under different assumptions and conditions, and actual results may differ from the estimates used.

We consider accounting policies to be critical when there is significant complexity or judgment involved in their application. We have identified the policies below as critical to the understanding of our results of operations.

All significant accounting policies are disclosed in Note 2 to the consolidated financial statements contained in Item 7.

Revenue recognition

Please refer also to our revenue recognition policy in Note 2 to the consolidated financial statements contained in Item 7.

We generate revenue from the following primary sources: (i) monthly subscription fees which include monthly software license, hosting services, customer support and data services; (ii) professional services consisting of software configuration and custom programming; and (iii) the sale of computer hardware.

To determine the appropriate revenue recognition, we consider the terms of the contracts, taken as a whole, under which services are to be provided. Depending on the terms of these contracts, we recognize revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), or SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The application of these requirements may involve significant judgment in terms of estimates and assumptions.

For certain contracts we also apply the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires us to evaluate each deliverable to determine whether it represents a separate unit of accounting based on certain criteria. Based on that assessment, each identified unit of accounting is accounted for under the applicable revenue recognition guidance.

We have classified our products and service revenue under the following categories and revenue recognition policies:

a)	Service fees

Service fees revenue consists of monthly subscription fees which include monthly software license, hosting services, customer support and data services.

We recognize subscription fee revenue as the services are provided on a monthly basis.

We recognize revenues related to a hosting arrangement under SOP 97-2 only if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Hosting arrangements that do not give the customer such an option are service contracts for which we recognize the revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 104.

NAVTECH, INC.
2005 10-KSB

b)	Professional services

Professional service revenue consists of software configuration and custom programming.

When customer contracts relate to customized software development and the customer has the right to, or has possession of the software, we recognize revenue under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, we recognize revenue based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. We evaluate profit estimates on long-term contracts on a regular basis and revise if necessary based on changes in circumstances. Any losses on contracts are recognized in the period that such losses become known.

c)	Hardware revenue

Sales of hardware include arrangements where we provide hosting equipment to our customers.

In circumstances where we provide specific computer equipment to fulfill obligations under hosting arrangements, we recognize revenue under EITF Issue No. 01-8, “Determining whether an Arrangement Contains a Lease.” We record a sale of hardware under a capital lease arrangement if the conditions meet the definition of a sales-type lease as defined in Statement of Financial Accounting Standard (“SFAS”) 13.

Income taxes

Please refer also to our accounting policy related to income taxes in Note 2 to the consolidated financial statements contained in Item 7.

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse.

The majority of our deferred tax assets relate to losses and income tax credits from prior years available to reduce income taxes payable in future years in certain jurisdictions. The measurement of our deferred tax asset involves judgment as to whether it is more likely than not that the benefit of the losses and credits will be realized. We reduce our deferred tax asset by a valuation allowance in circumstances we believe this criteria is not met.

Recently Issued Accounting Pronouncements

Stock-based compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R effective October 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the

NAVTECH, INC.
2005 10-KSB

retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

We are evaluating the requirements of SFAS No. 123R and SAB 107 and have not yet quantified the impact of SFAS No. 123R on the future consolidated results of operations and earnings per share.

Exchanges of non-monetary assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Principle Board Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This standard is in effect for exchanges occurring in fiscal years beginning after June 15, 2005. We do not expect that the adoption of this standard will have a significant impact on our consolidated financial statements.

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

NAVTECH, INC.
2005 10-KSB

Revenue

Over the past several years we have derived revenue from the following sources: (i) service fees from the provision of flight planning services, runway analysis services, weather and NOTAMs data, crew management services, and ongoing customer support; (ii) professional services associated with customer specific software configuration or customized software development, and (iii) the sale of hardware in conjunction with the initiation of services for a new customer.

Total revenue was approximately $11.1 million in fiscal 2005, an increase of 41% from approximately $7.9 million in fiscal 2004.

Service fees

Revenue from service fees increased $979,000, or 14%, to approximately $8.1 million in fiscal 2005 from approximately $7.1 million in fiscal 2004. This increase is due primarily to:

•
an increase in service fees for the provision of flight planning and runway analysis services of $0.9 million; this increase is primarily the result of long-term contracts with new customers, the majority of which were with airlines based in Europe and Asia-Pacific

•	an increase in service fees for the provision of crew management services in North America of $0.2 million.
•	a decrease in service fees associated with the supply of weather and NOTAMs data of $0.1 million.

Professional services

Revenue from professional services increased $1,025,000, or 141%, to approximately $1.8 million in fiscal 2005 from approximately $0.7 million in fiscal 2004. This increase is due to the number and size of new customers added during the year for crew management services. The crew management products typically involve higher levels of systems consulting, configuration and custom programming than the flight planning and runway analysis services.

Hardware revenue

Revenue from hardware sales increased $1,238,000 to approximately $1.3 million in fiscal 2005 from $47,000 in fiscal 2004. This increase is due to unusually large sales of hardware to two new crew management customers during the year.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United States, Canada and Europe, although we also have customers located in Mexico, Africa, South America, and the Asia Pacific region.

The following table shows total revenues on a customer geographic basis for fiscal 2005 and 2004 (in thousands):

	Total Revenue
	2005	2004
United States, Mexico, South America and other	$6,984	$5,476
Canada	2,541	1,075
Europe, Africa, Middle East and Asia Pacific	1,618	1,350
	$11,143	$7,901

NAVTECH, INC.
2005 10-KSB

Costs and Expenses

Overall, the recent appreciation of major currencies relative to the US dollar has increased our total costs and expenses as reported in US dollars. The majority of our expenditures, including personnel costs, originate in Canada or the United Kingdom. Consequently, the relatively stronger currencies in those countries have effectively increased our costs and expenses as reported in US dollars. For the year ended October 31, 2005, the relative appreciation of other currencies relative to the US dollar has resulted in an increase in our total costs and expenses by approximately $580,000 as compared to fiscal year 2004.

Cost of services

Costs of services consist mainly of personnel and other expenses related to providing flight planning, runway analysis and crew management services, ongoing customer support and professional services. Also included in operating expenses are the communication costs associated with the provision of flight planning services and customer support.

The following table shows the major components of operating expenses for fiscal years 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$2,954	$2,465	20%
Communication costs	863	809	7
Rent	330	240	38
Royalties	253	189	34
Travel	185	123	50
Depreciation	166	133	25
Other	234	224	4
	$6,048	$4,230	43%

Excluding the impact of changes in relative currency value, the cost of services increased by $0.5 million, or 12%, in fiscal 2005.

Excluding the impact of changes in relative currency values, salaries and benefits increased 11% from the prior year. This increase was primarily a result of staffing increases in the quality assurance, installation management and customer support groups to support the current and anticipated future growth of our customer base.

Excluding the impact of changes in relative currency values, communication costs increased 5% from the previous year as a result of the increase in services provided during the year.

Excluding the impact of changes in relative currency values, rent expense increased 30% from the prior year. This increase was a result of higher costs associated with the relocation and expansion of our UK office during fiscal 2005.

Royalty costs, which are all denominated in US dollars and paid as a direct percentage of the related revenue, increased by 34% in fiscal 2005. This increase is a direct result of an increase in monthly service volumes and an increase in the proportion of revenues subject to royalties.

Excluding the impact of changes in relative currency values, travel costs increased 41% from the prior year. This increase was a direct result of an increase in the number of customer contracts and a broader geographic focus.

NAVTECH, INC.
2005 10-KSB

Cost of hardware revenue

Excluding the impact of changes in relative currency values, the cost of hardware sales increased $925,000 to approximately $1.1 million from $47,000 in the prior year. This increase was primarily a result of unusually large sales of hardware to two new customers of crew management services during the year.

Research and development

Prior to the acquisition of EAG, all research and development activities had been undertaken in Canada. Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible research and development expenditures. Federal tax credits are generated at a rate of 20% of qualifying expenditures and provincial refundable tax credits are generated at a rate of 10% of qualifying expenditures. The Federal tax credits are available to reduce future income taxes payable. The provincial credits may not be available in the future due to increases in our Canadian taxable income. In accordance with GAAP, these credits are recorded as a reduction of our provision for income taxes. We expect to continue research and development activities in Canada; however, research and development related to the products acquired through the EAG acquisition may take place in other jurisdictions.

Excluding the impact of changes in relative currency values, research and development expenses increased approximately $225,000 in fiscal 2005, or 32%. Research and development costs are primarily wages and benefits for staff directly involved in research and development activities. The increase in costs is a result of a continued concentration of effort on new development aimed at improving the competitiveness of our products and expanding our product suite. We anticipate research and development will continue to be an area of focus in 2006. Research and development costs decreased as a percentage of revenues during fiscal 2005 to 9% from 10% in fiscal 2004, primarily due to the unusually high proportion of hardware sales in this fiscal year. Research and development expenditures as a percentage of revenue, excluding hardware revenue, were 10% in fiscal 2005 and 2004.

Selling and marketing expenses

The following table shows the major components of selling and marketing expenses for fiscal 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$1,165	$881	32%
Travel	278	221	26
Marketing and trade shows	124	58	114
Other	21	18	17
	$1,588	$1,178	35%

Excluding the impact of changes in relative currency values, total selling and marketing expenses increased by approximately $351,000, or 30%, in fiscal 2005.

Excluding the impact of changes in relative currency values, salaries and benefits increased approximately $235,000, or 27%, as a result of a larger sales force and account management team with an expanded geographic focus.

Excluding the impact of changes in relative currency values, travel expenses have increased approximately $49,000, or 22%, also as a result of a larger sales force and account management team with an expanded geographic focus.

Marketing costs, which were primarily denominated in US dollars, increased $65,000 as a result of additional events that were held or attended in 2005 but not in the prior year.

As we continue to expand our product scope and geographic focus, we intend to dedicate further resources to our sales and marketing efforts. As a result, we anticipate that our selling and marketing expenses will increase further in fiscal 2006.

NAVTECH, INC.
2005 10-KSB

General and administrative expenses

The following table shows the major components of general and administrative expenses for fiscal 2005 and 2004 (in thousands except percentage amounts):

	2005	2004	Percentage Change
Salaries and benefits	$657	$512	28%
Professional and consulting	298	224	33
Insurance	218	216	1
Telephone	182	157	16
Travel	73	53	38
Provision for bad debts	184	91	102
Loss on foreign exchange	24	60	(60)
Depreciation	35	28	25
Other	198	102	94
	$1,869	$1,443	30%

Excluding the impact of changes in relative currency values, general and administrative expenses increased by approximately $371,000, or 26%, in fiscal 2005.

Excluding the change in relative currency values, salaries and benefits increased approximately $95,000, or 19%, in fiscal 2005 due to an increase in personnel and compensation costs for general and administrative positions.

Excluding the change in relative currency values, professional fees increased approximately $65,000, or 29%, in fiscal 2005 as a result of additional costs associated with increasing regulatory requirements associated with the public markets.

There was no significant change in fiscal 2005 in insurance costs, which are primarily denominated in US dollars.

Excluding the change in relative currency values, telephone costs increased approximately $16,000, or 10%, in fiscal 2005 as a result of increased staffing levels and a broader geographic focus.

Provision for bad debts increased approximately $92,000, or 101%, as a result of a number customers filing for Chapter 11 protection during the 2005 fiscal year.

We incurred a loss on foreign exchange of approximately $24,000 during fiscal 2005 compared to a loss of approximately $60,000 during fiscal 2004. The relative depreciation of the US dollar was smaller in the 2005 fiscal year compared to the previous year, resulting in a smaller impact on net monetary assets held in foreign currencies.

Other Income (Expense)

Interest expense decreased approximately $3,000, or 10%, to approximately $29,000 in fiscal 2005 from approximately $32,000 in fiscal 2004. The reduction in interest expense was due to the elimination of long-term debt balances during fiscal 2004 as well as the continued improvement in our working capital that has resulted in a decrease in short-term borrowings during 2005.

Interest revenue was Nil in fiscal 2005 compared to approximately $3,000 in fiscal 2004. Interest revenue in the previous year related primarily to interest received on the settlement of a tax appeal from a prior period.

Recovery of Income Taxes

Recovery of income taxes was approximately $89,000 in fiscal 2005 as compared to approximately $191,000 in fiscal 2004. The recovery in 2005 is predominantly related to the recognition of future tax benefits from research and development tax credits, partially offset by the current year’s income tax provision. The recovery in 2004 represented Canadian investment tax credits for the 2002 and 2003 fiscal years which were filed and assessed during fiscal 2004.

NAVTECH, INC.
2005 10-KSB

The tax benefits resulting from tax losses in the United States and the United Kingdom have not been recognized due to the uncertainty regarding future profitability in those jurisdictions.

Net Earnings

The financial statements reflect net earnings of approximately $673,000 for fiscal 2005, as compared to approximately $394,000 for fiscal 2004.

An increase in our revenue of approximately $3,242,000 was offset by a net increase in costs and expenses (including interest) of approximately $2,861,000, resulting in a net increase in earnings before income taxes of approximately $381,000. Net earnings increased $279,000 between fiscal 2004 and 2005 as there was a recovery of approximately $89,000 of income taxes in 2005, compared to the recovery of approximately $191,000 in 2004.

Acquisition of EAG

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB.  In compliance with the Securities Exchange Act of 1934, we will be providing financial information related to EAG by way of an amendment to the Form 8-K filed by us on November 28, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, our available funds consisted of approximately $444,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the facility at October 31, 2005 to finance the purchase of hardware re-sold to customers. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2006.

We also have lease credit facilities in the amount of $710,000, the full amount of which was drawn upon as at October 31,2005. The lease facilities are subject to the same terms and conditions as the operating line of credit.

At October 31, 2005, our working capital had increased to $1,008,000 from $152,000 at October 31, 2004.

Cash flows from operating activities for the year ended October, 31 2005 accounted for a net inflow of approximately $4,000 primarily based on the net earnings of $673,000 for the year, depreciation of approximately $237,000 and provision for uncollectible accounts of approximately $184,000, offset by an increase in deferred taxes of approximately $25,000 and a decrease in net operating assets of approximately $1,070,000.

Cash flows from investing activities for year ended October, 31 2005 represent a net outflow of approximately $263,000 due to the purchase of capital assets.

Cash flows from financing activities for the year ended October, 31 2005 represent a net inflow of approximately $292,000 due to cash received on the exercise of warrants and employee stock options, partially offset by repayments of capital leases.

At October 31, 2005 we had no significant capital commitments.

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB.  The purchase price for the EAG acquisition was SEK 162,000,000 (approximately $20 million USD) in cash and possible future cash payments to a maximum of SEK 30,000,000 (approximately $3.7 million USD) conditional on the achievement of certain business performance measures. The purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. In conjunction with this transaction we received $21 million on completion of a private placement of senior subordinated notes and $4 million on completion of a preferred stock offering. The total proceeds of $25 million were used to fund the approximately $20 million due on the closing of the acquisition, cover expenses associated with the transactions and provide for future

NAVTECH, INC.
2005 10-KSB

working capital requirements. We believe this provides sufficient liquidity to fund our current operating requirements. The terms of the senior subordinated notes are summarized in Item 1 of this Annual Report. The terms of the preferred stock are summarized in Item 12 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

None

OTHER CONSIDERATIONS

Uncertainty of Future Operating Results; Industry volatility

While our operating results were positive during fiscal 2005 and fiscal 2004, future operating results may vary significantly due to the volatility of our industry. The airline industry has been subject to significant change in recent years due to factors including the tragic events of September 11, 2001, the viral epidemic Severe Acute Respiratory syndrome (SARS), and the recent volatility fuel costs. As a result of volatility in the industry, several large carriers have filed for bankruptcy over the past four years. The continued impact of these factors, or the impact of future events cannot be predicted. The bankruptcy of one or more significant customers can have a material adverse effect on future reports results of operations and financial condition.

Global Economic and Political Conditions

Our operating results may vary significantly based upon the impact of changes in global economic and political conditions on our customers. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that could negatively impact the financial health of several of our customers. In fiscal 2005, only 2% of our revenues were derived from customers with significant operations in Africa or the Middle-East, thus mitigating this risk.

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

Risk of Exchange Rate Fluctuations

Our cash inflows from sales contracts are denominated in various currencies. The relative proportion of these currencies is different from the proportion of currencies required for payment of our operating expenses. Adverse fluctuations in exchange rates of the currencies of sales contracts relative currencies of operating expenses, or fluctuations in the exchange rates of the currencies of sales contracts or operating expenses relative to our reporting currency may have an adverse effect on future reported results of operations and financial condition. In addition, cash flows from operations are comprised of various currencies while the recently issued senior subordinated debt is denominated in US dollars. Adverse fluctuations in exchange rates of the currencies providing operating cash flows relative to the US dollar may impact our ability to finance our debt. We intend to evaluate possible currency hedging strategies in 2006.

Uncertain Protection of Intellectual Property Rights

Our success depends significantly on our proprietary technology. We rely on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish

NAVTECH, INC.
2005 10-KSB

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

Retention of Key Customers

During fiscal 2005, two of our customers accounted for 22% of our total revenue. Our customer base changed significantly with the acquisition of EAG; however, it is expected that in the future certain customers will account for a significant portion of our revenue. The loss of any customer that accounts for a significant portion of our revenue would have an adverse effect on future reported results of operations and financial condition.

Attraction and Retention of Key Personnel

Execution of our strategic plan requires us to attract and retain talented and qualified employees. Our success is highly dependent on our ability to identify, hire, train and retain highly qualified technical and sales and marketing personnel with flight operations experience. Competition for such personnel is always strong, and there can be no assurance that we will be successful in our efforts. This may have a material adverse effect on future reported results of operations and financial condition.

Integration of Acquired Companies or Assets

We have recently completed the acquisition of a company of significant size in relation to us, and expect that we may in the future acquire additional complementary companies, products, services or technologies. The risks we may encounter include: the acquired company or assets do not further improve our financial and strategic position as planned; difficulty integrating the operations and personnel of the acquired business; difficulty retaining the technical skills needed to provide services on the acquired products; difficulty incorporating the acquired technologies or products with our existing product lines; product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products; our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns; difficulty maintaining uniform standards, controls, procedures and policies; our relationships with current and new employees, customers and distributors could be impaired; increased litigation risk including litigation from terminated employees or third parties; and our due diligence process may fail to identify significant issues with the target company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters. These factors could have a material adverse effect on future reported results of operations and financial condition, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions, existing stockholders’ interests may be diluted and earnings per share may decrease.

NAVTECH, INC.
2005 10-KSB

Ability to Adapt to Technological Change

We operate in a competitive industry in which technological change, evolving industry standards, changes in customer requirements and the potential of new product introductions and enhancements play a significant role. Our ability to compete effectively is dependant on our ability to keep pace with these changes, and a failure to do so would have an adverse impact on future reported results of operations and financial condition.

Ability to Produce Quality Products

The software and services we offer are inherently complex. Despite testing and quality control, we cannot be certain that errors will not be found in current versions, new versions, or enhancements of our products once in use by customers. If new or existing customers have difficulty deploying our products or require significant amounts of customer support, future reported results of operations and financial condition could be adversely affected. Moreover, we could face possible claims and higher development costs if our software contains undetected errors or if we fail to meet our customers’ expectations.

Ability to Service Debt

In conjunction with the acquisition of EAG, we incurred a significant amount of debt in the form of senior subordinated notes. We are dependant on the future cash flows of the acquired business to be able to fulfill our obligations under this debt. If the financial performance of the combined business fails to meet our objectives we may have difficulty fulfilling the obligations under the debt, and failure to do so could have an adverse effect on future reported results of operations and financial condition.

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
2005 10-KSB

Item 7. Financial Statements

The financial statements begin on Page F-1 following Item 14 hereof.

NAVTECH, INC.
2005 10-KSB

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

NAVTECH, INC.
2005 10-KSB

Item 8a. Controls And Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.
2005 10-KSB

Item 8b. Other Information

None.

NAVTECH, INC.
2005 10-KSB

PART III

Item 9. Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices
David Strucke	37	President, Chief Executive Officer, Secretary and Director
Gordon Heard	37	Chief Financial Officer
Thomas D. Beynon	64	Director
Michael Jakobowski	46	Director
Michael Ueltzen	60	Director
John Hunt	40	Director
Andrew M. Snyder	35	Director

David Strucke has served as our President, Chief Executive Officer, Secretary and a director since November 2001. Mr. Strucke also served as our Chief Financial Officer from January 2000 to November 2003. Mr. Strucke served as Vice President - Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting and a Business Analyst from January 1999 to October 1999. Prior to joining us, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions for an automotive capital equipment manufacturer and performed financial and accounting consulting work for manufacturing companies from 1996 to 1998. Mr. Strucke obtained a Masters of Business Administration from Wilfrid Laurier University and is a graduate of the University of Waterloo with a Bachelor’s degree in Science in Engineering. Mr. Strucke has lectured on Introductory Finance for the undergraduate business program at Wilfrid Laurier University.

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

Thomas D. Beynon is a partner in the Waterloo, Ontario law firm of McCarter Grespan Beynon Thompson LLP and a member of the Law Society of Upper Canada. He has been with the firm since March 1996. Prior to this, Mr. Beynon spent six years with the law firm, Sims Clement Eastman, from 1991 to 1996. Mr. Beynon serves as Corporate Secretary of Virtek Vision International Inc., a public company, and is a director of a number of private companies. Mr. Beynon has served as one of our directors since July 2000.

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

NAVTECH, INC.
2005 10-KSB

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

John Hunt is a partner at ABRY Partners, LLC (ABRY). Mr. Hunt joined ABRY in 2004. ABRY, headquartered in Boston, MA, is a private equity firm focused on the media and communications industry. Mr. Hunt is also co-head of ABRY Mezzanine Partners, LP. From 1990 until May 2004, Mr. Hunt was a general partner at Boston Ventures Management, Inc., a media and communications focused private equity fund. Mr. Hunt serves on the board of SoftBrands, Inc. and on the boards of a number of private companies. Mr. Hunt has served as one of our directors since November 2005.

Andrew M. Snyder is the President of Cambridge Information Group (CIG), a privately owned group of information services, publishing, and education companies. Mr. Snyder has been with CIG since 2003, and is also Chairman of CIG’s subsidiary, RR Bowker.  Prior to joining CIG, Mr. Snyder spent seven years at the Goldman Sachs Group, most recently as Vice President in the Principal Investment Area.  He also spent one year as the Assistant to the Chairman. Mr. Snyder graduated from the Wharton School at the University of Pennsylvania, and earned a J.D. from Georgetown University Law Center. He is a member of the Bar of the State of New York.  Mr. Snyder has served as one of our directors since November 2005.

Each director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his successor is elected or appointed and qualified.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Jakobowski, a member of the Audit Committee of the Board, is an “audit committee financial expert,” as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Jakobowski is not an “independent director” based on the definition of independence in Rule 4200A(a)(14) of the listing standards of the National Association of Securities Dealers currently applicable to small business issuers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of Forms 3 and 4 furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2005, all officers, directors and 10% stockholders were in compliance with Section 16(a) filing requirements except that, on two occasions, John Bethanis, a 10% stockholder, filed a Form 4 late (each form reported one transaction late), and Cambridge Information Group, Inc., a 10% stockholder, filed its Form 3 late.

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

NAVTECH, INC.
2005 10-KSB

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years of all of our executive officers as of October 31, 2005, and of one additional individual, who had a total salary and bonus for such year in excess of $100,000.

		Annual Compensation			Long-Term Compensation
Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Common Stock Underlying Options
David Strucke, Chief Executive Officer	2005 2004 2003	$156,215 $130,807 $118,675	$65,876 $32,417 $23,734	-0- -0- -0-	-0- 50,000 -0-
Gordon Heard, Chief Financial Officer(1)	2005 2004	$117,460 $ 98,664	-0- -0-	-0- -0-	-0- 50,000
Britt Bowra, Vice President - Client Services	2005 2004 2003	$113,179 $94,631 $77,092	-0- -0- $6,107	-0- -0- -0-	-0- -0- -0-
Derek Dawson, Vice President - Sales and Business Development(2)	2005 2004 2003	$182,691 $136,889 $112,122	-0- -0- -0-	-0- -0- -0-	-0- 40,000 -0-

(1)	Mr. Heard joined Navtech as Chief Financial Officer in November 2003.
(2)	Mr. Dawson resigned from Navtech effective November 18, 2005.

Option Tables

OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2005

There were no option grants during the fiscal year ended October 31, 2005.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2005 AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at October 31, 2005	Value of Unexercised In-the-Money Options at October 31, 2005
Name			Exercisable/Unexercisable	Exercisable/Unexercisable
David Strucke	50,000	$98,438	150,000/-0-	$68,000/$Nil
Gordon Heard	-0-	-0-	50,000/14,062	$45,250/$10,547
Britt Bowra	20,000	$19,975	-0-	-0-
Derek Dawson	50,000	$70,938	-0-	-0-

NAVTECH, INC.
2005 10-KSB

Long-Term Incentive Plan Awards

No awards were made to Messrs. Strucke, Heard, Bowra, or Dawson during the fiscal year ended October 31, 2005 under any long-term incentive plan.

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

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

We have entered into an employment agreement with Mr. Strucke that provides for an annual base salary of $265,000 (CDN) ($230,000 USD). In addition, Mr. Strucke is eligible for an annual performance bonus of $132,500 (CDN) ($115,000 USD) based upon the achievement of specific performance objectives established by our Board’s Human Resources and Compensation Committee. In the event we terminate Mr. Strucke’s employment without cause, he would be entitled to receive an amount equal to 12 months base salary, and an additional month base salary for every year of service after November 1, 2005 to a maximum entitlement of 18 months.

We have entered into an employment agreement with Mr. Heard that provides for an annual base salary of $185,000 (CDN) ($160,000 USD). In addition, Mr. Heard is eligible for an annual performance bonus of $37,000 (CDN) ($32,000 USD) based upon the achievement of specific performance objectives established by our Board’s Human Resources and Compensation Committee. In the event we terminate Mr. Heard’s employment without cause, he would be entitled to receive an amount equal to six months base salary.

NAVTECH, INC.
2005 10-KSB

Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters

Security Ownership

At December 31, 2005, we had two classes of stock outstanding: common stock and series A convertible participating preferred stock. We refer to the series A convertible participating preferred stock as the “series A preferred stock.” We refer to the common stock and the series A preferred stock together as “capital stock.” On December 31, 2005, there were outstanding 4,904,640 shares of common stock and 1,600,000 shares of series A preferred stock. Each share of common stock entitles the holder to one vote on each matter submitted to stockholders. Each share of series A preferred stock is convertible, at the holder’s option, into one share of common stock, and entitles the holder to one vote on each matter submitted to stockholders. We refer to the number of votes the holder of a share of capital stock is entitled to cast as the share’s “voting power” and the aggregate of all votes entitled to be cast by a holder of capital stock as that holder’s “total voting power.” In calculating the number of votes to which a holder of series A preferred stock is entitled, any shares issuable upon the conversion of accrued but unpaid dividends are disregarded.

The following table sets forth certain information regarding our outstanding common stock and series A preferred stock beneficially owned as of December 31, 2005 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our common stock and series A preferred stock,
•	each present director,
•	each person named in the Summary Compensation Table above, and
•	all of our present executive officers and directors as a group

NAVTECH, INC.
2005 10-KSB

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock		Percent of Total Voting Power
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Robert N. Snyder (1)	2,215,000 (2)(3)	35.8%	1,200,000(4)	75%	33.7%
Alain Mallart 38 avenue des Klauwaerts 1050 Brussels, Belgium	1,123,670 (3)(5)	21.1%	400,000(6)	25%	17.2%
John Bethanis 11420 S W 109th Raod Miami Florida	978,766 (7)	20.0%	-	-	15.0%
Dorothy English (8)	358,958 (3)	7.3%	-	-	5.5%
Michael Ueltzen 5801 Lee Highway Arlington, Virginia	345,000 (3)(9)	7.0%	-	-	5.3%
John Hunt 111 Huntington Avenue Boston, Massachusetts	310,791 (10)	6.0%	-	-	4.6%
David Strucke (8)	240,000 (11)	4.7%	-	-	3.6%
Michael Jakobowski (1)	78,500 (12)	1.6%	-	-	1.2%
Thomas D. Beynon 675 Riverbend Drive Kitchener, Ontario, Canada	70,000 (13)	1.4%	-	-	1.1%
Andrew M. Snyder (1)	53,240 (3)(14)	1.1%	-	-	*
Gordon Heard (8)	39,062 (15)	1.0%	-	-	*
Derek Dawson (8)	35,000	*	-	-	*
Britt Bowra (8)	20,000	*	-	-	*
All executive officers and directors as a group (7 persons)	1,136,593 (3)(9)(10)(11)(12) (13)(14)(15)	20.5%	-	-	15.9%

* Less than 1%

(1)	Address is 7200 Wisconsin Avenue, Bethesda, Maryland
(2)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Includes (i) 1,200,000 shares that are issuable upon the conversion of series A preferred stock held by Cambridge Information Group, Inc. (“Cambridge”), of which Robert N. Snyder is the controlling shareholder, (ii) 75,000 shares that are issuable upon the exercise of warrants held by Cambridge that are currently exercisable, and (iii) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Robert N. Snyder is a general partner. Robert N. Snyder shares voting and dispositive control over the shares held by Cambridge. Excludes shares that are issuable upon the conversion of accrued and unpaid dividends on the series A preferred stock.

(3)	Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Robert N. Snyder, Andrew M. Snyder, Republic Electronics Corporation (of which Michael Ueltzen, one of our directors, is the majority shareholder, President and Chief Executive Officer), Externalis S.A. (formerly known as Finextern S.A.) (of which Alain Mallart is the controlling shareholder), and Dorothy English, among others, are parties to a Shareholders Agreement, dated as of March 4, 2005, relating to the 2,525,868 shares of common stock collectively beneficially owned by them at such time. Except as indicated in the footnotes hereto, each party to the Shareholders Agreement has the sole power to vote or direct the vote, and the sole power to.

NAVTECH, INC.
2005 10-KSB

dispose or direct the disposition of, its respective shares. Pursuant to the Shareholders Agreement, the parties have agreed, among other things, and subject to limited exception, to vote in favor of the election to our Board of those persons nominated to serve as directors by our Board. The term of the Shareholders Agreement is five years, or less under certain circumstances.
(4)	Represents shares owned by Cambridge, of which Robert N. Snyder is the controlling shareholder. Robert N. Snyder shares voting and dispositive control over the shares held by Cambridge.
(5)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Represents (i) 698,670 shares held by Externalis S.A., (ii) 400,000 shares that are issuable upon the conversion of series A preferred stock held by Externalis S.A. and (iii) 25,000 shares that are issuable upon the exercise of warrants held by Externalis S.A. that are currently exercisable. Mr. Mallart is the controlling shareholder of Externalis S.A. and shares with Externalis S.A. the voting and dispositive control over the shares held by it. Excludes shares that are issuable upon the conversion of accrued and unpaid dividends on the series A preferred stock.

(6)	Represents shares owned by Externalis S.A. of which Alain Mallart is a controlling shareholder. Mr. Mallart shares voting and dispositive control over the shares held by Externalis S.A.
(7)	Based upon Schedule 13D, as amended, and other statements filed with the Securities and Exchange Commission. Jack Taraboulos shares voting power with Mr. Bethanis.
(8)	Address is 175 Columbia Street West, Waterloo, Ontario, Canada.
(9)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Represents (i) 300,000 shares owned by Republic Electronics Corporation of which Mr. Ueltzen is the majority shareholder, President and Chief Executive Officer, and (ii) 45,000 shares that are issuable upon the exercise of options that are currently exercisable.

(10)
Based upon Form 3 filed with the Securities and Exchange Commission. Represents shares that are issuable upon the exercise of warrants held by ABRY Mezzanine Partners, L.P. that are currently exercisable.  The general partner of ABRY Mezzanine Partners, L.P. is ABRY Mezzanine Investors, L.P. ABRY Mezzanine Investors, L.P.’s general partner is ABRY Mezzanine Holdings LLC.  Mr. Hunt is a Vice President of ABRY Mezzanine Holdings LLC.  An Investment Committee of ABRY Mezzanine Holdings LLC exercises exclusive decision making authority with respect to investments by ABRY Mezzanine Partners, L.P.

(11)	Includes 150,000 shares that are issuable upon the exercise of options that are currently exercisable.
(12)	Includes 50,000 shares that are issuable upon the exercise of options that are currently exercisable.
(13)	Includes 45,000 shares that are issuable upon the exercise of options that are currently exercisable.
(14)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Does not include (i) 750,000 shares owned by Cambridge, of which Andrew M. Snyder is President and a shareholder, (ii) 1,200,000 shares that are issuable upon the conversion of series A preferred stock held by Cambridge and (iii) 75,000 shares that are issuable upon the exercise of warrants held by Cambridge that are currently exercisable.

(15)	Represents shares that are issuable upon the exercise of options that are exercisable currently or within 60 days.

NAVTECH, INC.
2005 10-KSB

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a))	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	431,000	$.67	1,816,578
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	431,000	$.67	1,816,578

NAVTECH, INC.
2005 10-KSB

Item 12. Certain Relationships And Related Transactions

On November 22, 2005, we entered into a Series A Convertible Participating Preferred Stock and Warrant Purchase Agreement with Cambridge Information Group, Inc. (“Cambridge”) and Externalis S.A. (“Externalis”, and together with Cambridge, the “Investors”) (the “Series A Purchase Agreement”) whereby the Investors purchased 1,600,000 shares of our Series A Convertible Participating Preferred Stock (the “Series A Preferred Stock”) (1,200,000 by Cambridge and 400,000 by Externalis) and warrants (the “Warrants”) evidencing the right to acquire an aggregate of 100,000 shares of our common stock (the “Common Stock”) (75,000 by Cambridge and 25,000 by Externalis), for an aggregate purchase price of $4,000,000 (the “Preferred Stock Offering”).  Pursuant to the terms of the Series A Purchase Agreement, we granted to the Investors preemptive rights in connection with issuances by us of certain of our shares of capital stock that in any way rank senior to the Common Stock.  The proceeds received by us in connection with the Preferred Stock Offering were used to consummate the acquisition of EAG discussed in Items 1 and 6 of this Annual Report. Each of the Investors was, prior to the execution of the Series A Purchase Agreement, and currently is, one of our principal stockholders. See Item 11 of this Annual Report.

The Series A Preferred Stock is senior in rights, preferences and privileges to the Common Stock as more fully described in the Certificate of Designation creating the Series A Preferred Stock.

The Series A Preferred Stock has the following material terms:

Dividends. The holders (each a “Holder” and, collectively, the “Holders”) of the Series A Preferred Stock are entitled to receive, if and when declared by our Board of Directors and paid by us, in preference to the holders of the shares of Common Stock and our other capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends, annual dividends at the rate per annum of $0.125 per share.  Such dividends will accrue on a daily basis, whether or not earned or declared, and will be compounded annually (to the extent such accruing dividends remain unpaid) on each anniversary of the issuance of the Series A Preferred Stock.  In addition to the dividend described above, the Holders are entitled to participate ratably on any dividends paid with respect to the Common Stock.  In the case of any such dividend, each Holder shall be entitled to receive an amount as of the record date for such dividend that would be payable on the largest number of whole shares of Common Stock into which such shares of Series A Preferred Stock held by such Holder could be converted pursuant to the terms of the Certificate of Designation.

Convertibility. The Series A Preferred Stock is convertible at the option of the Holder thereof, at anytime after the date of issuance and without payment of additional consideration therefor, into that number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Liquidation Preference (as defined below) per share of Series A Preferred Stock by the Series A Conversion Price (as defined below), in each case as in effect at the time of conversion.  The “Series A Conversion Price” at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock shall initially be $2.50 per share. The “Series A Liquidation Preference” shall be $2.50 per share of Series A Preferred Stock (subject to equitable adjustment in the event of any stock dividend, stock split, combination, reorganization, recapitalization, reclassification, or other similar event affecting such shares), plus all accrued but unpaid dividends on the Series A Preferred Stock.  Such initial Series A Conversion Price shall be subject to anti-dilution adjustment (in order to adjust the number of shares of Common Stock into which the Series A Preferred Stock is convertible) as provided in the Certificate of Designation.  At our option, we may elect to convert not less than all of the outstanding shares of Series A Preferred Stock at the then effective Series A Liquidation Preference (i) at any time on or after November 22, 2006, if the 30-trading day trailing average of the Common Stock (as reported on Yahoo Finance (www.yahoo.com)) exceeds 250% of the then effective conversion price (the “Trigger Date”, and each a “Trigger Date”), provided that we may not give notice of our conversion right until November 22, 2006 and we must exercise such conversion right within 60 days after the applicable Trigger Date, or (ii) upon the closing of an underwritten, firm commitment public offering pursuant to an effective registration statement under the Securities Act, in which the price to the public per share of Common Stock exceeds 200% of the then effective conversion price.

Voting Rights. Subject to certain limitations, the Holders are entitled to vote with the holders of Common Stock, voting together as one class, on all matters submitted to a vote of the holders of Common Stock, and

NAVTECH, INC.
2005 10-KSB

each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which each such share is convertible as of the record date for the applicable vote.  In addition, we may not, without the consent of the Holders of a majority of the shares of the Series A Preferred Stock then outstanding, take certain actions, including, without limitation, (i) create a new class or series of capital stock that are, with respect to the payment of dividends or upon liquidation, senior to or pari passu with the Series A Preferred Stock, (ii) alter, amend or repeal the rights, preferences and privileges of the Series A Preferred Stock or (iii) amend, alter or repeal any provision of the Certificate of Designation.

Liquidation. Upon the liquidation, dissolution, change of control or winding-up of Navtech, the Holders will be entitled to receive an amount equal to the greater of (i) $2.50 per share of Series A Preferred Stock (subject to anti-dilution adjustments) plus accrued and unpaid dividends or (ii) the amount that they would have received if they had converted their shares of Series A Preferred Stock to Common Stock on the day prior to the liquidation, dissolution, change of control or winding-up.

The Warrants have an exercise price of $3.00 (subject to adjustment as set forth in the Warrants), are exerciseable at any time from the date of issuance until the tenth anniversary of the date of issuance and have weighted average anti-dilution protection provisions as set forth in the Warrants.

In connection with the Series A Purchase Agreement, we entered into a registration rights agreement dated November 22, 2005 with, among others, the Investors (the “Registration Rights Agreement”).  The Registration Rights Agreement obligates us to file a registration statement covering, among other shares, (i) the shares of Common Stock issuable upon conversion of the Series A Preferred Stock, (ii) the shares of Common Stock issuable upon the exercise of the Warrants and (iii) any shares of Common Stock previously held by the Investors or acquired after the date of the Registration Rights Agreement by the Investors.  Pursuant to the terms of the Registration Rights Agreement, the Investors are entitled to two demand registration rights and unlimited piggy-back registration rights.

In connection with the Series A Purchase Agreement, we entered into a letter agreement dated November 22, 2005 with Cambridge (the “Letter Agreement”), whereby we granted Cambridge the right to designate two members to serve on our Board of Directors so long as Cambridge holds 22% of our Common Stock on a fully-diluted and as converted basis.  The Letter Agreement further provides that Cambridge shall have the right to designate one member to serve on our Board of Directors so long as Cambridge holds 10% of our Common Stock on a fully-diluted and as converted basis.  Subject to the requirements of applicable law and any other rules or regulations that apply to us, the persons designated by Cambridge to serve as directors pursuant to the terms of the Letter Agreement shall also be entitled to serve on all committees of the Board of Directors established by the Board. Effective upon the closing of the Preferred Stock Offering and pursuant to and in accordance with the terms of the Letter Agreement, Andrew M. Snyder, a designee of Cambridge, was appointed to fill one existing vacancy on our Board of Directors by the sitting members of our Board.

The foregoing descriptions of the Series A Purchase Agreement, the Warrants, the Certificate of Designation, the Registration Rights Agreement and the Letter Agreement do not purport to be complete and are qualified in their entirety by reference to the Series A Purchase Agreement, the Warrants, the Certificate of Designation, the Registration Rights Agreement and the Letter Agreement, which are filed as Exhibit 10(G), Exhibits 10(H) and 10(I), Exhibit 3(B), Exhibit 10(J) and Exhibit 10(K) respectively hereto, and are incorporated into this report by reference.

NAVTECH, INC.
2005 10-KSB

Item 13. Exhibits

(a) Exhibits

3(A)	Certificate of Incorporation, as amended (6)

3(B)	Certificate of Designation filed with the Delaware Secretary of State on November 21, 2005 (8)

3(C)	By-Laws (3)

10(A)	Lease dated October 8, 1996 between 1394464 Ontario Inc. and Navtech Systems Support Inc. with respect to Waterloo, Ontario premises (2)

10(B)	1995 Key Employees and Advisors Stock Option Plan, as amended (1)

10(C)	1999 Stock Option Plan (4)

10(D)	Form of Stock Option Agreement for options granted to Michael Jakobowski, Michael Ueltzen, Thomas Beynon and David Strucke dated as of September 9, 2004 (7)

10(E)	Stock Option Agreement dated as of September 9, 2004 between Navtech, Inc. and Derek Dawson (7)

10(F)	Securities Purchase Agreement dated November 22, 2005 by and among Navtech, Inc., Navtech (Sweden) AB and SAS AB (8)

10(G)	Series A Convertible Participating Preferred Stock and Warrant Purchase Agreement dated November 22, 2005 by and among Navtech, Inc., Cambridge Information Group, Inc. and Externalis S.A. (8)

10(H)	Warrant dated November 22, 2005 issued by Navtech, Inc. to Cambridge Information Group, Inc. (8)

10(I)	Warrant dated November 22, 2005 issued by Navtech, Inc. to Externalis S.A. (8)

10(J)
Registration Rights Agreement dated November 22, 2005 by and among Navtech, Inc., Cambridge Information Group, Inc., Externalis S.A., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (8)

10(K)	Letter Agreement dated November 22, 2005 by and between Navtech, Inc. and Cambridge Information Group, Inc. (8)

10(L)	Note Purchase Agreement dated November 22, 2005 by and among Navtech Systems Support Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (8)

10(M)	Tranche A Notes dated November 22, 2005 issued by Navtech Systems Support Inc. (8)

10(N)	Tranche B Notes dated November 22, 2005 issued by Navtech Systems Support Inc. (8)

10(O)	Parent Guaranty dated November 22, 2005 by and among Navtech, Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (8)

10(P)	Warrant Agreement dated November 22, 2005 by and among Navtech, Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (8)

NAVTECH, INC.
2005 10-KSB

10(Q)	Warrant dated November 22, 2005 issued by Navtech, Inc. to ABRY Mezzanine Partners, L.P. (8)

10(R)	Warrant dated November 22, 2005 issued by Navtech, Inc. to ABRY Investment Partnership, L.P. (8)

10(S)	Employment agreement dated January 30th, 2006 between Navtech Systems Support, Inc. and David Strucke

10(T)	Employment agreement dated January 30th, 2006 between Navtech Systems Support, Inc. and Gordon Heard

14	Code of Ethics (5)

21	Subsidiaries

23	Consent of Deloitte & Touche LLP

31(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2004.

(8) We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as Current Report on Form 8-K for an event dated November 21, 2005.

NAVTECH, INC.
2005 10-KSB

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Deloitte & Touche, LLP, our independent auditors, for professional services rendered for the fiscal years ended October 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit fees (1)	53,391	36,398
Audit related fees (2)	8,214	14,408
Tax fees (3)	49,991	78,623
All other fees	-	-
Total	111,596	129,429

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports of services that are normally provided by the independent auditors in connection with the statutory and regulatory filings or engagements for the fiscal years ended October 31, 2005 and October 31, 2004, respectively.

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

NAVTECH, INC.
2005 10-KSB

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the accompanying consolidated balance sheets of Navtech, Inc. and subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants
Kitchener, Ontario
January 25, 2006

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In US Dollars)

Year Ended October 31,	2005	2004

REVENUE
Service fees	$8,107,947	$7,128,933
Professional services	1,749,938	724,611
Hardware revenue	1,284,903	47,071
Total revenue	11,142,788	7,900,615

COSTS AND EXPENSES
Cost of services	4,984,847	4,183,459
Cost of hardware revenue	1,062,682	47,071
Research and development	1,025,185	816,895
Selling and marketing	1,588,036	1,177,546
General and administrative	1,868,933	1,443,314
Total costs and expenses	10,529,683	7,668,285
Income from operations	613,105	232,330
Other income (expense)
Interest expense	(29,131)	(32,433)
Interest revenue	-	2,720
	(29,131)	(29,713)
Income before income taxes	583,974	202,617
Recovery of income taxes (Note 11)	88,606	191,191
Net earnings	$672,580	$393,808
Net earnings per share (Note 10)
Basic	$0.14	$0.09
Diluted	$0.13	$0.07
Weighted average common shares outstanding (Note 10)
Basic	4,683,869	4,251,921
Diluted	5,114,869	5,259,446

See Notes to the Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In US Dollars)

October 31,	2005	2004

ASSETS
Current Assets
Cash	$444,352	$445,309
Accounts receivable (net of allowance for bad debts
of $247,177; 2004 - $158,011)	1,615,929	1,133,963
Lease receivable - current portion (Note 14)	186,542	-
Prepaid expenses and other current assets (Note 3)	1,424,845	223,209
	3,671,668	1,802,481
Lease Receivable (Note 14)	560,962	-
Deferred Taxes (Note 11)	476,871	437,419
Capital Assets, Net (Note 4)	581,551	547,914
	$5,291,051	$2,787,814

LIABILITIES
Current Liabilities
Accounts payable	$680,634	$672,602
Accrued liabilities	882,124	300,982
Obligation under capital leases - current portion (Note 5)	241,884	36,310
Deferred lease inducements - current portion (Note 7)	32,761	17,850
Deferred revenue	826,275	623,183
	2,663,678	1,650,927
Obligation Under Capital Leases (Note 5)	464,630	7,992
Deferred Lease Inducements (Note 7)	8,372	17,849
	3,136,680	1,676,768

Commitments and Contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock (Note 8)	5,635	4,884
Authorized - 20,000,000, Par value $0.001, Issued - 5,635,328 (2004 - 4,884,271)
Preferred stock - Authorized - 2,000,000, Par value $0.01, Issued - nil (2004 - nil)	-	-
Treasury stock (Note 8)	(733)	(608)
Additional paid-in capital	3,461,554	3,094,441
Accumulated other comprehensive income	133,694	130,688
Accumulated deficit	(1,445,779)	(2,118,359)
	2,154,371	1,111,046
	$5,291,051	$2,787,814

See Notes to the Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In US Dollars)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Income
	Shares	Amount

Balances, October 31, 2003	4,842,406	$4,843	$3,080,190	$35,759	$(608)	$(2,512,167)	$608,017
Stock Options exercised	41,865	41	14,251				14,292
Translation adjustments				94,929			94,929	94,929
Net earnings						393,808	393,808	393,808
Balances, October 31, 2004	4,884,271	$4,884	$3,094,441	$130,688	$(608)	$(2,118,359)	$1,111,046	$488,737
Stock Options exercised	626,057	626	335,488				336,114
Warrants exercised	125,000	125	234,250				234,375
Treasury Stock			(202,625)		(125)		(202,750)
Translation adjustments				3,006			3,006	3,006
Net earnings						672,580	672,580	672,580
Balances, October 31, 2005 (1)	5,635,328	$5,635	$3,461,554	$133,694	$(733)	$(1,445,779)	$2,154,371	$675,586

See Notes to the Consolidated Financial Statements

(1) Issued shares at October 31, 2005 include 733,188 shares held in treasury. Total outstanding shares at October 31, 2005 was 4,902,140.

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

Year Ending October 31,	2005	2004

OPERATING ACTIVITIES
Net earnings	$672,580	$393,808
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	237,084	189,327
Deferred taxes	(25,044)	(136,782)
Provision for uncollectible accounts	183,977	91,457
Deferred lease inducements	5,794	(16,488)
Changes in operating assets and liabilities:
Accounts receivable	(655,002)	(275,482)
Prepaid expenses and other current assets	(1,166,357)	(75,172)
Investment tax credits receivable	-	91,866
Accounts payable	2,275	10,192
Accrued liabilities	559,367	(11,972)
Deferred revenue	189,270	219,155
Income taxes payable	-	(11,004)
Net cash flows from operating activities	3,944	468,905

INVESTING ACTIVITY
Purchase of capital assets	(263,015)	(142,436)
Net cash flows from investing activity	(263,015)	(142,436)

FINANCING ACTIVITIES
Repayment of capital leases	(76,239)	(33,310)
Repayment of loans	-	(26,103)
Exercise of warrants (Note 8)	234,375	-
Issuance of common shares on exercises under stock option plan (Note 8)	133,489	14,292
Net cash flows from financing activities	291,625	(45,121)

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	(33,512)	25,176
Net cash flow	(957)	306,524
Cash, beginning of year	445,309	138,785
Cash, end of year	$444,352	$445,309
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$(29,131)	$(41,574)
Cash received during the year for income taxes	$96,752	$141,685
Assets acquired through capital leases	$710,976	$-

See Notes to Consolidated Financial Statements

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)
1. DESCRIPTION OF THE BUSINESS

Navtech, Inc. (“Navtech”) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (“Navtech-Canada”), a wholly-owned subsidiary of Navtech, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (“Navtech-UK”), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994.

The Company develops, markets and supports flight operations and crew management systems for the commercial aviation industry. The Company’s systems are designed to assist commercial passenger and cargo air carriers in the dynamic environment of their daily flight operations.

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

Foreign currency translation

a) Translation of foreign subsidiaries’ accounts

Assets and liabilities of the Company’s foreign subsidiaries are translated from their functional currencies to US dollars at the exchange rate in effect at the balance sheet date. Revenues and expenditures are translated at the average rate prevailing during the year. The adjustments resulting from translating the financial statements of foreign subsidiaries are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity.

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

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

Purchased computer software	40%	Declining balance
Computer equipment	30%	Declining balance
Furniture and fixtures	20%	Declining balance
Office equipment	20%	Declining balance
Computer equipment under capital lease	30%	Declining balance and straight line
Leasehold improvements	Term of lease	Straight line

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

Lease inducements

Lease inducements represent leasehold improvements paid for by the landlord and the value of rent-free periods. Lease inducements are amortized on a straight-line basis over the periods of the leases and the amortization is recorded as a reduction of rent expense.

Asset impairment

The Company evaluates the carrying value of intangible and other long-lived assets whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

The Company is subject to audits by taxation authorities of the jurisdictions in which it operates in the normal course of operations. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Research and development costs

The Company incurs costs related to research and development of its software. To date, the Company has not capitalized any development costs under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). The Company has defined the attainment of technological feasibility as completion of a working model. The costs incurred between the time of establishment of a working model and the time when the products are marketed are insignificant. Consequently, costs that are eligible for capitalization are expensed in the period incurred.

Investment tax credits

Navtech-Canada qualifies for scientific research and experimental development investment tax credits on eligible scientific research and development expenditures. Investment tax credits are recorded as a reduction of income tax expense when it is more likely than not that the credits will be realized. Investment tax credits not utilized in the current year can be used to offset income taxes in future years.

Revenue recognition

The Company’s products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods. Depending upon the terms of the contract and types of products and services sold, the Company recognizes revenue under American Institute of Certified Public Accountants Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized net of cash discounts and allowances.

Effective August 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, Navtech generally applies the FASB Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

Under SAB 104 or SOP 97-2, if evidence of fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) evidence of fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

The Company has classified its products and service revenue under the following categories and revenue recognition policies:

a)	Service fees

Service fees revenue consists of monthly subscription fees which include monthly software license, hosting services, customer support and data services.

Substantially all of the Company’s customers that purchase software rights from the Company enter into software arrangements where customers pay monthly fees that bundle software, customer support and data service fees. Under such arrangements, the software is either implemented at the customer site, or implemented on a computer environment maintained by the Company.

The Company recognizes subscription fee revenue as the services are provided on a monthly basis.

Revenues related to a hosting arrangement are recognized under SOP 97-2 only if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Hosting arrangements that do not give the customer such an option are service contracts and are outside the scope of SOP 97-2 and accordingly, revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) 104.

b)	Professional services

Professional service revenue consists of software configuration and custom programming.

For customer contracts related to customized software development, where the customer has the right to, or has possession of the software, revenues are recognized under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are recorded based on a measure of the percentage of costs incurred to date on a
NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized in excess of billings are accumulated in deferred expenses included in prepaid expenses. Billings in excess of revenues recognized to date on long-term contracts are recorded as deferred revenue.

c)	Hardware revenue

Hardware revenue includes arrangements where the Company provides hosting equipment to its customers.

In hosting arrangements that contain specified equipment in which the Company owns or leases specific assets with which to fulfill the obligation and it is not economically feasible or practicable for the Company to perform its obligation through the use of alternative property, plant, or equipment, revenue is recognized under EITF Issue No. 01-8, “Determining whether an Arrangement Contains a Lease.” A sale is recorded under a capital lease arrangement when the conditions meet the definition of a sales-type lease as defined in Statement of Financial Accounting Standard (“SFAS”) 13 and based on guidance in EITF 01-8 and a lease receivable is recognized at the time of the sale. Finance revenue is recognized using the effective interest method.

Stock-based compensation

Stock-based compensation arising from the Company’s stock option plan is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plan (Note 9).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123” (SFAS 148). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123. The new presentation is required for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the provisions of SFAS 148 effective November 1, 2002.

In accordance with SFAS 123, compensation expense for stock options is measured as the fair value of the options at the grant date. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

		Year ended October 31,
Assumption	2005	2004
Volatility factor of expected market price of the Company’s stock	na	167%
Dividend yield	na	0%
Risk-free rate	na	4%
Weighted average expected life of stock options (years)	na	2.4

There are no assumptions for 2005 as there were no options issued during that year. The pro forma amounts reflect options issued in 2004.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

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

	Year ended October 31,
	2005	2004
Net earnings
Net earnings - reported	$672,580	$393,808
Pro forma stock-based compensation	(69,447)	(19,995)
Net earnings - pro forma	$603,133	$373,813
Basic earnings per share - reported	$0.14	$0.09
Diluted earnings per share - reported	$0.13	$0.07
Pro forma stock-based compensation	-	-
Basic earnings per share - pro forma	$0.13	$0.09
Diluted earnings per share - pro forma	$0.12	$0.07

Variable interest entities

In January 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” and revised this interpretation in December 2003 (”FIN 46R”). FIN 46R outlines the application of consolidation guidance to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Reporting entities which have a variable interest in such an entity and are deemed to be the primary beneficiary must consolidate the variable interest entity. For public entities, FIN 46R was applicable immediately to variable interest entities by the end of the first reporting period ending after December 15, 2004 for enterprises that are small business issuers. The Company has adopted the provisions of FIN 46R effective November 1, 2004. The adoption of FIN 46R did not have an impact on the Company’s results of operations and financial condition as it has not been involved in any transactions requiring consolidation as prescribed by FIN 46R.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In particular, critical estimates and assumptions include those related to revenue recognition, the allowance for doubtful accounts, the valuation of long-lived assets, the recognition of contingencies, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates or assumptions.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

Recently issued accounting pronouncements

Stock-based compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R effective October 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

The Company is evaluating the requirements of SFAS No. 123R and SAB 107 and has not yet quantified the impact of SFAS No. 123R on the future consolidated results of operations and earnings per share.

Exchanges of non-monetary assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets” (“SFAS 153”). SFAS 153 amends Accounting Principle Board Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This standard is in effect for exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of this standard will have a significant impact on its consolidated financial statements.

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS 154 requires retrospective application to the prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. Certain disclosures are also required for restatements due to the correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact that the adoption of SFAS 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes and the nature of transitional guidance provided in future accounting pronouncements.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	Year ended October 31,
	2005	2004

Prepaid expenses	$204,592	$141,863
Deferred acquisition costs (Note 15)	695,171	-
Deferred expenses	525,082	81,346
	$1,424,845	$223,209

As disclosed in Note 2, revenues for customer contracts related to customized software development are recognized under SOP 81-1 using the percentage-of-completion method. Costs incurred towards the completion of the project that are unbilled are accumulated in deferred expenses included with prepaid expenses and other current assets.

4. CAPITAL ASSETS

	October 31,
	2005	2004
Cost
Purchased computer software	$418,945	$745,709
Computer equipment	997,789	856,873
Computer and office equipment under capital lease	137,977	109,902
Furniture and fixtures	128,805	138,425
Office equipment	231,878	197,197
Leasehold improvements	304,579	271,470
	2,219,973	2,319,576
Accumulated depreciation
Purchased computer software	362,308	660,292
Computer equipment	672,284	617,234
Computer and office equipment under capital lease	95,903	51,614
Furniture and fixtures	87,805	96,005
Office equipment	171,489	142,321
Leasehold improvements	248,635	204,196
	1,638,422	1,771,662
	$581,551	$547,914

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

5. OBLIGATION UNDER CAPITAL LEASES

The Company is committed under capital leases for computer and office equipment with terms expiring at various dates in 2006 and 2008. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follows:

Minimum lease payments for year ended October 31,
2006	$275,905
2007	267,585
2008	222,987
766,477
Less: Amounts representing interest	59,963
Balance of obligation	706,514
Less: Current portion	241,884
Long-term portion	$464,630

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company is committed under non-cancellable operating leases for business premises and office equipment with terms expiring at various dates in 2006 through 2009.  The future minimum amounts payable under the lease agreements are as follows:

2006	$347,432
2007	121,600
2008	63,745
2009	1,282
$534,059

Rent expense for the fiscal years ended October 31, 2005 and 2004 was $329,639 and $240,101, respectively.

Contingencies

The Company is subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

7. DEFERRED LEASE INDUCEMENTS

Navtech-Canada entered into a lease for its premises in Waterloo, Canada that provided for certain lease inducements, including the provision of a leasehold improvement allowance and a period of free rent. During the year, Navtech-UK also entered into a lease for its premises in Gatwick, UK that provided a period of free rent. The Company has deferred the recognition of these inducements and is amortizing the inducements over the initial term of the lease set to expire October 2006 and May 2008, respectively. Annual amortization is charged against rent expense. Deferred lease inducements as of October 31, 2005 and 2004 are as follows:

	October 31,
	2005	2004
Deferred lease inducements	$217,558	$178,500
Less: Accumulated amortization	176,425	142,801
	41,133	35,699
Less: Current portion	32,761	17,850
	$8,372	$17,849

8. SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 common shares with a par value of $0.001, and 2,000,000 preferred shares with a par value of $0.01. At October 31, 2005, there were 5,635,328 common shares issued and fully paid (2004 - 4,884,271) and no preferred shares issued as at October 31, 2005 and 2004.

During the year, 125,000 common share purchase warrants were exercised (2004 - Nil) at an exercise price of $1.875 for total proceeds of $234,375. There are no outstanding common share purchase warrants at October 31, 2005 (2004 - 125,000).

Year ended October 31, 2005

During the year, the Company issued 626,057 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $336,114.

Treasury stock

During the year, the Company increased the number of common shares in treasury by 125,459. The shares were received by the Company as consideration in lieu of cash for the exercise price on the exercise of stock options. The value assigned to the treasury stock was based on the market price at the date of exercise. At October 31, 2005, the number of common shares in treasury amounted to 733,188.

Year ended October 31, 2004

During the year, the Company issued 41,865 common shares upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $14,292.

Treasury stock

At October 31, 2004, the number of common shares in treasury amounted to 607,729.

NAVTECH, INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

9. STOCK OPTION PLAN

In 1999 the Company adopted the 1999 Stock Option Plan (the “1999 Stock Option Plan”), as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company’s common stock to directors, employees, consultants and advisors of the Company. On March 29, 2001, the shareholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of options to be granted to 3,000,000. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company’s common stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at October 31, 2002	1,092,015	$0.55
Granted	-	-
Canceled and expired	(61,000)	0.60
Exercised	(7,500)	0.28
Balance outstanding at October 31, 2003	1,023,515	$0.55
Granted	210,000	1.02
Canceled and expired	(47,125)	0.64
Exercised	(41,865)	0.34
Balance outstanding at October 31, 2004	1,144,525	$0.64
Granted	-	-
Canceled and expired	(87,468)	0.98
Exercised	(626,057)	0.54
Balance outstanding at October 31, 2005	431,000	$0.67
Exercisable at October 31, 2004	905,838	$0.56
Exercisable at October 31, 2005	415,688	$0.67

The following table summarizes information concerning outstanding options at October 31, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.15	100,000	6.27years	$0.15	100,000	$0.15
$0.37 - $0.75	158,500	6.27years	$0.58	150,219	$0.58
$0.90 - $1.1875	165,500	4.45years	$1.05	158,469	$1.05
$1.46875	7,000	0.25years	$1.47	7,000	$1.47
	431,000	5.28years	$0.67	415,688	$0.67

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

10. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Year ended October 31,
	2005	2004
Numerator:
Net earnings (A)	$672,580	$393,808

Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,683,869	4,251,921
Effect of dilutive securities:
Employee stock options	431,000	1,007,525
Denominator for diluted earnings per share - adjusted weighted
average number of common shares outstanding (C)	5,114,869	5,259,446

Earnings per share - basic (A)/(B)	$0.14	$0.09
Earnings per share - diluted (A)/(C)	$0.13	$0.07

Dilutive securities consist of employee stock options and warrants. Specific employee stock options and warrants are excluded if their effect is antidilutive.

11. INCOME TAXES

The components of the recovery of income taxes are as follows:

	Year ended October 31,
	2005	2004
Current:
United States	$-	$-
Canada	4,026	1,663
United Kingdom	-	-
	$4,026	$1,663
Deferred:
United States	$-	$-
Canada	84,580	189,528
United Kingdom	-	-
	84,580	189,528
	$88,606	$191,191

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)
The components of the net deferred tax assets are as follows:
	Year ended October 31,
	2005	2004
Deferred income tax assets:
Net operating losses carried forward	$307,000	$305,000
Unused income tax credits	573,000	376,000
Allowance for doubtful accounts	42,000	31,000
Depreciation	35,000	-
	957,000	712,000
Deferred income tax liabilities
Depreciation	-	19,000
	-	19,000
Net deferred tax assets	957,000	693,000
Valuation allowance	(480,129)	(255,581)
Deferred tax assets, net of valuation allowance	$476,871	$437,419

The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

	Year ended October 31,
	2005	2004
Combined basic statutory rate	40%	40%
Provision for (recovery of) income taxes based on the basic statutory rate	$233,000	$81,000
Increase (decrease) in income taxes resulting from the following:
Effects of differing statutory rates in other countries	(22,000)	(7,000)
Non-deductible expenses	9,000	7,000
Recognition of tax credits and losses from current and prior years	(424,000)	(269,000)
Valuation allowance against current year losses incurred	69,000	-
Other	46,394	(3,191)
	$(88,606)	$(191,191)

The Company and its subsidiaries have income tax losses available for carry forward that expire as follows:

	Canada		United States		United
Expiry Year	Federal	Provincial	Federal	State	Kingdom
2019	-	-	213,000	-	-
2020	-	-	228,000	-	-
2021	-	-	24,000	-	-
2023	-	-	149,000	82,000	-
2025	-	-	45,000	45,000
Indefinite	-	-	-	-	285,000
	$-	$ -	$ 659,000	$ 127,000	$285,000

The Company also has $545,000 of tax credits available in Canada that expire between 2012 and 2015.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

12. FINANCIAL INSTRUMENTS

Financial instruments are comprised of cash, accounts receivable, accounts payable and accrued liabilities.

Credit Facilities

In February 2005, the Company renewed a banking facility with the Royal Bank of Canada for an operating line of credit of CAD $1,000,000 or its USD equivalent. There was no balance outstanding on the facility at October 31, 2005. The facility is secured by the assets of Navtech-Canada and is due for annual renewal in February 2006.

The Company has lease credit facilities in the amount of CAD $839,000 to finance the acquisition of computer servers and computer equipment and software. The full amount of the facilities were drawn upon as at October 31, 2005 (2004 - CAD $47,000). The lease facilities are subject to the same terms and conditions as the operating line of credit.

Fair value of financial instruments

At October 31, 2005 and 2004, the estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities was equal to the book value given the short-term maturity of the items.

Foreign exchange risk

Foreign exchange risk is the risk that exchange rates will affect the Company’s operating results. The Company is exposed to foreign exchange risk in that approximately 77% of the Company’s sales contracts are denominated in the reporting currency (US dollar) while approximately 77% of the Company’s expenditures are denominated in currencies other than the reporting currency. The Company is exposed to foreign exchange risk with respect to net financial liabilities totaling approximately $751,000 (2004 - $295,000), which are denominated in currencies other than the reporting currency.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with well-established financial institutions. Accounts receivable credit risk is mitigated by the fact that the Company is a supplier of essential services to its customers and through its policy of invoicing for services one month in advance. Through close monitoring of accounts receivable on a regular basis, the Company limits the potential exposure. Bad debt expense for the year ended October 31, 2005 amounted to $183,977 on revenues of $11,142,788 (2004 - $91,457 on revenues of $7,900,615). For the year ended October 31, 2005, two customers accounted for 22% of total revenue (2004 - Nil).

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)
13. SEGMENTED INFORMATION

The Company has identified only one reportable segment under Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

Information about geographic operations is as follows:
	Total Revenue
In thousands of dollars	2005	2004
United States, Mexico, South America and Other	$6,984	$5,476
Canada	2,541	1,075
Europe, Africa, Middle East and Asia Pacific	1,618	1,350
	$11,143	$7,901
Revenue by geographic locations is determined based on the location of the customer.

	Capital Assets
In thousands of dollars	2005	2004
United States	$73	$84
Canada	432	434
Europe	77	30
	$582	$548

	Deferred Tax Assets
In thousands of dollars	2005	2004
United States	$-	$-
Canada	477	437
Europe	-	-
	$477	$437

14. LEASE RECEIVABLE

As disclosed in Note 2, the Company’s service arrangements may include a lease based on the guidance in EITF 01-8.  One arrangement during 2005 included a sales-type lease based on the criteria found in SFAS 13 resulting in a lease receivable recognized at the time of the sale.

Remaining minimum lease payments to be received are as follows:
2006	$186,542
2007	186,542
2008	186,542
2009	186,542
2010	170,996
917,164
Less: Amounts representing interest	169,660
Balance of lease receivable	747,504
Less: Current portion	186,542
Long-term portion	$560,962

For the year ended October 31, 2005, lease revenue amounted to $854,000 (2004 - NIL) and was presented as hardware revenue.

This lease transaction was a non-cash transaction and therefore has not been reflected in the consolidated statement of cash flows.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In US Dollars)

15. SUBSEQUENT EVENTS

EAG Acquisition

 On November 22, 2005, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB.  The estimated purchase price for the EAG Acquisition was SEK 162,000,000 (approximately $20 million USD) in cash and possible future cash payments to a maximum of SEK 30,000,000 (approximately $3.7 million USD) conditional on the achievement of certain business performance measures.  The purchase price is subject to adjustment based on finalization of the working capital of EAG at closing. A portion of the proceeds of the Preferred Stock Offering and the Private Placement were used to fund the purchase price.

Preferred Stock Offering

 On November 22, 2005, the Company issued 1,600,000 shares of Series A Convertible Participating Preferred Stock, and warrants to acquire 100,000 shares of the Company’s common stock with an exercise price of $3.00, for $4,000,000 cash consideration. The proceeds were used to consummate the EAG Acquisition.

Private Placement

 On November 22, 2005, Navtech-Canada entered into a Note Purchase Agreement whereby Navtech Canada agreed to sell (i) $6,000,000 Senior Subordinated Notes, with an interest rate of 9.0% and due 2011 and (ii) $15,000,000 Senior Subordinated Notes, with an interest rate of 12.5% and due 2011. In connection with the sale of the Senior Subordinated Notes, the Company also issued to the purchaser warrants to purchase 312,176 shares of common stock with an exercise price of $0.01. The proceeds received by Navtech-Canada in connection with the Private Placement were used to consummate the EAG Acquisition.

16. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the presentation adopted in the current year.

NAVTECH, INC.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: January 30, 2006	By:	/s/ David Strucke
David Strucke,
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ David Strucke David Strucke	President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	January 30, 2006
/s/ Gordon Heard Gordon Heard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2006
/s/ Thomas Beynon Thomas D. Beynon	Director	January 30, 2006
/s/ Michael Jakobowski Michael Jakobowski	Director	January 30, 2006
/s/ Michael Ueltzen Michael Ueltzen	Director	January 30, 2006
/s/ John Hunt John Hunt	Director	January 30, 2006
/s/ Andrew Snyder Andrew Snyder	Director	January 30, 2006

NAVTECH, INC.
2005 10-KSB