Form 10QSB
period 2006-01-31
NAVTECH INC
filed 2006-03-17
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2006

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
Yes  [  ]  No [  ]

The number of shares outstanding of the issuer's common stock as of February 28, 2006 was 4,904,640 shares.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended January 31, 2006

INDEX

Part I. Financial Information
		Page
Item. 1 Financial Statements

a)	Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2006 and 2005	1

b)	Consolidated Condensed Balance Sheets as of January 31, 2006 and October 31, 2005	2

c)	Consolidated Condensed Statements of Cash Flows for the Three Months Ended January 31, 2006 and 2005	3

e)	Notes to Consolidated Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis		12

Item 3. Controls and Procedures		17

Part II. Other Information

Item 6. Exhibits		18

Signatures		19

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of US Dollars, except per share amounts)
(Unaudited)

Three Months Ended January 31,	2006 (Note 5)	2005

REVENUE
Service fees	$7,479	1,945
Professional services	399	322
Hardware revenue	31	156
Total revenue	$7,909	$2,423

COSTS AND EXPENSES
Cost of services	4,103	1,094
Cost of hardware revenue	31	137
Research and development	311	274
Selling and marketing	655	370
General and administrative	1,351	438
Depreciation	249	45
Amortization of acquisition-related intangible assets	196	-
Total Costs and Expenses	6,896	2,358

Income from operations	1,013	65
Other expense
Interest expense	543	5

Income before income taxes	470	59
Income taxes	90	-
Net earnings	$380	$59

Basic and diluted (loss) earnings per share applicable to common stockholders (Note 6)	$(0.12)	$$0.01

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.	1

NAVTECH, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of US Dollars)
(Unaudited)
	January 31, 2006	October 31, 2005
ASSETS
Current assets
Cash	$6,472	$444
Accounts receivable (net of allowance for bad debts of $584; (2005 - $247)	8,450	1,616
Lease receivable - current portion	135	187
Inventory	343	-
Other receivables (Note 5)	897	-
Prepaid expenses and other	1,449	1,425
	17,746	3,672
Lease receivable	581	561
Deferred taxes	495	477
Deferred financing costs (Note 3)	649	-
Capital assets	3,022	582
Intangible assets and goodwill (Note 5)	21,206	-
	$43,699	$5,292
LIABILITIES
Current liabilities
Accounts payable	$2,786	$681
Accrued liabilities	3,638	883
Income taxes payable	339	-
Deferred revenue	6,374	826
Obligations under capital lease - current portion	242	242
Deferred lease inducements	33	41
	13,412	2,673

Obligations under capital lease	423	464
Deferred tax liability (Note 5)	2,268	-
Notes payable (Note 3)	20,097	-
	36,200	3,137
Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock	6	6
Authorized - 20,000,000, Par Value $0.001, Issued - 5,637,828 (2005 - 5,635,328)
Treasury stock - 733,188 (2005 - 733,188)	(1)	(1)
Convertible preferred stock	3,726	-
Authorized - 2,000,000, Par value $0.01, Issued - 1,600,000 (2005 - nil)
Additional paid-in capital	5,511	3,462
Accumulated other comprehensive income	269	134
Accumulated deficit	(2,012)	(1,446)
	7,499	2,155
	$43,699	$5,292

The accompanying notes are an integral part of these consolidated condensed financial statements

NAVTECH, INC.	2

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of US Dollars)
(Unaudited)

Three Months ended January 31,	2006	2005
OPERATING ACTIVITIES
Net earnings	$380	$59
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	249	45
Amortization of acquisition-related intangible assets	196	-
Amortization of deferred financing costs and note payable warrants	51	-
Provision for uncollectible accounts	6	67
Deferred lease inducements	-	(4)
Changes in operating assets and liabilities
Accounts receivable	(3,400)	(173)
Prepaid expenses and other	410	(41)
Accounts payable and accrued liabilities	(738)	29
Deferred revenue	2,261	(40)
Income taxes payable	282	-
	(302)	(58)
INVESTING ACTIVITIES
Acquisition of European Aeronautical Group AB (Note 5)	(20,097)	-
Acquisition costs	(178)	-
Cash acquired	2,450	-
Purchase of capital assets	(371)	(57)
	(19,234)	(57)
FINANCING ACTIVITIES
Repayment of capital leases	(42)	(10)
Issue of notes payable (Note 3)	21,000	-
Debt financing costs (Note 3)	(670)	-
Issue of convertible preferred stock (Note 4)	4,000	-
Equity issue costs (Note 4)	(106)	-
Exercises under stock option plan	2	52
	24,184	(42)

Effect of foreign exchange rates on cash	343	(11)
Net cash flow	6,028	(84)
Cash, beginning of period	444	445
Cash, end of period	$6,472	$362
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27	$(5)
Cash paid during the period for income taxes	20	-
Non-cash preferred stock deemed dividend	947	-
Accrued preferred stock dividend	38	-

The accompanying notes are an integral part of these consolidated condensed financial statements

NAVTECH, INC.	3

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. DESCRIPTION OF BUSINESS

We create and support flight operations software and services for airlines. Our product portfolio includes aeronautical charts, navigation data, flight planning, crew planning, runway analysis, and weight & balance systems.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) with respect to interim financial statements, applied on a consistent basis. The consolidated condensed balance sheet as at October 31, 2005 has been extracted from the audited consolidated balance sheet at that date. These consolidated financial statements do not include all of the information and footnotes required for compliance with GAAP for annual financial statements. These unaudited notes to the consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005.

The preparation of these unaudited condensed consolidated interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the accompanying notes. In particular, management makes judgments related to the accounting for revenue recognition, the allowance for doubtful accounts, income taxes, business acquisitions and the related goodwill and intangibles and the impairment of long-lived assets. In the opinion of management, these unaudited consolidated condensed financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

During the quarter, we adopted the following accounting changes and policies:

Foreign currency translation

The determination of the functional currency for our foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. During the quarter ended January 31, 2006 the functional currency of Navtech Systems Support, Inc. (“Navtech-Canada”), one of our wholly owned subsidiaries, changed from the Canadian dollar (its local currency) to the U.S. dollar as a result of fundamental changes in the economic environment in which Navtech-Canada operates. As a result of this change in functional currency, exchange rate gains and losses are recognized on all transactions in currencies other than the U.S. dollar and included in income for the period in which the exchange rates changed. The books and records of Navtech-Canada are maintained in Canadian dollars and are remeasured into the functional currency prior to the translation process.

For foreign subsidiary financial statements, balance sheet accounts are translated at current exchange rates, and statements of operations are translated at average exchange rates for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. The effects of remeasuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

NAVTECH, INC.	4

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Acquisitions

We account for acquisitions of businesses using the purchase method. This involves allocating the purchase price paid for a business to the assets acquired, including identifiable intangible assets, and the liabilities assumed, based on their fair values at the date of acquisition. Any excess is then recorded as goodwill. On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB. See Note 5.

Goodwill

When we acquire a business, we determine the fair value of the net tangible and intangible assets acquired and compare the total amount to the amount that we paid for the investment. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill. Goodwill is tested at least annually for impairment to ensure that its fair value is greater than or equal to carrying value. Any excess of carrying value over fair value is charged to income in the period in which an impairment is determined.

Annual goodwill impairment tests will be performed on July 31st of each year and at any other time if any event occurs and circumstances change that would indicate the carrying amounts may not be recoverable.

Intangible assets related to our acquisitions are recorded at their fair value at the acquisition date. Intangible assets with a finite life are amortized to income over their useful lives. We write down intangible assets with a finite life to estimated fair value when the related undiscounted cash flows are not expected to allow for recovery of the carrying value. The estimated fair value of intangibles is generally determined by discounting the expected related future cash flows.

Intangible assets with an indefinite life are not subject to amortization; they are tested at least annually for impairment to ensure that their fair value is greater than or equal to the carrying value. Any excess is charged to income in the period in which impairment is determined. We had no intangible assets with an indefinite life for any of the fiscal periods reported.

3. NOTES PAYABLE

On November 22, 2005, Navtech-Canada entered into a Note Purchase Agreement pursuant to which it issued (i) $6,000,000 Senior Subordinated Notes, with an interest rate of 9.0% and due 2011 and (ii) $15,000,000 Senior Subordinated Notes, with an interest rate of 12.5% and due 2011 (“Senior Subordinated Notes”). In connection with the issuance of the Senior Subordinated Notes, Navtech, Inc. also issued to the purchaser warrants to purchase 312,176 shares of common stock with an exercise price of $0.01 (“Note Payable Warrants”). The proceeds received by Navtech-Canada in connection with the Senior Subordinated Notes were used to consummate the EAG acquisition (Note 5). The Senior Subordinated Notes are guaranteed by certain other wholly owned subsidiaries.

Costs of $670,000 directly related to the issue of the notes payable have been deferred. The deferred financing costs will be amortized to interest expense over the term of the debt on a straight line basis, which approximates the effective interest method. Amortization of deferred financing costs for the three month period ended January 31, 2006 amounted to $21,000 and was recorded in interest expense.

We have estimated the fair market value of the Note Payable Warrants to be approximately $930,000. The estimated fair market value of the Note Payable Warrants has been recorded as additional paid in capital and a reduction to the recorded amount of the notes payable. The amount will be amortized to interest expense over the life of the debt, accreting the recorded amount of the notes payable to the original face value, on a straight line basis, which approximates the effective interest method.

NAVTECH, INC.	5

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

4. PREFERRED STOCK OFFERING

On November 22, 2005, we issued 1,600,000 shares of Series A Convertible Participating Preferred Stock (“Series A Convertible Preferred Stock”), and warrants to acquire 100,000 shares of our Common Stock (“Preferred Stock Warrants”) with an exercise price of $3.00, for $4,000,000 cash consideration. The proceeds were used to consummate the EAG acquisition.

The holders of the Series A Convertible Preferred Stock shall be entitled to receive, if and when declared by our Board of Directors and paid by us, in preference to the holders of the shares of Common Stock and any other of our capital stock ranking junior to the Series A Convertible Preferred Stock as to the payment of dividends, annual dividends at the rate per annum of $0.125 per share. The dividends accrue on a daily basis, whether or not earned or declared, and are compounded annually (to the extent dividends remain unpaid).

The Series A Convertible Preferred Stock is convertible to the equivalent number of shares of Common Stock, subject to anti-dilution provisions. The number of shares of Common Stock provided on conversion is increased by any accrued but unpaid dividends, at a conversion price of $2.50. Conversion of the Preferred Stock is at the option of the holder, or at our option if the market price of our Common Stock reaches certain minimum levels.

Costs incurred in connection with the issuance of the Series A Convertible Preferred Stock in the amount of $106,000 representing professional fees were recorded as a reduction in the value of the Series A Convertible Preferred Stock.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition (the commitment date) and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended January 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $168,000 has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

5. ACQUISITION OF EUROPEAN AERONAUTICAL GROUP AB

The results of operations of EAG from November 22, 2005 (the date of acquisition) to January 31, 2006 (approximately 2-1/3 months) are included in the consolidated condensed statement of operations for the three months ended January 31, 2006.

On November 22, 2005, we acquired all of the issued and outstanding shares of EAG from SAS Group AB.  The acquisition enhanced our position as a provider of integrated flight operations solutions to airlines on a global basis. The acquisition expanded our product suite to include aeronautical charting and navigational data solution sets and significantly increased our European customer base. The purchase price was determined primarily with reference to the revenue and cash flows of EAG.

The acquisition of EAG was accounted for using the purchase method of accounting in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS 141”).

NAVTECH, INC.	6

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The estimated purchase price for the EAG Acquisition is SEK (Swedish Krona) 155 million (approximately $19.3 million USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at January 31, 2006. The estimated purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. The estimated purchase price above gives effect to our estimate of the working capital of EAG at closing, which is subject to final negotiation between the parties. Direct costs associated with the acquisition were approximately $1.2 million, consisting primarily of professional fees related to the due diligence and negotiation of the acquisition agreement, and have been included as part of the purchase price in the table below.

Of the estimated purchase price for EAG, $8.3 million was allocated to intangible assets, which are considered to have finite lives and therefore subject to amortization. Of this amount, $4.8 million was allocated to contractual relationships, and $3.5 million was allocated to the library of aeronautical charts. The fair values of the contractual relationships were determined using the discounted cash flow method, and the amortization period is seven years. The library of aeronautical charts was valued based on the estimated cost to develop the library internally, and the amortization period is ten years. The amortization periods were determined using the estimated economic useful life of the asset.

In the allocation of the purchase price, $13.1 was assigned to goodwill. This represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with our accounting policy.

In accordance with SFAS 141, the total consideration paid for this acquisition was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:
In thousands of US dollars
Net assets acquired:
Working capital	$(987)
Deferred tax asset	115
Capital assets	2,210
Deferred tax liability (1)	(2,323)
Intangible assets	8,298
7,313
Goodwill	13,103
Purchase Price	20,416
Purchase Price consideration:
Cash	$20,097
Net amount due from vendor (2)	(897)
Acquisition costs	1,216
20,416

(1)	Represents the excess accounting value of the intangible assets acquired compared to their tax value.
(2)	Represents estimated reduction of purchase price due to finalization of working capital on closing net of further non-contingent amounts due to the seller.

The purchase price allocation for this acquisition is not yet finalized including the final determination of working capital at closing and the determination of contingent future payments to a maximum of SEK 27 million (approximately $3.3 million USD) and, as a result, there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the purchase price allocation.

NAVTECH, INC.	7

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The following unaudited pro forma information assumes that the acquisition of EAG and the related financing transactions occurred on the first day of the three months ended January 31, 2006.

In thousands of US dollars, except per share amounts	Three months ended January 31,
2006

Revenue	$9,275
Net earnings	440
Accrued convertible preferred stock dividend	(50)
Deemed convertible preferred stock dividend	(947)
Net loss applicable to common stock holders	(557)
Basic and Diluted net loss per share applicable to common stockholders	$(0.11)
Weighted Average Number of Shares	4,903,792

This pro forma information is for information purposes only and does not purport to represent what our financial results of operations for the period presented would have been had the acquisition occurred at the beginning of the period indicated, or to project our financial results of operations for any future period.

NAVTECH, INC.	8

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

6. EARNINGS PER SHARE

In thousands of US dollars, except per share amounts	Three months ended January 31,
	2006	2005
Numerator:
Net earnings	$380	$59
Accrued convertible preferred stock dividend	(38)	-
Deemed dividend on issuance of convertible preferred stock (1)	(947)	-
Net (loss) earnings applicable to common stock holders (A)	(605)	59
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,903,792	4,300,128
Effect of dilutive securities: (2)	-	710,282
Denominator for diluted earnings per share - adjusted weighted adjusted weighted
average number of common shares outstanding (C)	4,903,792	5,010,410
(Loss) earnings per share - basic (A)/(B)	(0.12)	0.01
(Loss) earnings per share - diluted (A)/(C)	(0.12)	0.01

(1) In accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended January 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

 (2) Dilutive securities consist of employee stock options, warrants and convertible preferred shares. Securities are excluded if their effect is antidilutive. Potentially dilutive securities excluded are as follows:
Common Stock issuable(1)
Employee stock options	621,500
Preferred Stock Warrants (Note 4)	100,000
Note Payable Warrants (Note 3)	312,176
Series A Convertible Preferred Stock (Note 4)	1,600,000
2,633,676
(1)Number of shares issuable is based on maximum number of shares issuable on exercise or conversion of the related securities. Such amounts have not been adjusted for treasury stock method or weighted average outstanding calculations required if the securities were dilutive.

NAVTECH, INC.	9

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

7. STOCK BASED COMPENSATION

We have adopted SFAS No. 123, ’Accounting for Stock-Based Compensation‘. As permitted under this standard, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 31,
Assumption	2006	2005
Volatility factor of expected market price of Navtech, Inc.’s stock	112%	158%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	3.2	2.4

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, our net earnings (loss) applicable to common stock holders and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.

In thousands of US dollars, except per share amounts	Three months ended January 31,
	2006	2005

Net (loss) earnings applicable to common stock holders - reported (1)	$(605)	$59
Pro forma stock-based compensation	(22)	(18)
Net (loss) earnings applicable to common stock holders- pro forma	$(627)	$41
Basic and diluted (loss) earnings per share - reported	$(0.12)	$0.01
Pro forma stock-based compensation	-	-
Basic and diluted (loss) earnings per share - pro forma	$(0.12)	$0.01

(1) After reflecting deemed and accrued preferred stock dividend. See Note 6.

NAVTECH, INC.	10

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

8. SEGMENTED INFORMATION

We have identified only one reportable segment under Statement of Financial Accounting Standards No.131, ’Disclosures about Segments of an Enterprise and Related Information‘ (“SFAS 131”).

Revenue by geographic locations is determined based on the location of the customer:
	Total Revenue Three months ended January 31,
In thousands of US dollars	2006	2005
United States, Mexico, South America and Other	$1,570	$1,481
Canada	324	583
Europe, Africa, Middle East and Asia Pacific	6,015	359
	$7,909	$2,423

Long-lived assets represent capital assets, goodwill and intangible assets that are attributed to individual geographical segments:
	Long-lived Assets January 31,
In thousands of US dollars	2006	2005
United States	$72	$73
Canada	729	432
Europe	23,427	77
	$24,228	$582

9. COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income (“OCI”). OCI refers to changes in net assets from transactions and other events, and circumstances not included in net income. These changes are recorded directly as a separate component of Stockholders’ Equity. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency.

The components of comprehensive income were as follows:
	Three months ended January 31,
In thousands of US dollars	2006	2005
Net earnings	$380	$59
Foreign currency translation adjustments	135	(37)
	$515	$22

10. COMMITMENTS AND CONTINGENCIES

The acquisition of EAG includes possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at January 31, 2006. The estimated purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. See Note 5.

There are no other significant changes to commitments and contingencies since October 31, 2005.

NAVTECH, INC.	11

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis

FORWARD-LOOKING STATEMENTS

This document contains ‘forward-looking statements’ as defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that have been made or that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under “Other Considerations” in Item 6 of our Form 10-KSB for the year ended October 31, 2005), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

FACTORS AFFECTING OPERATING RESULTS
First Quarter ended January 31, 2006

Acquisition of European Aeronautical Group AB (“EAG”)

On November 22, 2005, we acquired all of the issued and outstanding shares of EAG from SAS Group AB. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of January 31, 2006 and for the three months then ended.

The acquisition has had a significant impact on the majority of our financial comparatives including revenue, operating costs and expenses and assets and liabilities. EAG’s revenue and expenses have historically been considerably more than twice that of our revenue and expenses prior to the acquisition.

EAG’s results from November 22, 2005 (approximately 2-1/3 months) are included in our operating results for our first quarter of fiscal 2006, but no results from EAG are included in the first quarter of fiscal 2005.

The acquisition of EAG has enhanced our position as a provider of integrated flight operations solutions to airlines on a global basis. With EAG as part of our operations, we have expanded our product suite to include aeronautical charting and navigational data solution sets and significantly increased our European customer base. We now provide flight operations software and services to over 250 airlines globally.

The combined company has approximately 250 employees with offices in the United States, Canada, Sweden, the United Kingdom and Singapore.

NAVTECH, INC.	12

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

Revenue

Revenue is derived from the following sources:

i)
Service fees from the provision of flight planning systems and services, aeronautical chart services, navigational data services, runway analysis services, crew management systems and services, and ongoing customer support;

ii)	Professional services associated with customer specific software or product configuration or customized software development; and

iii)	Hardware sales in conjunction with the initiation of services for a new customer.

As EAG’s revenues have historically been considerably more than twice our revenues prior to the acquisition, revenue for the three months ended January 31, 2006 is significantly higher than the same period in fiscal 2005. Revenue from EAG is included from November 22, 2005 (approximately 2-1/3 months). Historically, EAG’s revenues have primarily consisted of service fees.

Total revenue for the quarter increased 226% to $7,909,000 compared to the same period in fiscal 2005. Revenue for the three months ended January 31, 2006 and 2005 was as follows:

In thousands of US dollars	2006	2005	Percentage Change
Service fees	$7,479	$1,945	285%
Professional services	399	322	24
Hardware sales	31	156	(80)
	$7,909	$2,423	226%

Professional services for the quarter increased compared to the same period in the prior year to a lesser degree than Service fees as a result of specific large professional services projects conducted in the prior year and not repeated in fiscal 2006. Hardware sales in the quarter decreased compared to the same period in fiscal 2005 as a result of hardware sold in conjunction with the large professional services projects from fiscal 2005.

Costs and Expenses

As EAG’s operating expenses have historically been more than twice our operating expenses prior to the acquisition, costs and expenses for the three months ended January 31, 2006 are significantly higher than the same period in fiscal 2005. Operating expenses from EAG are included from November 22, 2005 (approximately 2-1/3 months).

Total costs and expenses for the quarter increased 192% to $6,896,000 compared to the same period in fiscal 2005. Costs and Expenses for the three months ended January 31, 2006 and 2005 were as follows:
In thousands of US dollars	2006	2005	Percentage Change
Cost of services	$4,103	$1,094	275%
Cost of hardware revenue	31	137	(77)
Research and development	311	274	13
Selling and marketing	655	370	77
General and administrative	1,351	438	208
Depreciation	249	45	453
Amortization of acquisition-related intangible assets	196	-	100
	$6,896	$2,358	192%

NAVTECH, INC.	13

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Cost of services are the direct costs associated with service fee and professional services revenue and are comprised primarily of personnel costs, data or data management costs, aeronautical chart production and distribution costs. As we invest in our ability to provide the newly-acquired products on a global basis, we expect the cost of services to increase in the short-term. At the same time, we are continuing to examine more efficient and/or automated methods of service delivery in order to reduce the cost of services over the longer-term.

Research and development costs are related to activities undertaken to improve the functionality of our products or improve the production and delivery methods of our services. We anticipate research and development will be a continued area of focus in 2006.

Both selling and marketing and general and administrative expenses for the quarter have increased significantly compared to the same period in fiscal 2005 as a result of the acquisition.

Depreciation for the quarter has increased 453% to $249,000 compared to the same period in the prior year due to the value of capital assets acquired with EAG. These capital assets are primarily computer hardware and software.

Amortization of acquisition-related intangibles relate to the amortization of identifiable intangible assets acquired with EAG (total of $8.3 million). The intangible assets are comprised of contractual relationships ($4.8 million), and a library of aeronautical charts ($3.5 million). The assets are amortized over their economic useful lives estimated at 7 and 10 years respectively.

Interest Expense

Interest expense for the three months ended January 31, 2006 increased to $543,000 from $5,000 in the same period in fiscal 2005. The increase is a direct result of $21,000,000 of notes payable issued to finance the acquisition of EAG, and capital leases entered into in late fiscal 2005. Interest expense for the three months ended January 31, 2006 and 2005 is comprised of the following:
In thousands of US dollars	2006	2005
Note payable interest	$456	$-
Amortization of deferred financing costs	21	-
Amortization of Note Payable Warrants	29	-
Other interest expense	37	5
	$543	$5

Income Taxes

As we operate globally, we calculate our income tax provision for each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. Income taxes for the quarter were $90,000 as compared to zero for the same period in fiscal 2005 at which time the benefit of research and development tax credits offset the tax on earnings for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2006, our available funds consisted of approximately $6,472,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the RBC Royal Bank facility at January 31, 2006. The facility is secured by the assets of Navtech-Canada and is due for renewal in April 2006.

We also have lease credit facilities in the amount of $710,000, the full amount of which was drawn upon as at January 31, 2006 to finance the purchase of hardware re-sold to customers. The lease facilities are subject to the same terms and conditions as the operating line of credit.

NAVTECH, INC.	14

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Our working capital at January 31, 2006 was $4,334,000 as compared to $999,000 at October 31, 2005. Working capital has increased primarily due to the excess of the proceeds from the issue of the convertible preferred stock and notes payable over the cash paid on the acquisition of EAG.

Cash flows from operating activities

For the three months ended January 31, 2006, operating activities accounted for a net outflow of $302,000. Inflows from earnings and an increase in deferred revenues was more than offset by an increase in accounts receivable due in part to the fact that some of EAG’s customers are invoiced on an annual basis in January for services.

Cash flows from investing activities

For three months ended January 31, 2006, investing activities represented a net outflow of $19,234,000 as a result of the cash paid on the acquisition of EAG, partially offset by the cash acquired with EAG. Acquisition costs accounted for an outflow of $178,000 which represents the portion of the total acquisition costs of $1,216,000 that were paid in cash during the quarter. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of January 31, 2006 and for the three months then ended.

Cash flows from financing activities

For the three months ended January 31, 2006 financing activities accounted for a net inflow of $24,184,000 primarily due the proceeds from the issue of $21,000,000 of notes payable and $4,000,000 of convertible preferred stock, reduced by the financing costs of $670,000 and equity issue costs of $106,000 paid in the quarter. Please also refer to Note 3 and 4 to our unaudited consolidated condensed interim financial statements as of January 31, 2006 and for the three months then ended

Expected annual cash payments related to the notes payable and convertible preferred stock are as follows:

In thousands of US dollars	Expected Annually
Notes payable interest	$2,415
Preferred stock dividends	200
$2,615

Capital Commitments

At January 31, 2006, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

Other Items

Acquisition-related contingency payments
The acquisition of EAG includes possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. Due to the uncertainty of the outcome of the performance measures, no liability has been recorded in connection with these contingent payments. In addition, the estimated purchase price is subject to adjustment based on the finalization of the working capital of EAG at closing.

NAVTECH, INC.	15

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Exposure to foreign currencies
Our cash inflows from sales contracts are denominated in various currencies. The relative proportion of these currencies is different from the proportion of currencies required for payment of our operating expenses. Adverse fluctuations in exchange rates of the currencies of sales contracts relative to currencies of operating expenses, or fluctuations in the exchange rates of the currencies of sales contracts or operating expenses relative to our reporting currency may have an adverse effect on future reported results of operations and financial condition. In addition, cash flows from operations are comprised of various currencies while the recently issued senior subordinated debt is denominated in US dollars. Adverse fluctuations in exchange rates of the currencies providing operating cash flows relative to the US dollar may impact our ability to finance our debt. We will continue to evaluate possible currency hedging strategies.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.	16

NAVTECH, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.	17

NAVTECH, INC.

Part II. Other Information

Item 6. Exhibits

  Exhibits

3(A) Certificate of Incorporation, as amended (1)

3 (B) Certificate of Designation with respect to Series A Convertible Preferred Shares (2)

3(C)  By-Laws, as amended (3)

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

(2)
We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Current Report on Form 8-K for an event dated November 21, 2005.

(3)
We hereby incorporate the footnoted exhibit by reference in accordance with Rule 12b-32, as such exhibit was originally filed as an exhibit in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999.

NAVTECH, INC.	18

NAVTECH, INC.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: March 17, 2006	By:	/s/ David Strucke
David Strucke,
Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard,
Chief Financial Officer

NAVTECH, INC.	19