Form 10QSB
period 2006-04-30
NAVTECH INC
filed 2006-06-14
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

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
Yes  [  ]  No [  ]

The number of shares outstanding of the issuer's common stock as of May 31, 2006 was 4,328,950 shares.

Transitional Small Business Disclosure Format. Yes [  ]  No [X]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended April 30, 2006

INDEX

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of US Dollars, except per share amounts)
(Unaudited)
	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005

REVENUE
Service fees	$8,529	$2,252	$16,008	$4,197
Professional fees	729	464	1,128	786
Hardware revenue	30	9	61	165
Total revenue	$9,288	$2,725	$17,197	$5,148

COSTS AND EXPENSES
Cost of services	5,416	1,313	9,519	2,375
Cost of hardware revenue	30	9	61	165
Research and development	299	372	610	660
Selling and marketing	717	420	1,372	790
General and administrative	1,649	447	2,958	884
Foreign exchange (gain) loss	(108)	-	(66)	1
Depreciation	337	52	585	96
Amortization of acquisition-related intangible assets	259	-	455	-
Total Costs and Expenses	8,599	2,613	15,494	4,971

Income from operations	689	112	1,703	177
Other expense
Interest expense	592	4	1,135	10
Earnings before income taxes	97	108	568	167
Income taxes (recovery) expense	(6)	-	84	-
Net earnings	$103	$108	$484	$167
Net earnings per share (Note 6)
Basic	$0.01	$0.02	$(0.11)	$0.04
Diluted	$0.01	$0.02	$(0.11)	$0.03

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of US Dollars)
(Unaudited)

	April 30, 2006	October 31, 2005

ASSETS
Current assets
Cash	$6,501	$444
Accounts receivable (net of allowance for bad debts of $680; (2005 - $247)	6,090	1,616
Lease receivable - current portion	134	187
Inventory	348	-
Other receivables (Note 5)	897	-
Income taxes receivable	434	-
Prepaid expenses and other	2,008	1,425
	16,412	3,672
Lease receivable	554	561
Deferred taxes	2,105	477
Deferred financing costs (Note 3)	621	-
Capital assets	2,952	582
Intangible assets and goodwill (Note 5)	19,151	-
	$41,795	$5,292

LIABILITIES
Current liabilities
Accounts payable	$3,968	$681
Accrued liabilities	3,874	883
Deferred revenue	5,645	826
Obligations under capital lease - current portion	254	242
Deferred lease inducements	25	41
	13,766	2,673

Obligations under capital lease	362	464
Deferred tax liability (Note 5)	1,753	-
Notes payable (Note 3)	20,136	-
	36,017	3,137
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock	6	6
Authorized - 20,000,000, Par Value $0.001, Issued - 5,682,828 (2005 - 5,635,328)
Treasury stock - 1,353,878 (2005 - 733,188) (Note 7)	(1)	(1)
Convertible preferred stock	3,706	-
Authorized - 2,000,000, Par value $0.01, Issued - 1,600,000 (2005 - nil)
Additional paid-in capital	3,741	3,462
Accumulated other comprehensive income	235	134
Accumulated deficit	(1,909)	(1,446)
	5,778	2,155
	$41,795	$5,292

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of US Dollars)
(Unaudited)

Six Months ended April 30,	2006	2005

OPERATING ACTIVITIES
Net earnings	$484	$167
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	585	96
Amortization of acquisition-related intangible assets	455	-
Amortization of deferred financing costs and note payable warrants	118	-
Provision for uncollectible accounts	97	101
Deferred lease inducements	(8)	22
Deferred taxes	(115)	-
Changes in operating assets and liabilities
Accounts receivable	(1,031)	(1,049)
Prepaid expenses and other	(31)	(214)
Accounts payable and accrued liabilities	1,082	319
Deferred revenue	1,406	172
Income taxes receivable	(434)	-
	2,608	(386)

INVESTING ACTIVITIES
Acquisition of European Aeronautical Group AB (Note 5)	(20,097)	-
Acquisition costs	(809)	-
Cash acquired	2,450	-
Purchase of capital assets	(562)	(164)
	(19,018)	(164)

FINANCING ACTIVITIES
Repayment of capital leases	(90)	(20)
Issue of notes payable (Note 3)	21,000	-
Debt financing costs (Note 3)	(670)	-
Issue of convertible preferred stock (Note 4)	4,000	-
Equity issue costs (Note 4)	(126)	-
Share repurchase	(1,800)	-
Exercises under stock option plan	33	75
Exercises of warrants	-	234
	22,347	289

Effect of foreign exchange rates on cash	120	(1)
Net cash flow	6,057	(262)
Cash, beginning of period	444	445
Cash, end of period	$6,501	$183
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for interest	$(31)	$10
Cash paid during the period for income taxes	56	-
Non-cash preferred stock deemed dividend	947	-
Accrued preferred stock dividend	88	-

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

During the six months ended April 30, 2006, we adopted the following accounting changes and policies:

Foreign currency translation

The determination of the functional currency for our foreign subsidiaries is made based on the appropriate economic factors. For most foreign operations, the local currencies are generally considered to be the functional currencies. During the quarter ended January 31, 2006 the functional currency of Navtech Systems Support, Inc. (“Navtech-Canada”), one of our wholly owned subsidiaries, changed from the Canadian dollar (its local currency) to the U.S. dollar as a result of fundamental changes in the economic environment in which Navtech-Canada operates. As a result of this change in functional currency, exchange rate gains and losses are recognized on all transactions in currencies other than the U.S. dollar and included in income for the period in which the exchange rates changed. The books and records of Navtech-Canada are maintained in Canadian dollars and are re-measured into the functional currency prior to the translation process.

For foreign subsidiary financial statements, balance sheet accounts are translated at current exchange rates, and statements of operations are translated at average exchange rates for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. The effects of re-measuring non-functional currency assets and liabilities into the functional currency are included in current earnings.

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

Goodwill

When we acquire a business, we determine the fair value of the net tangible and intangible assets acquired and compare the total amount to the amount that we paid for the business. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill. Goodwill is tested at least annually for impairment to ensure that its fair value is greater than or equal to carrying value. Any excess of carrying value over fair value is charged to income in the period in which an impairment is determined.

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

Costs of $670,000 directly related to the issue of the notes payable have been deferred. The deferred financing costs will be amortized to interest expense over the term of the debt on a straight line basis, which approximates the effective interest method. Amortization of deferred financing costs for the six month period ended April 30, 2006 amounted to $50,000 and was recorded in interest expense.

We have estimated the fair market value of the Note Payable Warrants to be approximately $930,000. The estimated fair market value of the Note Payable Warrants has been recorded as additional paid in capital and a reduction to the recorded amount of the notes payable. The amount will be amortized to interest expense over the life of the debt, accreting the recorded amount of the notes payable to the original face value, on a straight line basis, which approximates the effective interest method. Amortization of the Note Payable Warrants for the six month period ended April 30, 2006 amounted to $68,000 and was recorded in interest expense.

NAVTECH, INC.

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

Costs incurred in connection with the issuance of the Series A Convertible Preferred Stock in the amount of $126,000 representing professional fees were recorded as a reduction in the value of the Series A Convertible Preferred Stock.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition (the commitment date) and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended April 30, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $168,000 has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

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

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The estimated purchase price for the EAG Acquisition is SEK (Swedish Krona) 155 million (approximately $19.2 million USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at April 30, 2006. The estimated purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. The estimated purchase price above gives effect to our estimate of the working capital of EAG at closing, which is subject to final negotiation between the parties. Direct costs associated with the acquisition were approximately $1.4 million, consisting primarily of professional fees related to the due diligence and negotiation of the acquisition agreement, and have been included as part of the purchase price in the table below.

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

In the allocation of the purchase price, $13.3 was assigned to goodwill. This represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with our accounting policy.

In accordance with SFAS 141, the total consideration paid for this acquisition was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

US$000
Net assets acquired:
Net working capital	$(987)
Capital assets	2,210
Deferred taxes	(258)
Intangible assets	8,298
9,263
Goodwill	11,308
Purchase Price	$20,571
Purchase Price consideration:
Cash	$20,097
Net amount due from vendor (2)	(897)
Acquisition costs (3)	1,371
$20,571

(1)
During the quarter ended April 30, 2006, we recognized approximately $2.0 million in future tax assets that relate to the business acquired and recorded a corresponding reduction in the goodwill balance originally recognized on the business combination.

(2)	Represents estimated reduction of purchase price due to finalization of working capital on closing net of further non-contingent amounts due to the seller.

(3)	Acquisition costs increased $155,000 during the quarter ended April 30, 2006 for professional fees incurred in excess of those previously accrued.

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

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The following unaudited pro forma information assumes that the acquisition of EAG and the related financing transactions occurred on the first day of the six months ended April 30, 2006.

In thousands of US dollars, except per share amounts	Six months ended April 30,
2006

Revenue	$18,563
Net earnings	543
Accrued convertible preferred stock dividend	(100)
Deemed convertible preferred stock dividend	(947)
Net loss applicable to common stock holders	(504)
Basic and Diluted net loss per share	$(0.11)
Weighted Average Number of Shares	4,799,498

This pro forma information is for information purposes only and does not purport to represent what our financial results of operations for the period presented would have been had the acquisition occurred at the beginning of the period indicated, or to project our financial results of operations for any future period.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

6. EARNINGS PER SHARE

	Three months ended April 30,		Six months ended April 30,
In thousands of US dollars, except per share amounts	2006	2005	2006	2005
Numerator:
Net earnings	$103	$108	$484	$167
Accrued convertible preferred stock dividend	(50)	-	(88)	-
Deemed dividend on issuance of convertible preferred stock (1)	-	-	(947)	-
Net (loss) earnings to be allocated	53	108	(551)	167
Less allocation of undistributed earnings to participating preferred stock	(14)	-	-	-
Income attributable to common shareholders (A)	39	108	(551)	167
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,691,688	4,411,781	4,799,498	4,505,741
Effect of dilutive securities: (2)	864,222	631,282	-	631,282
Denominator for diluted earnings per share - adjusted weighted
average number of common shares outstanding (C)	5,555,910	5,043,063	4,799,498	5,137,023
(Loss) earnings per share - basic (A)/(B)	0.01	0.02	(0.11)	0.04
(Loss) earnings per share - diluted (A)/(C)	0.01	0.02	(0.11)	0.03

Emerging Issues Task Force (“EITF”) 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” requires companies with participating securities to calculate earnings per share using the two-class method. The Company’s shares of Series A Convertible Participating Preferred Stock (“Series A Convertible Preferred Stock”) are considered to be participating securities as these securities are entitled to dividends declared on the Company’s common stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to preferred stock in the calculation of basic earnings per share.

(1)    In accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended April 30, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

 (2)  The effect of dilutive securities in the table above is calculated using the treasury stock method. Dilutive securities consist of employee stock options, warrants and convertible preferred shares. Securities are excluded from diluted earnings per share calculations if their effect is antidilutive. As a result of the negative earnings per share for the six months ended April 30, 2006, potentially dilutive securities are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. Potentially dilutive securities based on their maximum issuable amounts as of April 30, 2006 are as follows:

Common Stock issuable
Employee stock options	675,500
Preferred Stock Warrants (Note 4)	100,000
Note Payable Warrants (Note 3)	312,176
Series A Convertible Preferred Stock (Note 4)	1,600,000
2,687,676

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

7. TREASURY STOCK

During the quarter, we repurchased 620,690 of our common shares for $1.8 million in a single transaction. At April 30, 2006, the number of common shares in treasury amounted to 1,353,878.

8. STOCK BASED COMPENSATION

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
	Six months endedApril 30,
Assumption	2006	2005
Volatility factor of expected market price of Navtech, Inc.’s stock	100%	139%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	3.4	2.4

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

In thousands of US dollars, except per share amounts	Six months ended April 30,
	2006	2005

Net (loss) earnings applicable to common stock holders - reported (1)	$(551)	$167
Pro forma stock-based compensation	(58)	(34)
Net (loss) earnings applicable to common stock holders- pro forma	$(609)	$133
Basic (loss) earnings per share - reported	$(0.11)	$0.04
Diluted (loss) earnings per share - reported	(0.11)	0.03
Pro forma stock-based compensation per share	(0.02)	(0.01)
Basic (loss) earnings per share - pro forma	$(0.13)	$0.03
Diluted (loss) earnings per share - pro forma	(0.13)	0.02

(1) After reflecting deemed and accrued preferred stock dividend. See Note 6.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

9. SEGMENTED INFORMATION

We have identified only one reportable segment under Statement of Financial Accounting Standards No.131, ’Disclosures about Segments of an Enterprise and Related Information‘ (“SFAS 131”).

Revenue by geographic locations is determined based on the location of the customer:

	Total Revenue Six months ended April 30,
In thousands of US dollars	2006	2005
United States, Mexico, South America and Other	$3,271	$3,014
Canada	793	1,334
Europe, Africa, Middle East and Asia Pacific	13,133	800
	$17,197	$5,148

Long-lived assets represent capital assets, goodwill and intangible assets that are attributed to individual geographical segments:

	Long-lived Assets April 30,
In thousands of US dollars	2006	2005
United States	$66	$72
Canada	767	425
Europe	23,221	80
	$24,054	$577

10. COMPREHENSIVE INCOME

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

The components of comprehensive income were as follows:

	Six months ended April 30,
In thousands of US dollars	2006	2005
Net earnings	$484	$167
Foreign currency translation adjustments	186	(88)
	$670	$79

11. COMMITMENTS AND CONTINGENCIES

The acquisition of EAG includes possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at April 30, 2006. The estimated purchase price is also subject to adjustment based on finalization of the working capital of EAG at closing. See Note 5.

There are no other significant changes to commitments and contingencies since October 31, 2005.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

FACTORS AFFECTING OPERATING RESULTS
Six months ended April 30, 2006

Common Stock Repurchase

On March 28, 2006, we signed an agreement to repurchase 620,690 of our common stock for $1.8 million (or $2.90 per share) in a private sale transaction. The shares were delivered and the transaction closed during April 2006. The repurchase represented 12.7% of our common stock outstanding at that time, or 8.1% on a diluted basis (after giving effect to all potentially dilutive securities).

Acquisition of European Aeronautical Group AB (“EAG”)

On November 22, 2005, we acquired all of the issued and outstanding shares of EAG from SAS Group AB. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of April 30, 2006 and for the six months then ended.

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

The combined company has approximately 240 employees with offices in the United States, Canada, Sweden, the United Kingdom and Singapore.

During the quarter ended April 30, 2006, we recognized approximately $2.0 million in future tax assets that relate to the business acquired and recorded a corresponding reduction in the goodwill balance originally recognized on the business combination.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

As EAG’s revenues have historically been considerably more than twice our revenues prior to the acquisition, revenue for the six months ended April 30, 2006 is significantly higher than the same period in fiscal 2005. Revenue from EAG is included from November 22, 2005 (approximately 5-1/3 months). Historically, EAG’s revenues have primarily consisted of service fees.

Total revenue for the six months ended April 30, 2006 increased 234% to $17,197,000 compared to the same period in fiscal 2005. Revenue for the six months ended April 30, 2006 and 2005 was as follows:

In thousands of US dollars	2006	2005	Percentage Change
Service fees	$16,008	$4,197	281%
Professional services	1,128	786	44
Hardware sales	61	165	(63)
	$17,197	$5,148	234%

Professional services increased compared to the same period in the prior year to a lesser degree than Service fees as a result of specific large professional services projects conducted in the prior year and not repeated in fiscal 2006. Hardware sales have decreased compared to the same period in fiscal 2005 as a result of hardware sold in conjunction with the large professional services projects from fiscal 2005.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Costs and Expenses

As EAG’s operating expenses have historically been more than twice our operating expenses prior to the acquisition, costs and expenses for the six months ended April 30, 2006 are significantly higher than the same period in fiscal 2005.

Total costs and expenses for the six months ended April 30, 2006 increased 212% to $15,494,000 compared to the same period in fiscal 2005. Costs and Expenses for the three months ended April 30, 2006 and 2005 were as follows:
In thousands of US dollars	2006	2005	Percentage Change
Cost of services	$9,519	$2,375	301%
Cost of hardware revenue	61	165	(63)
Research and development	610	660	(8)
Selling and marketing	1,372	790	74
General and administrative	2,958	884	235
Foreign exchange (gain) loss	(66)	1	-
Depreciation	585	96	509
Amortization of acquisition-related intangible assets	455	-	-
	$15,494	$4,971	212%

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

Both selling and marketing and general and administrative expenses for the six month period increased significantly compared to the same period in fiscal 2005 as a result of the acquisition.

Depreciation increased 509% to $585,000 compared to the same period in the prior year due to the value of capital assets acquired with EAG. These capital assets are primarily computer hardware and software.

Amortization of acquisition-related intangibles relate to the amortization of identifiable intangible assets acquired with EAG (total of $8.3 million). The intangible assets are comprised of contractual relationships ($4.8 million), and a library of aeronautical charts ($3.5 million). The assets are amortized over their economic useful lives estimated at 7 and 10 years, respectively.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest Expense

Interest expense for the six months ended April 30, 2006 increased to $1,135,000 from $10,000 in the same period in fiscal 2005. The increase is a direct result of $21,000,000 of notes payable issued to finance the acquisition of EAG, and capital leases entered into in late fiscal 2005. Interest expense for the six months ended April 30, 2006 and 2005 is comprised of the following:

In thousands of US dollars	2006	2005
Note payable interest	$1,046	$-
Amortization of deferred financing costs	50	-
Amortization of Note Payable Warrants	68	-
Other interest (income) expense	(29)	10
	$1,135	$10

Income Taxes

As we operate globally, we calculate our income tax provision for each of the jurisdictions in which we conduct business. Our tax rate is therefore affected by the relative profitability of our operations in various geographic regions. Including the benefit of research and development tax credits, the income tax provision for the six months ended April 30, 2006 was $84,000 as compared to zero for the same period in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2006, our available funds consisted of approximately $6,501,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the RBC Royal Bank facility at April 30, 2006. The facility is secured by the assets of Navtech-Canada.

We also have lease credit facilities in the amount of $710,000, the full amount of which was drawn upon as at April 30, 2006 to finance the purchase of hardware re-sold to customers. The lease facilities are subject to the same terms and conditions as the operating line of credit.

Our working capital at April 30, 2006 was $2,646,000 as compared to $999,000 at October 31, 2005. Working capital has increased primarily due to the excess of the proceeds from the issue of the convertible preferred stock and notes payable over the cash paid on the acquisition of EAG.

Cash flows from operating activities

For the six months ended April 30, 2006, operating activities accounted for a net inflow of $2,608,000.  Cash inflows from earnings was augmented by a decrease in non-cash working capital, primarily due to the increase in deferred revenues. This is in part due to the fact that some of EAG’s customers are invoiced on an annual basis in January for services.

Cash flows from investing activities

For the six months ended April 30, 2006, investing activities represented a net outflow of $19,018,000 as a result of the cash paid on the acquisition of EAG, partially offset by the cash acquired with EAG. Acquisition costs accounted for an outflow of $809,000 which represents the portion of the total acquisition costs of $1,371,000 that were paid in cash during the fiscal year to date. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of April 30, 2006 and for the six months then ended.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from financing activities

For the six months ended April 30, 2006, financing activities accounted for a net inflow of $22,347,000 primarily due to the proceeds from the issue of $21,000,000 of notes payable and $4,000,000 of convertible preferred stock, reduced by the financing costs of $670,000 and equity issue costs of $126,000 paid during the fiscal year to date. Please also refer to Notes 3 and 4 to our unaudited consolidated condensed interim financial statements as of April 30, 2006 and for the six months then ended. In addition, we repurchased 620,690 of our common stock for $1,800,000.

Expected annual cash payments related to the notes payable and convertible preferred stock are as follows:
In thousands of US dollars	Expected Annually
Notes payable interest	$2,415
Preferred stock dividends	200
$2,615

Capital Commitments

At April 30, 2006, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

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

Exposure to foreign currencies
Our cash inflows from sales contracts are denominated in various currencies. The relative proportion of these currencies is different from the proportion of currencies required for payment of our operating expenses. Adverse fluctuations in exchange rates of the currencies of sales contracts relative to currencies of operating expenses, or fluctuations in the exchange rates of the currencies of sales contracts or operating expenses relative to our reporting currency, may have an adverse effect on future reported results of operations and financial condition. In addition, cash flows from operations are comprised of various currencies while the recently issued senior subordinated debt is denominated in US dollars. Adverse fluctuations in exchange rates of the currencies providing operating cash flows relative to the US dollar may impact our ability to finance our debt. We will continue to evaluate possible currency hedging strategies.

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.

NAVTECH, INC.
Part II. Other Information

Item 2.  Unregistered Sales of Equity Securities and Uses of Proceeds.

(a)  Not applicable
(b)  Not applicable
(c)  Issuer repurchases during the quarter:

Small Business Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

2/1/06 - 2/28/06	-	-	-	-
3/1/06 - 3/31/06	-	-	-	-
4/1/06 - 4/30/06	620,690(1)	$2.90	-	-
Total	620,690(1)	$2.90	-	-

(1)Shares acquired in a private transaction.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on March 31, 2006. The following persons were elected as directors, such persons to hold office until their successors are elected and have qualified:

	Number of Shares
	For	Withheld
David Strucke	5,393,368	9,474
Thomas D. Beynon	5,393,390	9,452
John Hunt	5,393,379	9,463
Michael Jakobowski	5,393,350	9,492
Andrew Snyder	5,392,350	10,492
Michael Ueltzen	5,393,368	9,474

NAVTECH, INC.

NAVTECH, INC.

Item 6. Exhibits

  Exhibits

3(A) Certificate of Incorporation, as amended (1)

3(B)  Certificate of Designation with respect to Series A Convertible Preferred Shares (2)

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

NAVTECH, INC.

Date: June 14, 2006	By:	/s/ David Strucke
David Strucke
Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard
Chief Financial Officer

NAVTECH, INC.