Form 10QSB
period 2006-07-31
NAVTECH INC
filed 2006-09-11
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

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
Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes [X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [  ] No [  ]

The number of shares outstanding of the issuer's common stock as of August 31, 2006 was 4,328,950 shares.

Transitional Small Business Disclosure Format. Yes [  ]  No  [X]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended July 31, 2006

INDEX

Part I. Financial Information
		Page
Item 1. Financial Statements

a)	Consolidated Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2006 and 2005	1

b)	Consolidated Condensed Balance Sheets as of July 31, 2006 and October 31, 2005	2

c)	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2006 and 2005	3

d)	Notes to Consolidated Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis		15

Item 3. Controls and Procedures		20

Part II. Other Information

Item 6. Exhibits		21

Signatures		22

Part I. Financial Information

Item 1. Financial Statements

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of US Dollars, except per share amounts)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005

REVENUE
Service fees	$9,201	$2,018	$25,209	$6,215
Professional fees	591	468	1,719	1,254
Hardware revenue	35	30	96	195
Total revenue	$9,827	$2,516	$27,024	$7,664

COSTS AND EXPENSES
Cost of services	5,620	1,266	15,139	3,641
Cost of hardware revenue	35	30	96	195
Research and development	451	174	1,061	834
Selling and marketing	810	418	2,182	1,208
General and administrative	1,635	439	4,592	1,323
Foreign exchange loss	85	-	19	1
Depreciation	373	55	958	151
Amortization of acquisition-related intangible assets	259	-	714	-
Total Costs and Expenses	9,268	2,382	24,761	7,353

Income from operations	559	134	2,263	311
Other expense
Interest expense	674	7	1,809	17
(Loss) earnings before income taxes	(115)	127	454	294
Recovery of income taxes	(246)	-	(162)	-
Net earnings	$131	$127	$616	$294
Net (loss) earnings per share (Note 6)
Basic	$0.01	$0.03	$(0.10)	$0.06
Diluted	$0.01	$0.02	$(0.10)	$0.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of US Dollars)
(Unaudited)

	July 31, 2006	October 31, 2005

ASSETS
Current assets
Cash	$4,781	$444
Accounts receivable (net of allowance for bad debts of $759; (2005 - $247)	6,345	1,616
Lease receivable - current portion	137	187
Inventory	360	-
Other receivables (Note 5)	786	-
Prepaid expenses and other	1,544	1,425
	13,953	3,672
Lease receivable	518	561
Deferred taxes	2,244	477
Deferred financing costs (Note 3)	593	-
Capital assets	2,835	582
Intangible assets (Note 5)	7,584
Goodwill (Note 5)	11,501	-
	$39,228	$5,292

LIABILITIES
Current liabilities
Accounts payable	$1,949	$681
Accrued liabilities	3,765	883
Deferred revenue	4,561	826
Obligations under capital lease - current portion	270	242
Deferred lease inducements	62	41
	10,607	2,673

Obligations under capital lease	342	464
Deferred taxes (Note 5)	2,155	-
Notes payable (Note 3)	20,175	-
	33,279	3,137
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock	6	6
Authorized - 20,000,000, Par Value $0.001, Issued - 5,682,828 (2005 - 5,635,328)
Treasury stock - 1,353,878 (2005 - 733,188) (Note 7)	(1)	(1)
Convertible preferred stock (Note 4)	3,706	-
Authorized - 2,000,000, Par value $0.01, Issued - 1,600,000 (2005 - nil)
Additional paid-in capital	3,741	3,462
Accumulated other comprehensive income	274	134
Accumulated deficit	(1,777)	(1,446)
	5,949	2,155
	$39,228	$5,292

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of US Dollars)
(Unaudited)

Nine Months ended July 31,	2006	2005

OPERATING ACTIVITIES
Net earnings	$616	$294
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation	958	151
Amortization of acquisition-related intangible assets	714	-
Amortization of deferred financing costs and note payable warrants (Note 3)	187	-
Provision for uncollectible accounts	183	101
Deferred lease inducements	(30)	14
Deferred taxes	117	96
Changes in operating assets and liabilities
Accounts receivable	(1,617)	(737)
Prepaid expenses and other	313	(423)
Lease receivable	92
Accounts payable and accrued liabilities	(25)	395
Income taxes payable	(372)
Deferred revenue	491	195
	1,627	86

INVESTING ACTIVITIES
Acquisition of European Aeronautical Group AB (Note 5)	(20,097)	-
Acquisition costs	(1,249)	-
Cash acquired	2,316	-
Purchase of capital assets	(787)	(216)
	(19,817)	(216)

FINANCING ACTIVITIES
Repayment of capital leases	(95)	(28)
Issue of notes payable (Note 3)	21,000	-
Debt financing costs (Note 3)	(670)	-
Issue of convertible preferred stock (Note 4)	4,000	-
Equity issue costs (Note 4)	(126)	-
Share repurchase (Note 7)	(1,800)	-
Exercises under stock option plan	33	75
Exercises of warrants	-	234
	22,342	281

Effect of foreign exchange rates on cash	185	(2)
Net cash flow	4,337	149
Cash, beginning of period	444	445
Cash, end of period	$4,781	$594
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,020	$17
Cash paid during the period for income taxes	91	-
Non-cash preferred stock deemed dividend	947	-
Accrued preferred stock dividend	138	-
Assets acquired through capital leases	64	711

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

The preparation of these unaudited consolidated condensed interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the accompanying notes. In particular, management makes judgments related to the accounting for revenue recognition, the allowance for doubtful accounts, income taxes, business acquisitions and the related goodwill and intangibles and the impairment of long-lived assets. In the opinion of management, these unaudited consolidated condensed financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

During the nine months ended July 31, 2006, we adopted the following accounting changes and policies:

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

In accordance with the pronouncement of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an annual impairment test. The Company has designated July 31st as the date for the annual impairment test. The Company performed the required impairment tests of goodwill as of July 31st using the discounted cash flow method. The results of this test indicated no impairment to the carrying value of goodwill.

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

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure and Amendment of SFAS No. 123 ("SFAS 148"). SFAS No. 123R supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS No. 123R effective November 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

We are evaluating the requirements of SFAS No. 123R and SAB 107 and have not yet quantified the impact of SFAS No. 123R on the future consolidated results of operations and earnings per share.

In June 2006, the FASB issued FIN No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of  FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS 109’’). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on November 1, 2006. We are currently in the process of assessing the impact of FIN 48 on its results of operations and financial condition.

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

Costs of $670,000 directly related to the issue of the notes payable have been deferred. The deferred financing costs will be amortized to interest expense over the term of the debt on a straight line basis, which approximates the effective interest method. Amortization of deferred financing costs for the nine month period ended July 31, 2006 amounted to $80,000 and was recorded in interest expense.

We have estimated the fair market value of the Note Payable Warrants to be approximately $930,000. The estimated fair market value of the Note Payable Warrants has been recorded as additional paid in capital and a reduction to the recorded amount of the notes payable. The amount will be amortized to interest expense over the life of the debt, accreting the recorded amount of the notes payable to the original face value, on a straight line basis, which approximates the effective interest method. Amortization of the Note Payable Warrants for the nine month period ended July 31, 2006 amounted to $107,000 and was recorded in interest expense.

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

The Series A Convertible Preferred Stock is convertible to the equivalent number of shares of Common Stock, subject to anti-dilution provisions. The number of shares of Common Stock provided on conversion is increased by any accrued but unpaid dividends, at a conversion price of $2.50. Conversion of the Preferred Stock is at the option of the holder, or at our option if the market price of our Common Stock reaches certain minimum levels. No shares of Preferred Stock had been converted into Common Stock as at July 31, 2006.

Costs incurred in connection with the issuance of the Series A Convertible Preferred Stock in the amount of $126,000 representing professional fees were recorded as a reduction in the value of the Series A Convertible Preferred Stock.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition (the commitment date) and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended July 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $168,000 has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

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

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The purchase price for the EAG Acquisition is SEK (Swedish Krona) 156 million (approximately $19.3 million USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3.7 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at July 31, 2006. The share purchase agreement provided for an adjustment to the purchase price based on finalization of the working capital of EAG at closing, which was completed in July 2006. The resulting reduction in the purchase price of SEK 9 million (approximately $1.3 million USD) is reflected in the cash figure of SEK 156 million above, and was received in cash from SAS Group AB in August 2006. Direct costs associated with the acquisition were approximately $1.4 million, consisting primarily of professional fees related to the due diligence and negotiation of the acquisition agreement, and have been included as part of the purchase price in the table below.

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

In the allocation of the purchase price, $11.5 million has been assigned to goodwill. This represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with our accounting policy.

In accordance with SFAS 141, the total consideration paid for this acquisition was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

In thousands of US dollars
Net assets acquired:
Net working capital (1)	$(1,010)
Capital assets	2,210
Deferred taxes (2)	(258)
Deferred lease inducements	(59)
Intangible assets	8,298
9,181
Goodwill	11,501
Purchase Price	$20,682
Purchase Price consideration:
Cash	$20,097
Net amount due from vendor (3)	(786)
Acquisition costs (4)	1,371
$20,682

(1)  During the quarter ended July 31, 2006, we recorded an adjustment to the original purchase price allocation which reduced the net working capital by approximately $23,000, and recorded a corresponding increase in the goodwill balance originally recognized on the business combination.

(2)  Represents the net of $1.9 million of deferred tax liabilities and $1.6 million of deferred tax assets related to the business acquired. This figure was adjusted from a net $2.3 million deferred tax liability in the original allocation with the recognition of certain deferred tax items relating to the business acquired and a corresponding reduction in the goodwill balance.

(3) Represents the reduction of the purchase price due to finalization of the working capital on closing net of further non-contingent amounts due to the seller. These amounts were settled in August 2006.

(4)  Acquisition costs increased $155,000 during the quarter ended April 30, 2006 for professional fees incurred in excess of those previously accrued.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

The purchase price allocation for this acquisition is not yet finalized including the determination of contingent future payments to a maximum of SEK 27 million (approximately $3.3 million USD) and, as a result, there may be unresolved contingencies, purchase price allocation issues, or additional liabilities that could result in a material adjustment to the purchase price allocation.

The following unaudited pro forma information assumes that the acquisition of EAG and the related financing transactions occurred on the first day of the nine months ended July 31, 2006.

In thousands of US dollars, except per share amounts	Nine months ended July 31,
2006

Revenue	$28,390
Net earnings	674
Accrued convertible preferred stock dividend	(150)
Deemed convertible preferred stock dividend	(947)
Net loss applicable to common stock holders	(423)
Basic and Diluted net loss per share	$(0.09)
Weighted Average Number of Shares	4,640,925

This pro forma information is for information purposes only and does not purport to represent what our financial results of operations for the period presented would have been had the acquisition occurred at the beginning of the period indicated, or to project our financial results of operations for any future period.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

6. EARNINGS PER SHARE

	Three months ended July 31,		Nine months ended July 31,
In thousands of US dollars, except per share amounts	2006	2005	2006	2005
Numerator:
Net earnings	$131	$127	$616	$294
Accrued convertible preferred stock dividend	(50)	-	(138)	-
Deemed dividend on issuance of convertible preferred stock (1)	-	-	(947)	-
Net (loss) earnings to be allocated	81	127	(469)	294
Less allocation of undistributed earnings to participating preferred stock	(22)	-	-	-
Net (loss) earnings attributable to common shareholders (A)	59	127	(469)	294
Denominator:
Denominator for basic (loss) earnings per share - weighted average
number of common shares outstanding (B)	4,328,950	4,827,202	4,640,925	4,614,072
Effect of dilutive securities: (2)	902,009	631,282	-	631,282
Denominator for diluted (loss) earnings per share - adjusted weighted average number of common shares outstanding (C)	5,230,959	5,458,484	4,640,925	5,245,354
(Loss) earnings per share - basic (A)/(B)	0.01	0.03	(0.10)	0.06
(Loss) earnings per share - diluted (A)/(C)	0.01	0.02	(0.10)	0.06

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

(1) In accordance with the guidance of Emerging Issues Task Force (“EITF”) No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $0.9 million as a non-cash deemed dividend in the quarter ended January 31, 2006 representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended July 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the preferred stock.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

 (2) The effect of dilutive securities in the table above is calculated using the treasury stock method. Dilutive securities consist of employee stock options, warrants and convertible preferred shares. Securities are excluded from diluted earnings per share calculations if their effect is anti-dilutive. As a result of the negative earnings per share for the nine months ended July 31, 2006, potentially dilutive securities are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. Potentially dilutive securities based on their maximum issuable amounts as of July 31, 2006 are as follows:

Common Stock issuable
Employee stock options	675,500
Preferred Stock Warrants (Note 4)	100,000
Note Payable Warrants (Note 3)	312,176
Series A Convertible Preferred Stock (Note 4)	1,600,000
2,687,676

7. TREASURY STOCK

During the nine months ended July 31, 2006, we repurchased 620,690 of our common shares for $1.8 million in a single transaction. At July 31, 2006, the number of common shares in treasury amounted to 1,353,878.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

8. STOCK BASED COMPENSATION
We have adopted SFAS No. 123, ’Accounting for Stock-Based Compensation‘. As permitted under this standard, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if we accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended July 31,
Assumption	2006	2005
Volatility factor of expected market price of Navtech, Inc.’s stock	100%	133%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	3.4	2.4

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, our net (loss) earnings applicable to common stock holders and (loss) earnings per share would have been adjusted to the pro forma amounts indicated below.

In thousands of US dollars, except per share amounts	Nine months ended July 31,
	2006	2005

Net (loss) earnings applicable to common stock holders - reported (1)	$(469)	$294
Pro forma stock-based compensation	(93)	(50)
Net (loss) earnings applicable to common stock holders- pro forma	$(562)	$244
Basic and diluted (loss) earnings per share - reported	$(0.10)	$0.06
Pro forma stock-based compensation per share	(0.02)	(0.01)
Basic and diluted (loss) earnings per share - pro forma	$(0.12)	$0.05

(1) After reflecting deemed and accrued preferred stock dividend. See Note 6.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

9. SEGMENTED INFORMATION

We have identified only one reportable segment under SFAS No.131, ’Disclosures about Segments of an Enterprise and Related Information‘ (“SFAS 131”).

Revenue by geographic locations is determined based on the location of the customer:

	Total Revenue Nine months ended July 31,
In thousands of US dollars	2006	2005
United States, Mexico, South America and Other	$4,840	$4,644
Canada	1,250	1,795
Europe, Africa, Middle East and Asia Pacific	20,934	1,225
	$27,024	$7,664

Long-lived assets represent capital assets, goodwill and intangible assets that are attributed to individual geographical segments:

	Long-lived Assets
In thousands of US dollars	2006 July 31	2005 Oct 31
United States	$48	$73
Canada	937	432
Europe	20,935	77
	$21,920	$582

10. COMPREHENSIVE INCOME

Comprehensive income includes net earnings and other comprehensive income (“OCI”). OCI refers to changes in net assets from transactions and other events, and circumstances not included in net income. These changes are recorded directly as a separate component of Stockholders’ Equity. OCI includes the foreign currency translation adjustments for subsidiaries that do not use the U.S. dollar as their functional currency.

The components of comprehensive income were as follows:

	Nine months ended July 31,
In thousands of US dollars	2006	2005
Net earnings	$370	$294
Foreign currency translation adjustments	140	(49)
Comprehensive Income	$510	$245

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

11. COMMITMENTS AND CONTINGENCIES

On June 8, 2006, we entered into a sublease agreement for premises located in Waterloo, Ontario, Canada. The term of the sublease is ten years, commencing on November 1, 2006.  We have two options to extend the initial lease.  Each option extends the term by five years, for a total potential extension of ten years.  As part of the sublease agreement, the sublessor agreed to provide us with a leasehold improvement allowance of up to approximately $0.4 million that will be repaid over the term of the sublease.  The total expected lease payment including the repayment of the leasehold improvement allowance is approximately CAD $6.0 million (US$5.3 million).

The future minimum amounts payable under the lease agreement for the next 5 fiscal years are as follows:

In thousands of US dollars
2006	0
2007	515
2008	515
2009	515
2010	532
2011	532
Thereafter	2,732
5,341

The acquisition of EAG includes possible future cash payments to a maximum of SEK 27 million (approximately $3.3 million USD) conditional on the achievement of certain business performance measures. The outcome of these contingencies is not determinable beyond a reasonable doubt, and consequently, no liability has been recorded in connection with these contingent payments and they have not been included in the allocation of the purchase price at July 31, 2006.

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
Nine months ended July 31, 2006

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

Acquisition of European Aeronautical Group AB (“EAG”)

On November 22, 2005, we acquired all of the issued and outstanding shares of EAG from SAS Group AB. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of July 31, 2006 and for the nine months then ended.

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

Subsequent to the quarter ended July 31, 2006 we received payment of approximately $1.3 million from SAS Group AB on final determination of the working capital at the date of acquisition, according to the terms of the share purchase agreement.

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

As EAG’s revenues have historically been considerably more than twice our revenues prior to the acquisition, revenue for the nine months ended July 31, 2006 is significantly higher than the same period in fiscal 2005. Revenue from EAG is included from November 22, 2005 (approximately 8-1/3 months). Historically, EAG’s revenues have primarily consisted of service fees.

Total revenue for the nine months ended July 31, 2006 increased 253% to $27,024,000 compared to the same period in fiscal 2005. Revenue for the nine months ended July 31, 2006 and 2005 was as follows:

In thousands of US dollars	2006	2005	Percentage Change
Service fees	$25,209	$6,215	306%
Professional services	1,719	1,254	37
Hardware sales	96	195	(51)
	$27,024	$7,664	253%

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

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Costs and Expenses

As EAG’s operating expenses have historically been more than twice our operating expenses prior to the acquisition, costs and expenses for the nine months ended July 31, 2006 are significantly higher than the same period in fiscal 2005.

Total costs and expenses for the nine months ended July 31, 2006 increased 237% to $24,761,000 compared to the same period in fiscal 2005. Costs and Expenses for the nine months ended July 31, 2006 and 2005 were as follows:

In thousands of US dollars	2006	2005	Percentage Change
Cost of services	$15,139	$3,641	316%
Cost of hardware revenue	96	195	(51)
Research and development	1,061	834	27
Selling and marketing	2,182	1,208	81
General and administrative	4,592	1,323	247
Foreign exchange loss	19	1	1800
Depreciation	958	151	534
Amortization of acquisition-related intangible assets	714	-	-
	$24,761	$7,353	237%

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

Both selling and marketing and general and administrative expenses for the nine month period increased significantly compared to the same period in fiscal 2005 as a result of the acquisition.

Depreciation increased 534% to $958,000 compared to the same period in the prior year due to the value of capital assets acquired with EAG. These capital assets are primarily computer hardware and software.

Amortization of acquisition-related intangibles relate to the amortization of identifiable intangible assets acquired with EAG (total of $8.3 million). The intangible assets are comprised of contractual relationships ($4.8 million), and a library of aeronautical charts ($3.5 million). The assets are amortized over their economic useful lives estimated at 7 and 10 years, respectively.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest Expense

Interest expense for the nine months ended July 31, 2006 increased to $1,809,000 from $17,000 in the same period in fiscal 2005. The increase is a direct result of $21,000,000 of notes payable issued to finance the acquisition of EAG, and capital leases entered into in late fiscal 2005. Interest expense for the nine months ended July 31, 2006 and 2005 is comprised of the following:

In thousands of US dollars	2006	2005
Note payable interest	$1,654	$-
Amortization of deferred financing costs	81	-
Amortization of Note Payable Warrants	107	-
Other interest (income) expense	(33)	17
	$1,809	$17

Income Taxes

We calculate our income tax provision for each of the geographic jurisdictions in which we conduct business. Our overall tax rate is therefore affected by the relative profitability of our operations in various geographic regions and the likelihood of realizing the future benefit of tax losses available in certain jurisdictions. Including the benefit of Canadian research and development tax credits of approximately $0.1 million, the income tax provision for the nine months ended July 31, 2006 was a recovery of $162,000 as compared to zero for the same period in fiscal 2005.  The income tax recovery for the nine months ended July 31, 2006 includes the recognition of approximately $0.4 million in tax benefits resulting from losses available in the Canadian jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, our available funds consisted of approximately $4,781,000 in cash and an operating line of credit of $800,000 with RBC Royal Bank. There was no balance outstanding on the RBC Royal Bank facility at July 31, 2006. The facility is secured by the assets of Navtech-Canada.

We also have lease credit facilities in the amount of $547,000, the full amount of which was drawn upon as at July 31, 2006 to finance the purchase of hardware re-sold to customers. The lease facilities are subject to the same terms and conditions as the operating line of credit.

Our working capital at July 31, 2006 was $3,346,000 as compared to $999,000 at October 31, 2005. Working capital has increased primarily due to the excess of the proceeds from the issue of the convertible preferred stock and notes payable over the cash paid on the acquisition of EAG.

Cash flows from operating activities

For the nine months ended July 31, 2006, operating activities accounted for a net inflow of $1,627,000. Cash inflows from earnings were offset by an increase in non-cash working capital, primarily due to an increase in accounts receivable.

Cash flows from investing activities

For the nine months ended July 31, 2006, investing activities represented a net outflow of $19,817,000 as a result of the cash paid on the acquisition of EAG, partially offset by the cash acquired with EAG. Acquisition costs accounted for an outflow of $1,249,000 which represents the portion of the total acquisition costs of $1,371,000 that were paid in cash during the fiscal year to date. Please also refer to Note 5 to our unaudited consolidated condensed interim financial statements as of July 31, 2006 and for the nine months then ended.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash flows from financing activities

For the nine months ended July 31, 2006, financing activities accounted for a net inflow of $22,342,000 primarily due to the proceeds from the issue of $21,000,000 of notes payable and $4,000,000 of convertible preferred stock, reduced by the financing costs of $670,000, and equity issue costs of $126,000 paid during the fiscal year to date. Please also refer to Notes 3 and 4 to our unaudited consolidated condensed interim financial statements as of July 31, 2006 and for the nine months then ended. In addition, we repurchased 620,690 of our common stock for $1,800,000.

Expected annual cash payments related to the notes payable and convertible preferred stock are as follows:

In thousands of US dollars	Expected Annually
Notes payable interest	$2,415
Preferred stock dividends	200
$2,615

Commitments

At July 31, 2006, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

As part of the relocation of our office in Waterloo, Ontario, Canada, we entered into a sublease agreement for premises located in Waterloo, Ontario, Canada on June 8, 2006. The term of the sublease is ten years, commencing on November 1, 2006.  Expected annual lease payments are approximately $0.5 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

Not applicable.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

NAVTECH, INC.

Date: September 8, 2006	By:	/s/ David Strucke
David Strucke,
Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard,
Chief Financial Officer