Form 10KSB
period 2006-10-31
NAVTECH INC
filed 2007-01-29
CIK 790272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2006

[__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
________________

Commission File Number 0-15362

NAVTECH, INC.
(Exact name of small business issuer in its charter)

Delaware	11-2883366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Navtech Systems Suppport, Inc. Suite 200, 295 Hagey Blvd. Waterloo, Ontario, Canada	N2L 6R5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (519) 747-1170

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	_______
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [__]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No  [__]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [__]  No  [ X ]

State issuer's revenues for its most recent fiscal year: $36,823,000

The aggregate market value of the common stock held by non-affiliates, based upon the closing price of such stock as of December 31, 2006, was $4,163,118

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  [__]  No  [__]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of shares outstanding of the issuer's common stock as of December 31, 2006 was 4,333,450 shares.

Transitional Small Business Disclosure Format.  Yes  [__]  No  [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:  none

NAVTECH, INC.

FORM 10-KSB

For the Fiscal Year Ended October 31, 2006

Navtech, Inc. Page
2006 10-KSB

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

Dollar Amounts

Whenever we state dollar amounts in this document, we mean United States dollars (unless we specifically indicate otherwise).

Item 1. Description of Business

THE COMPANY

Navtech, Inc. (“Navtech-US”) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (“Navtech-Canada”), a wholly-owned subsidiary of Navtech-US, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (“Navtech-UK”), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Navtech, LLC, a wholly-owned subsidiary of Navtech-Canada, was formed in the State of Delaware in 2005. Navtech (Sweden) AB, a wholly-owned subsidiary of Navtech-Canada, was incorporated in Sweden in 2005. European Aeronautical Group AB (“EAG”), a wholly-owned subsidiary of Navtech (Sweden) AB, was incorporated in Sweden in 1986. European Aeronautical Group (UK) Limited (“EAG UK”), a wholly-owned subsidiary of EAG, was incorporated in the United Kingdom in 2002. When we refer to Navtech, we are speaking of Navtech, Inc. and its subsidiaries.

Our principal operations are based at Suite 200, 295 Hagey Blvd., Waterloo, Ontario, Canada, N2L 6R5. We maintain a website at www.navtechinc.com. Our common stock is publicly traded on the OTC Bulletin Board under the symbol “NAVH”. For investor information, we can be reached at (519) 747-1170.

Navtech, Inc. Page
2006 10-KSB

RECENT DEVELOPMENTS

Acquisition of European Aeronautical Group AB

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB. The purchase price for the EAG shares was SEK (Swedish Krona) 156 million (approximately $19.3 million USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3.7 million USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at October 31, 2006, we met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to October 31, 2006. Consequently, a liability of SEK 2.3 million (approximately $311,000 USD) was recorded as goodwill and acquisition consideration payable which is due within the next fiscal year. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,676,000 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the fiscal year ending October 31, 2008. The share purchase agreement provided for an adjustment to the purchase price based on finalization of the working capital of EAG at closing, which was completed during the fiscal year ended October 31, 2006. The resulting reduction in the purchase price of SEK 9.3 million (approximately $1,158,000 USD) is reflected in the cash figure of SEK 156 million above, and was received in cash from SAS Group AB in August 2006. The acquisition was financed with the preferred stock offering and the private placement described below. EAG provides aeronautical documentation and systems to the aviation industry including aeronautical charts and navigation data.

Preferred Stock Offering

On November 22, 2005, we issued 1,600,000 shares of Series A Convertible Participating Preferred Stock (the ‘Series A Preferred Stock’), and warrants to acquire 100,000 shares of our Common Stock with an exercise price of $3.00, for $4,000,000 cash consideration. The proceeds were used to consummate the EAG acquisition. The terms of the Series A Preferred Stock and warrants are summarized in Item 12 of this Annual Report.

Private Placement

On November 22, 2005, Navtech-Canada entered into a Note Purchase Agreement whereby Navtech-Canada agreed to sell (i) $6,000,000 Senior Subordinated Notes, with an interest rate of 9.0% and due 2011 and (ii) $15,000,000 Senior Subordinated Notes, with an interest rate of 12.5% and due 2011. In connection with the sale of the Senior Subordinated Notes, we also issued to the purchaser warrants to purchase 312,176 shares of Common Stock with an exercise price of $0.01. The proceeds received by Navtech-Canada in connection with the private placement were used to consummate the EAG acquisition.

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

Navtech, Inc. Page
2006 10-KSB

Strategy

Our objective is to be the premier provider of a complete and integrated flight operations management system to the airlines of the world. We will achieve this objective with a concentrated effort on continued product development and geographic expansion. We intend to continue to enhance our premiere flight planning, aircraft performance, and crew planning product lines; introduce our newly acquired aeronautical charts and FMS data into new geographic markets and build, license or acquire the required functionality to complete our overall integrated flight operations management system.

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

Airline passenger traffic during our last fiscal year continued to recover after the tragic events of September 11, 2001 and the viral epidemic Severe Acute Respiratory Syndrome (SARS) early in 2003. However, the lingering effects of these events continue to depress the industry. Traffic has recovered, but ticket prices and yields have remained depressed due to the continued penetration of low cost carriers and the overcapacity of seats.

Volatility in the industry has resulted in airlines carefully managing their capital and operating expenditures, which has had a corresponding effect on our market. This has also resulted in an increased length of sales cycle and, at times, a reduction of the resources that prospective customers can apply to evaluating and improving internal systems. Finally, there have been new entrants in most segments of the crew scheduling and dispatch markets in recent years. These factors have combined to lead to price declines in certain product-market segments.

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

Navtech, Inc. Page

2006 10-KSB

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

Current Solutions

Flight Plan Services

•
DispatchProTM& RODOSTM. These flight planning systems provide real-time mission critical decision support to the dispatcher or airline operations manager in the creation of a flight release and the subsequent tracking and reporting of airline performance. The systems bring together the requirements of flight planning, weather, Notices to Airmen (NOTAMs), communications, flight schedule maintenance, mapping, runway analysis, aviation communications, third-party integration and management reporting. DispatchProTM and/or RODOSTM are currently used by customers in North America, Europe, and the Asia-Pacific region.

•
WebFPTM. WebFPTM is an Internet-based version of DispatchProTM available to airlines with smaller fleet sizes that may reduce their requirements for the more sophisticated functionality of our DispatchProTM product.

•
DispatchExpressTM - DispatchExpressTM is a web-based crew briefing system. With DispatchExpressTM airlines can streamline and standardize the process of providing necessary flight paperwork to crew members, allow crew members to request up to the minute weather and other operational updates, and reduce the costs typically associated with the distribution of this data by by-passing proprietary third-party networks.

Aeronautical Charting

•
Route ManualTM& AeradTM. Route ManualTM and AeradTM products provide international Aerodrome and Enroute charts, and are available as paper-based or electronic products. Aerodrome charts provide standard arrival and departure routes/procedures, approach procedures and aerodrome layout diagrams for international airports. Enroute charts provide the navigational and operational information for a required flight path.

Navtech, Inc. Page
2006 10-KSB

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

Outsourced Services

•
OperationsCentreTM. Our OperationsCentreTM service provides outsourced dispatch services to airlines around the world. Our capabilities include flight planning, overflight and landing permits, slot control, ground handling, and flight following. This service is targeted at small and start up carriers that may not be able to afford in-house dispatch or those that have seasonal flight operations and do not want to deal with annual hiring, training and dismissing to meet their changing requirements.

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

•
CrewBidTM. CrewBidTM is our suite of applications for crew members to state or bid for preferences for training, vacation assignments or trading of duties. Our system is accessible worldwide via the Internet and greatly reduces the costs associated with gathering and sorting through this information from crew members as there are, usually, contractual penalties for the airline for improper processing. Crew members benefit through standardization of processes and accessibility to features and functions associated with the work schedule that otherwise would not be available through the use of manual systems.

Navtech, Inc. Page
2006 10-KSB

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

Customers

We have a broad customer base that consists of all types of airlines carriers including leading international carriers, national airlines, large business jet operators, scheduled passenger, low cost airlines, charter, specialty cargo, commuter airlines, and recent start-up airlines. Our core market by number of aircraft has been small to medium sized air carriers that operate modern aircraft with fleet sizes of 5 - 100 aircraft; however, our customer base includes customers with one aircraft up to the largest carriers in the world. Our primary geographical markets are North America, Europe, India/Middle East, and the Asia Pacific region. With the acquisition of EAG in November 2005, we have broadened our customer base from approximately 120 airlines to more than 250 worldwide. Approximately 26% of our revenue is from customers based in Europe (excluding the United Kingdom and Sweden), 24% in the United Kingdom, 23% in Sweden, 22% in North America, and the remainder in other regions including Asia Pacific, Africa, the Middle East, Mexico and South America.

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
•
Large aviation software vendors such as Jeppesen (owned by Boeing), Honeywell, SITA (the European aviation network provider), ARINC (the American aviation network provider), and Kronos (providers of work-force management systems); and

•
Smaller independent companies with annual revenue of less than $20 million that have developed flight operations management solutions for commercial aviation, such as AIMS, Carmen Systems, Air Data, FWZ, and AOS.

We believe that competitors that lack a full product portfolio will require a close cooperation or partnership with major suppliers in order to survive. This has resulted in a number of consolidation transactions of the smaller independent companies in our industry during the last few years.

Navtech, Inc. Page
2006 10-KSB

Marketing and Distribution

We employ a direct sales force to market our products and services in North America, Europe, the Asia Pacific region and Australia through offices in Canada, the United Kingdom, Singapore and Sweden. In addition, we employ an account management team that provides customer and sales support and sells add-on services to existing customers. The further development of this team in fiscal 2006 and the acquisition of EAG will continue to enhance our ability to distribute new products to new and existing customers, expand our customer base into new geographical areas, and target different types and sizes of air carriers.

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

During fiscal 2006 and 2005 (prior to the acquisition of EAG), we spent approximately $1,433,000 and $989,000, respectively, on product research and development activities. These amounts represented approximately 4% and 9%, respectively, of revenue in each of those years. These amounts exclude capitalized costs associated with the development of software for internal use of $652,000 in fiscal 2006 and nil in fiscal 2005. We are committed to continuing our expenditures on research and product development.

Intellectual Property Rights

We regard all of our software products as proprietary. Access to our software products is provided under service agreements or software licenses that generally restrict the use of the software to the customer’s operations or third parties affiliated with the customer.

Government Regulations

We are not subject to any government regulations with respect to the operations of our business, with the exception of the navigational database services which requires certification from the European Aviation Safety Agency.

Navtech, Inc. Page
2006 10-KSB

Employees

As of December 31, 2006, we had a total of 261 employees (of which 255 were full time employees) located in the following countries:

•	89 in Canada
•	6 in the United States
•	3 in Asia Pacific
•	79 in the United Kingdom
•	84 in Sweden

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
2006 10-KSB

Item 2. Description of Property

We have offices in the following locations:

Waterloo, Ontario, Canada

In order to support growth in the North American market, Navtech-Canada relocated on October 30, 2006 to a larger facility, located at Suite 200, 295 Hagey Blvd. Waterloo, Ontario. This office encompasses approximately 20,000 square feet of space and is used for flight operations, software development, customer support, sales, account management and administration. The lease provides for a current monthly rent expense, inclusive of common area rent, of approximately $50,000 Canadian (approximately $44,500 US) and terminates on October 31, 2015.

Crawley, West Sussex, UK

In May 2006, we merged our Crawley, West Sussex, UK office into our Hersham, Surrey, UK office. The Crawley lease provides for a current monthly rent expense, inclusive of common area rent, of approximately £4,000 (approximately $7,600 US) and expires in May 2008. We have entered into an arrangement with a third party to sublet our Crawley location premises until the expiry of our lease.

Hersham, Surrey, UK

EAG UK leases approximately 12,600 square feet at Hersham House, Lyon Road, Walton-on-Thames, Surrey, UK. This location supports the Aerad charting and Navdata product lines including production, sales, customer support and administration. The monthly rent is approximately £19,000 (approximately $36,100 US) and the lease expires in June 2010. The lease includes a provision which allows us to terminate with three months notice.

Northolt, Middlesex, UK

EAG UK also leases approximately 7,000 of square feet at Building 106 RAF Northolt, Middlesex, UK, which is on an English Ministry of Defence site near Heathrow Airport. The premises are used for storage, packing and distribution of aeronautical charts. The monthly rental is £10,100 (approximately $19,200 US). The lease expires at the end of July 2009.

Häggvik, Sollentuna - Stockholm, Sweden

EAG leases approximately 21,000 square feet of office space at Hammarbacken 12 in Sollentuna, Stockholm, Sweden. The monthly rent is SEK 301,000 (approximately $41,500 US) pursuant to a sublease that expires in December 2008.

Our total rent expense was approximately $1,416,000 for the year ended October 31, 2006. We believe that the facilities are adequate for our current needs and that suitable additional space will be available as required.

Navtech, Inc. Page
2006 10-KSB

Item 3. Legal Proceedings

There are no significant outstanding legal proceedings.

Navtech, Inc. Page
2006 10-KSB

Item 4. Submission of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended October 31, 2006.

Navtech, Inc. Page
2006 10-KSB

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the OTC Bulletin Board under the symbol “NAVH”. The high and low closing prices of the Common Stock are listed below by fiscal quarter. These prices represent prices between dealers; they do not include retail markup, markdown or commission.

	High	Low
Year Ended October 31, 2006
Fourth Quarter	$3.25	$2.65
Third Quarter	3.36	2.85
Second Quarter	3.90	2.45
First Quarter	3.20	1.95

Year Ended October 31, 2005
Fourth Quarter	$3.10	$2.20
Third Quarter	4.75	1.98
Second Quarter	2.40	1.70
First Quarter	1.70	1.06

Shareholders

Our transfer agent has advised that the approximate number of record holders of Common Stock at December 31, 2006 was 299.

Dividends

We have paid no cash dividends on the Common Stock and we do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The note purchase agreement referred to in Item 1 of this Annual Report contains restrictions on dividend payments.

Subsequent to the year-end, we declared and paid a dividend of $200,000 on the Series A Preferred Stock. A description of the terms of the Series A Preferred Stock is contained in Item 12 of this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered shares during the quarter ended October 31, 2006.

Navtech, Inc. Page
2006 10-KSB

Item 6. Management’s Discussion and Analysis

FACTORS AFFECTING OPERATING RESULTS

Acquisition of European Aeronautical Group (AB)

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB (“SAS”). The results of operations of EAG from November 22, 2005 to October 31, 2006 (approximately 11-1/3 months) are included in the results of operations for the year ended October 31, 2006.

The acquisition has had a significant impact on the majority of our financial comparatives including revenue, operating costs and expenses and assets and liabilities. EAG’s revenue and expenses have historically been considerably more than twice that of our revenue and expenses prior to the acquisition.

The acquisition of EAG has enhanced our position as a provider of integrated flight operations solutions to airlines on a global basis. With EAG as part of our operations, we have expanded our product suite to include aeronautical charting and navigational data services and significantly increased our European customer base. We now provide flight operations software and services to over 250 airlines globally.

Common Stock Repurchase

On March 28, 2006, we signed an agreement to repurchase 620,690 shares of our Common Stock for $1,800,000 (or $2.90 per share) in a private sale transaction. The shares were delivered and the transaction closed during April 2006. The repurchase represented 12.7% of our Common Stock outstanding at that time, or 8.1% on a diluted basis (after giving effect to all potentially dilutive securities).

Navtech, Inc. Page
2006 10-KSB

RESULTS OF OPERATIONS

Overview

For fiscal 2006, our revenues increased approximately $25,680,000 (230%) while costs and expenses increased approximately $23,725,000 (225%), resulting in an increase in Income from operations of $1,955,000 as compared to fiscal 2005. (See “Revenue” and “Costs and Expenses” for more detail.). Interest expense increased $2,452,000 as a result of the debt incurred to finance the acquisition of EAG. A tax recovery of $351,000 was recorded in 2006 mainly as a result of the recognition of certain tax assets.

Year Ended October 31, In thousands of dollars	2006	2005	Percentage Change
Revenue	$36,823	$11,143	230%
Costs and expenses	34,255	10,530	225%
Income from operations	2,568	613	319%
Interest expense	2,481	29	-
Earnings before income taxes	87	584	(85%)
Recovery of income taxes	351	89	294%
Net earnings	438	673	(35%)

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

Revenue recognition

We generate revenue from the following primary sources: (i) monthly subscription fees which may include monthly software license fees, hosting services, and customer support and data services; (ii) professional services consisting of software configuration and custom programming; and (iii) the sale of computer hardware.

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

Navtech, Inc. Page
2006 10-KSB

For certain contracts, we also apply the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, which requires us to evaluate each deliverable to determine whether it represents a separate unit of accounting based on certain criteria. Based on that assessment, each identified unit of accounting is accounted for under the applicable revenue recognition guidance.

We have classified our products and service revenue under the following categories and revenue recognition policies:

a)	Service fees

Service fees revenue consists of monthly subscription fees which may include monthly software license fees, hosting services, and customer support and data services. We recognize subscription fee revenue as the services are provided on a monthly basis.

We recognize revenues related to a hosting arrangement under SOP 97-2 only if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Hosting arrangements that do not give the customer such an option are service contracts for which we recognize the revenue in accordance with SAB 104.

b)	Professional fees

Professional services revenue consists of software configuration and custom programming. When customer contracts relate to customized software development and the customer has the right to, or has ownership of the software, we recognize revenue under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, we recognize revenue based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. We evaluate profit estimates on long-term contracts on a regular basis and revise if necessary based on changes in circumstances. Any losses on contracts are recognized in the period that such losses become known.

c)	Hardware revenue

Sales of hardware include arrangements where we provide hosting equipment to our customers. In circumstances where we provide specific computer equipment to fulfill obligations under hosting arrangements, we recognize revenue under EITF Issue No. 01-8, “Determining whether an Arrangement Contains a Lease.” We record a sale of hardware under a capital lease arrangement if the conditions meet the definition of a sales-type lease as defined in Statement of Financial Accounting Standards (“SFAS”) 13.

Income taxes

We account for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse.

The majority of our deferred tax assets relate to losses and income tax credits from prior years available to reduce income taxes payable in future years in certain jurisdictions. The measurement of our deferred tax asset involves judgment as to whether it is more likely than not that the benefit of the losses and credits will be realized. We reduce our deferred tax asset by a valuation allowance in circumstances we believe appropriate.

Also see our accounting policy related to income taxes in Note 2 to the consolidated financial statements contained in Item 7.

Navtech, Inc. Page
2006 10-KSB

Recently Issued Accounting Pronouncements

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"), which is a revision of SFAS 123, as amended by SFAS 148. SFAS 123R supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and amends certain provisions of SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. We are required to adopt SFAS 123R effective November 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

In March 2005, the SEC issued SAB No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

For the year ending October 31, 2007, the impact of adopting SFAS 123R using the modified prospective method will be a decrease in consolidated earnings of approximately $90,000 and a decrease in diluted earnings per share of $0.01.

Accounting for uncertainty in income taxes

In June 2006, the FASB issued FIN No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 on November 1, 2007. We are currently in the process of assessing the impact of FIN 48 on our results of operations and financial condition.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions of SFAS 157 on November 1, 2008. The implementation of SFAS 157 is not expected to have a material impact on our results of operations or financial condition.

Navtech, Inc. Page
2006 10-KSB

Quantifying and evaluating the materiality of unrecorded misstatements.

In September 2006, the SEC issued SAB No. 108 (‘‘SAB 108’’), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. We will adopt the interpretations of SAB 108 on November 1, 2006.  The implementation of SAB 108 is not expected to have a material impact on our results of operations or financial condition.

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

ii)	Professional services associated with customer specific software or product configuration or customized software development; and
iii)	Hardware sales in conjunction with the initiation of services for a new customer.

Total revenue for fiscal 2006 increased 231% to $36,823,000 compared to $11,143,000 in fiscal 2005, broken down as follows:

Year Ended October 31, In thousands of dollars	2006	2005	Percentage Change
Service fees	$34,328	$8,108	323%
Professional services	2,396	1,750	37%
Hardware revenue	99	1,285	(92%)
Total revenue	$36,823	$11,143	230%

Service fees - Service fees increased 323% primarily as a result of the acquisition of EAG, as EAG’s revenues have historically been considerably more than twice our revenues prior to the acquisition, and have consisted primarily of service fees.

Professional services - Professional services are predominantly a result of the configuration and custom programming services. Since EAG’s revenues consist primarily of service fees, the acquisition has resulted in lower professional services revenue as a percentage of total revenue.

Hardware revenue - Hardware sales have decreased compared to fiscal 2005 as a result of hardware sold in conjunction with the large professional services projects from fiscal 2005 which have not recurred in 2006.

Geographic Analysis

Our products and services are used by airline carriers located primarily in the United Kingdom, Sweden, and other parts of Europe, although we also have customers located in the United States, Canada, Mexico, Africa, South America, the Middle East and the Asia Pacific region.

Navtech, Inc. Page
2006 10-KSB

The following table shows total revenues on a customer geographic basis for fiscal 2006 and 2005 (in thousands):

Year Ended October 31,	Total Revenue
In thousands of dollars	2006	2005
Europe (excluding Sweden and UK)	$9,451	$815
United Kingdom	8,893	385
Sweden	8,256	56
United States, Mexico, South America and Carribean	6,805	6,984
Canada	1,650	2,541
Africa, Middle East and Asia Pacific	1,768	362
	$36,823	$11,143

Costs and Expenses

As EAG’s operating expenses have historically been more than twice our operating expenses prior to the acquisition, costs and expenses for fiscal 2006 are significantly higher than fiscal 2005. Total costs and expenses for fiscal 2006 increased 225% to $34,255,000, compared to $10,530,000 for fiscal 2005.

Year Ended October 31 In thousands of dollars	2006	2005	Percentage Change
Cost of services	$20,916	$4,819	334%
Cost of hardware revenue	116	1,063	(89%)
Research and development	1,433	989	45%
Selling and marketing	3,079	1,588	94%
General and administrative	6,312	1,834	244%
Depreciation	1,426	237	502%
Amortization of acquisition-related intangible assets	973	-	-
Total costs and expenses	$34,255	$10,530	225%

Cost of services - Cost of services are the direct costs associated with service fee and professional services revenue and are comprised primarily of personnel costs, data or data management costs, and aeronautical chart production and distribution costs. As we invest in our ability to provide the newly-acquired products on a global basis, we expect the cost of services to increase in the short-term. At the same time, we are continuing to examine more efficient and/or automated methods of service delivery in order to reduce the cost of services as a percentage of revenue over the longer-term.

Cost of hardware revenue - The reduction in cost of hardware is primarily a result of unusually large sales of hardware to two new customers of crew management services in 2005 which did not recur in 2006.

Research and development - Research and development costs are related to activities undertaken to improve the functionality of our products or improve the production and delivery methods of our services and consist primarily of wages and benefits for staff directly involved in research and development activities. These expenses increased approximately $440,000 in fiscal 2006, or 45%, primarily as a result of the acquisition of EAG and our continued concentration on new development aimed at improving the competitiveness of our products and expanding our product suite. These amounts exclude capitalized costs associated with the development of software for internal use of $652,000 in fiscal 2006 and nil in fiscal 2005. We anticipate research and development will continue to be an area of focus in fiscal 2007.

Navtech, Inc. Page
2006 10-KSB

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

Selling and marketing - Selling and marketing expenses consist mainly of the wages and benefits of staff directly involved in the sales of our products, the travel costs of these staff, and costs associated with marketing activities. These expenses increased $1,491,000, or 94%, compared to fiscal 2005 primarily as a result of the acquisition of EAG.

General and administrative - General and administrative expenses consist mainly of the salaries and benefits of staff in the corporate and administrative areas of the business, professional fees, insurance, telephone, facilities, and other expenses. The $4,478,000, or 244%, increase is primarily a result of the acquisition of EAG.

Depreciation - Depreciation increased 502% as compared to fiscal 2005 primarily due to the value of capital assets acquired as a result of the acquisition of EAG. These capital assets are primarily computer hardware and software.

Amortization of acquisition-related intangible assets - Amortization of intangible assets relates to the amortization of identifiable intangible assets acquired as a result of the acquisition of EAG (total of $8,298,000). The intangible assets are comprised of contractual relationships ($4,830,000), and a library of aeronautical charts ($3,468,000). The assets are amortized over their economic useful lives estimated at 7 and 10 years, respectively.

Interest Expense

Interest expense for fiscal 2006 increased to approximately $2,481,000 from $29,000 in fiscal 2005. The increase is a direct result of $21,000,000 of notes payable issued to finance the acquisition of EAG, and capital leases entered into in late fiscal 2005. Interest expense for fiscal 2006 and 2005 is comprised of the following:

Year ended October 31, In thousands of US dollars	2006	2005
Note payable interest	$2,262	$-
Amortization of deferred financing costs	105	-
Amortization of Note Payable Warrants	144	-
Other interest (income) expense	(30)	29
	$2,481	$29

Income Taxes

We calculate our income tax provision for each of the geographic jurisdictions in which we conduct business. Our overall tax rate is therefore affected by the relative profitability of our operations in various geographic regions and the likelihood of realizing the future benefit of tax losses available in certain jurisdictions. The income tax provision for fiscal 2006 was a recovery of $351,000 as compared to a recovery of $89,000 for 2005 due to the recognition of certain tax assets. The income tax recovery in 2006 includes the recognition of approximately $646,000 in tax benefits resulting from losses and tax credits available in the Canadian jurisdiction.

Navtech, Inc. Page
2006 10-KSB

The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, we consider factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and tax planning strategies, among others. A change to these factors could impact the estimated valuation allowance and income tax expense Based on our assessment of the recoverability of our deferred tax assets, a valuation allowance of $1,536,000 was recorded during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, our available funds consisted of $6,769,000 in cash. In addition, we had lease credit facilities in the amount of CAD $549,000 to finance the acquisition of computer servers and computer equipment and software. The full amount of the lease credit facilities was drawn upon as at October 31, 2006 (2005 - CAD $839,000).

Cash flows from operating activities for the year ended October, 31 2006 accounted for a net inflow of $3,941,000 ($4,000 in 2005) based on the net earnings of $438,000 for the year, which gave effect to $2,816,000 of non-cash expenses, and an increase in operating assets and liabilities of $687,000.

Cash flows from investing activities for the year ended October, 31 2006 represent a net outflow of $20,135,000, which includes $18,352,000 cash outflow for the EAG purchase price and acquisition costs net of cash acquired. Purchase of capital assets represented an outflow of $1,783,000.

Cash flows from financing activities for the year ended October, 31 2006 represent a net inflow of $22,280,000 due to the issuance of notes payable of $21,000,000 and issuance of Series A Preferred Stock of $4,000,000, partially offset by financing costs of $796,000 and the Common Stock repurchase of $1,800,000.

In connection with our November 2005 acquisition of EAG, we borrowed $21,000,000, issuing $6,000,000 Senior Subordinated Notes and $15,000,000 Senior Subordinated Notes. The principal amounts of the notes are payable on November 22, 2011. Interest on the $6,000,000 notes is payable at the rate of 9% per annum through November 22, 2007 (payable quarterly) and thereafter at the rate of 12.5% per annum. Effective November 22, 2007, we are required to pay only one-half of  the interest amount due on the $6,000,000 notes (payable semi-annually), with any unpaid interest being added to the principal amounts of the notes. Interest on the $15,000,000 notes is payable at the rate of  12.5% per annum (payable semi-annually). We are required to pay only one-half of  the interest amount due on the $15,000,000 notes, with any unpaid interest being added to the principal amounts of the notes. We have the option to pay quarterly any interest amounts in excess of the amounts we are required to pay.  Furthermore, certain financial covenants have been stipulated in the debt agreements which require us not to exceed annual and quarterly leverage ratios as defined therein. As at October 31, 2006, we were in compliance with these covenants. We are currently in discussions with the lenders regarding possible strategic investments and the impact of those investments on the financial covenants.

In connection with the EAG acquisition, we also issued 1,600,000 shares of Series A Preferred Stock for consideration of $4,000,000. The holders of the shares of Series A Preferred Stock, in preference to the holders of shares of Common Stock, are entitled to receive, out of  legally available funds, when and if declared by the Board of Directors, annual dividends at the rate per annum of $0.125 per share (a total of $200,000). Subsequent to fiscal 2006 year-end, we declared and paid a dividend of $200,000 on the Series A Preferred Stock.

At October 31, 2006 we had no significant capital commitments.

OFF-BALANCE SHEET ARRANGEMENTS

None

Navtech, Inc. Page
2006 10-KSB

OTHER CONSIDERATIONS

Uncertainty of Future Operating Results; Industry volatility

While our operating results were positive during fiscal 2006 and fiscal 2005, future operating results may vary significantly due to the volatility of our industry. The airline industry has been subject to significant change in recent years due to factors including the tragic events of September 11, 2001, the viral epidemic Severe Acute Respiratory Syndrome (SARS), and the recent volatility of fuel costs. As a result of volatility in the industry, several large carriers have filed for bankruptcy over the past five years. The continued impact of these factors or the impact of future events cannot be predicted. The bankruptcy of one or more significant customers can have a material adverse effect on future results of operations and financial condition.

Global Economic and Political Conditions

Our operating results may vary significantly based upon the impact of changes in global economic and political conditions on our customers. The unpredictability of future military action and other responses associated with a global war on terrorism has resulted in economic uncertainty that could negatively impact the financial health of several of our customers. In fiscal 2006, only 2% of our revenues was derived from customers with significant operations in Africa or the Middle East, thus mitigating this risk.

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

Ability to Service Debt and Meet the Related Financial Covenants

In conjunction with the acquisition of EAG, we incurred a significant amount of debt in the form of senior subordinated notes.  We are dependent on the future cash flows of the acquired business and our financial condition, in general, to be able to fulfill our interest and principal payment obligations and the financial covenants stipulated under this debt.  If the financial performance of the combined business fails to meet our objectives we may have difficulty fulfilling the obligations under the debt, including remaining in compliance with the financial covenants thereunder.  Failure to fulfill the obligations under our debt could adversely effect our results of operations and financial condition.

Risk of Exchange Rate Fluctuations

Our cash inflows from sales contracts are denominated in various currencies. The relative proportion of these currencies is different from the proportion of currencies required for payment of our operating expenses. Adverse fluctuations in exchange rates of the currencies of sales contracts relative to currencies of operating expenses, or fluctuations in the exchange rates of the currencies of sales contracts or operating expenses relative to our reporting currency, may have an adverse effect on future reported results of operations and financial condition. In addition, cash flows from operations are comprised of various currencies while the recently issued senior subordinated debt is denominated in US dollars. Adverse fluctuations in exchange rates of the currencies providing operating cash flows relative to the US dollar may impact our ability to finance our debt. We are continuing to monitor and evaluate possible currency hedging strategies.

Navtech, Inc. Page
2006 10-KSB

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

Retention of Key Customers

During fiscal 2006, there was one customer that accounted for 14% of total revenue and a number of affiliates to that customer, under separate operational control, that accounted for an additional 10% of total revenue (2005 - two customers accounted for 22% of total revenue). Our customer base changed significantly with the acquisition of EAG; however, it is expected that in the future certain customers will account for a significant portion of our revenue. The loss of any customer that accounts for a significant portion of our revenue would have an adverse effect on future reported results of operations and financial condition.

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

Navtech, Inc. Page
2006 10-KSB

Integration of Acquired Companies or Assets

In 2006, we completed the acquisition of a company (EAG) of significant size in relation to us, and expect that we may in the future acquire additional complementary companies, products, services or technologies. The risks we may encounter include: the acquired company or assets do not further improve our financial and strategic position as planned; difficulty integrating the operations and personnel of the acquired business; difficulty retaining the technical skills needed to provide services on the acquired products; difficulty incorporating the acquired technologies or products with our existing product lines; product liability, customer liability or intellectual property liability associated with the sale of the acquired company’s products; our ongoing business may be disrupted by transition or integration issues; our management’s attention may be diverted from other business concerns; difficulty maintaining uniform standards, controls, procedures and policies; our relationships with current and new employees, customers and distributors could be impaired; increased litigation risk including litigation from terminated employees or third parties; and our due diligence process may fail to identify significant issues with the target company’s product quality, financial disclosures, accounting practices, internal control deficiencies, including material weaknesses, product architecture, legal contingencies and other matters. These factors could have a material adverse effect on future reported results of operations and financial condition, particularly in the case of a large acquisition or number of acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options, to pay for acquisitions, existing stockholders’ interests may be diluted and earnings per share may decrease.

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
2006 10-KSB

Item 7. FINANCIAL STATEMENTS

The financial statements begin on Page F-1 following Item 14 hereof.

Navtech, Inc. Page
2006 10-KSB

Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

Navtech, Inc. Page
2006 10-KSB

Item 8a. Controls And Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2006 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Navtech, Inc. Page
2006 10-KSB

Item 8b. Other Information

None.

Navtech, Inc. Page
2006 10-KSB

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices
David Strucke	38	President, Chief Executive Officer, Secretary and Director
Gordon Heard	38	Chief Financial Officer
Britt Bowra	46	Vice President, Sales and Business Development
Michael Neudoerffer	42	Vice President, Software Development
Johan Holmqvist	40	Vice President, Operations
Thomas D. Beynon	65	Director
Michael Jakobowski	47	Director
John Hunt	41	Director
Andrew M. Snyder	36	Director
Françoise Macq	42	Director

David Strucke has served as our President, Chief Executive Officer, Secretary and a director since November 2001. Mr. Strucke also served as our Chief Financial Officer from January 2000 to November 2003. Mr. Strucke served as Vice President, Finance & Accounting of Navtech-Canada from October 1999 to January 2000 and as its Director of Finance and Accounting and a Business Analyst from January 1999 to October 1999. Prior to joining us, Mr. Strucke served as a Financial Analyst focusing on mergers and acquisitions and performed financial and accounting consulting work from 1996 to 1998. Mr. Strucke obtained a Masters of Business Administration from Wilfrid Laurier University and is a graduate of the University of Waterloo with a Bachelor’s degree in Science in Engineering. Mr. Strucke has lectured on Introductory Finance for the undergraduate business program at Wilfrid Laurier University.

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

Britt Bowra joined Navtech in 1996 and has held a variety of progressive management positions primarily in the areas of sales, marketing, and product management before being named Vice President, Sales and Business Development in 2006. Mr. Bowra is a graduate of the University of Western Ontario with an Honours degree in Business Administration. Prior to joining Navtech, Mr. Bowra held a number of sales management, marketing and finance positions at AT&T Canada, NCR and Noranda Inc.

Navtech, Inc. Page
2006 10-KSB

Michael Neudoerffer joined Navtech as Vice President, Software Development in April 2006. Mr. Neudoerffer is a professional engineer and a graduate of the University of Waterloo with a Bachelor's degree in Electrical Engineering. Prior to joining Navtech, Mr. Neudoerffer served as Chief Technology Officer at CipherPass Corp., Vice President, Operations and Development at HotButton Solutions Inc., Vice President, Technical Operations at NE2 and Vice President, Engineering at Wireless Matrix Corporation. Prior to these positions, he served in software development positions with progressive responsibility in factory automation, digital satellite communications, digital security, oil and gas production monitoring.

Johan Holmqvist joined Navtech as Vice President, Operations in November 2005 as part of Navtech's acquisition of EAG. Prior to his current appointment, Mr. Holmqvist held a variety of management positions in EAG since 1990 including Vice President of Product and Business Development, Chief Information Officer, and the Director, Product Route Manual for Scandinavian Airlines (SAS). Mr. Holmqvist is a graduate of Thorildspans Gymnasium with a degree in mechanical engineering. Mr . Holmqvist also holds a certificate in marketing from the Institute for Hogre Marhuads-forings studier and a certificate in navigation from SAS Flight Operations.

Thomas D. Beynon is a partner in the Waterloo, Ontario law firm of McCarter Grespan Beynon LLP and a member of the Law Society of Upper Canada. He has been with the firm since March 1996. Prior to this, Mr. Beynon spent six years with the law firm, Sims Clement Eastman, from 1991 to 1996. Mr. Beynon serves as Corporate Secretary of Virtek Vision International Inc., a public company, and is a director of a number of private companies. Mr. Beynon has served as one of our directors since July 2000.

Michael Jakobowski has served as Chief Financial Officer of Cambridge Information Group since September 1999. Prior to joining Cambridge, Mr. Jakobowski was the Vice President of Accounting for Thomson Financial Database Group from August 1997 to September 1999, and the Corporate Controller for Kline Group from June 1994 to August 1997. Prior to 1994, Mr. Jakobowski spent over 11 years in public accounting with Price Waterhouse, Coopers & Lybrand, and Johnson Lambert and Co. Mr. Jakobowski is a member of the American Institute of Certified Public Accountants. Mr. Jakobowski has served as one of our directors since November 2001.

John Hunt is a partner at ABRY Partners, LLC (ABRY). Mr. Hunt joined ABRY in 2004. ABRY, headquartered in Boston, is a private equity firm focused on the media and communications industry. Mr. Hunt is also co-head of ABRY Mezzanine Partners, LP. From 1990 until May 2004, Mr. Hunt was a general partner at Boston Ventures Management, Inc., a media and communications focused private equity fund. Mr. Hunt serves on the board of SoftBrands, Inc. and on the boards of a number of private companies. Mr. Hunt has served as one of our directors since November 2005.

Andrew M. Snyder is the President of Cambridge Information Group (CIG), a privately-owned group of information services, publishing, and education companies. Mr. Snyder has been with CIG since 2003, and is also Chairman of CIG’s subsidiary, RR Bowker. Prior to joining CIG, Mr. Snyder spent seven years at the Goldman Sachs Group, most recently as Vice President in the Principal Investment Area. He also spent one year as the Assistant to the Chairman. Mr. Snyder graduated from the Wharton School at the University of Pennsylvania, and earned a J.D. from Georgetown University Law Center. He is a member of the Bar of the State of New York. Mr. Snyder has served as one of our directors since November 2005.

Françoise Macq is the CEO of Externalis, a privately-owned holding company based in Brussels, Belgium. Prior to joining Externalis, Mrs. Macq spent nine years as an Investment Manager for Société Régionale d’Investissement de Bruxelles. Mrs. Macq began her career in the Corporate Finance Department of Morgan Stanley in London and subsequently worked as a Research Analyst specializing in oil companies in the Equity Research Department. Mrs. Macq graduated as a lawyer from Université Catholique de Louvain. Mrs. Macq has served as one of our directors since June 2006.

Each director will hold office until the next Annual Meeting of Stockholders or until his successor is elected and qualified. Each executive officer will hold office until the next regular meeting of the Board of Directors following the next Annual Meeting of Stockholders or until his successor is elected or appointed and qualified.

Navtech, Inc. Page
2006 10-KSB

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Jakobowski, a member of the Audit Committee of the Board, is an “audit committee financial expert,” as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Jakobowski is not an “independent director” based on the definition of independence in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of Forms 3, 4 and 5, and amendments thereto, furnished to us and written representations that no other reports were required, during the fiscal year ended October 31, 2006, all officers, directors and 10% stockholders were in compliance with Section 16(a) filing requirements, except that ABRY Mezzanine Partners LP filed its Form 3 late, Cambridge Information Group Inc. filed a Form 4 late (reporting one transaction), Alain Mallart and Finextern SA filed a Form 4 late (reporting one transaction) and John Bethanis filed a Form 5 late (reporting a correction to his Form 3 filed in July 2004).

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

Navtech, Inc. Page
2006 10-KSB

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the last three fiscal years of all of our executive officers as of October 31, 2006 who had a total salary and bonus for such year in excess of $100,000.

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Common Stock Underlying Options
David Strucke, Chief Executive Officer	2006 2005 2004	$ $ $	232,697 156,215 130,807	$ $ $	72,998 65,876 32,417	112,500 -0- 50,000
Gordon Heard, Chief Financial Officer	2006 2005 2004	$ $ $	162,449 117,460 98,664	$ $ $	26,343 -0- -0-	87,500 -0- 50,000
Britt Bowra, Vice President, Sales and Business Development	2006 2005 2004	$ $ $	140,541 113,179 94,631	$ $ $	26,343 -0- -0-	32,000 -0- -0-
Johan Holmqvist, Vice President, Operations(1)	2006 2005 2004	$ $ $	106,568 -0- -0-	$ $ $	21,314 -0- -0-	32,000 -0- -0-

(1)	Mr. Holmqvist joined Navtech as Vice President, Operations in November 2005.

Option Tables

OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2006

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price/Share	Expiration Date

David Strucke	112,500	38%	$2.76	January 17, 2016
Gordon Heard	87,500	29%	$2.76	January 17, 2016
Britt Bowra	32,000	11%	$2.77	February 15, 2011
Johan Holmqvist	32,000	11%	$2.77	February 7, 2011

Navtech, Inc. Page
2006 10-KSB

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2006 AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at October 31, 2006	Value of Unexercised In-the-Money Options at October 31, 2006
			Exercisable/Unexercisable	Exercisable/Unexercisable
David Strucke	-0-	-0-	150,000/112,500	$457,500/$343,125
Gordon Heard	-0-	-0-	43,750/93,750	$133,438/$285,938
Britt Bowra	-0-	-0-	-0-/32,000	-0-/$97,600
Johan Holmqvist	-0-	-0-	-0-/32,000	-0-/$97,600

Long-Term Incentive Plan Awards

No awards were made to Messrs. Strucke, Heard, Bowra, or Holmqvist during the fiscal year ended October 31, 2006 under any long-term incentive plan.

Compensation of Directors

Our directors, with the exception of salaried officers, are entitled to receive an annual retainer of $6,000 (payable quarterly in advance). The Chairman of the Board is entitled to receive an annual retainer of $10,000 (payable quarterly in advance).

The Chairman of the Audit Committee is entitled to receive an annual retainer of $8,000 (payable quarterly in advance). Members of the Audit Committee receive an annual retainer of $5,000 (payable quarterly in advance).

The Chairman of the Human Resources and Compensation Committee receives an annual retainer of $5,000 (payable quarterly in advance). Members of the Human Resources and Compensation Committee receive an annual retainer of $3,000 (payable quarterly in advance).

The Chairman of the Corporate Governance Committee is entitled to receive an annual retainer of $5,000 (payable quarterly in advance). Members of the Corporate Governance Committee receive an annual retainer of $3,000 (payable quarterly in advance).

In addition, our directors are entitled to be reimbursed for travel expenses incurred in attending any meeting of the Board or any of its committees. Our By-Laws also provide, to the extent permitted by law, for certain indemnification of our directors.

Navtech, Inc. Page
2006 10-KSB

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

We have entered into an employment agreement with Mr. Strucke that provides for an annual base salary of $265,000 (CDN) ($236,000 USD). In addition, Mr. Strucke is eligible for an annual performance bonus of $132,500 (CDN) ($118,000 USD) based upon the achievement of specific performance objectives established by our Board’s Human Resources and Compensation Committee. In the event we terminate Mr. Strucke’s employment without cause, he would be entitled to receive an amount equal to 12 months base salary, and an additional month base salary for every year of service after November 1, 2005 to a maximum entitlement of 18 months.

We have entered into an employment agreement with Mr. Heard that provides for an annual base salary of $185,000 (CDN) ($165,000 USD). In addition, Mr. Heard is eligible for an annual performance bonus of $37,000 (CDN) ($33,000 USD) based upon the achievement of specific performance objectives established by our Board’s Human Resources and Compensation Committee. In the event we terminate Mr. Heard’s employment without cause, he would be entitled to receive an amount equal to six months base salary.

We have entered into an employment agreement with Mr. Bowra that provides for an annual base salary of $135,000 (CDN) ($120,000 USD). In addition, Mr. Bowra is eligible to receive commissions and an annual performance bonus of $75,000 (CDN) ($67,000 USD) based upon the achievement of specific performance objectives established by our Board’s Human Resources and Compensation Committee. In the event we terminate Mr. Bowra’s employment without cause, he would be entitled to receive an amount equal to nine months base salary, and an additional month base salary for every year of service after February 1, 2006 to a maximum entitlement of 12 months.

We have entered into an employment agreement with Mr. Holmqvist that provides for an annual base salary of SEK $1,000,000 ($138,100 USD).  In the event we terminate Mr. Holmqvist’s employment without cause, he would be entitled to receive an amount equal to twelve months base salary.

Navtech, Inc. Page
2006 10-KSB

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

At December 31, 2006, we had two classes of stock outstanding: Common Stock and Series A Convertible Participating Preferred Stock. We refer to the Series A Convertible Participating Preferred Stock as the “Series A Preferred Stock.” We refer to the common stock and the Series A Preferred Stock together as “Capital Stock.” On December 31, 2006, there were outstanding 4,333,450 shares of Common Stock and 1,600,000 shares of Series A Preferred Stock. Each share of Common Stock entitles the holder to one vote on each matter submitted to stockholders. Each share of Series A Preferred Stock is convertible, at the holder’s option, into one share of Common Stock, and entitles the holder to one vote on each matter submitted to stockholders. We refer to the number of votes the holder of a share of Capital Stock is entitled to cast as the share’s “voting power” and the aggregate of all votes entitled to be cast by a holder of Capital Stock as that holder’s “total voting power.” In calculating the number of votes to which a holder of Series A Preferred Stock is entitled, any shares issuable upon the conversion of accrued but unpaid dividends are disregarded.

The following table sets forth certain information regarding our outstanding Common Stock and Series A Preferred Stock beneficially owned as of December 31, 2006 by:

•	each person who is known by us to own beneficially or exercise voting or dispositive control over more than 5% of our Common Stock and Series A Preferred Stock,
•	each present director,
•	each person named in the Summary Compensation Table above, and
•	all of our present executive officers and directors as a group

Navtech, Inc. Page
2006 10-KSB

Name and Address of Beneficial Owner	Common Stock		Series A Preferred Stock		Percent of Total Voting Power
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Robert N. Snyder (1)	2,725,633 (2)(3)	48.6%	1,200,000(4)	75%	45.4%
Alain Mallart 38 avenue des Klauwaerts 1050 Brussels, Belgium	1,258,670 (3)(5)	26.5%	400,000(6)	25%	21.1%
John Hunt 111 Huntington Avenue Boston, Massachusetts	378,843 (7)	8.1%	-	-	6.1%
Dorothy English (8)	328,958	7.6%	-	-	5.5%
David Strucke (8)	268,125 (9)	5.9%	-	-	4.4%
Andrew M. Snyder (1)	92,316 (3)(10)	2.1%	-	-	1.6%
Michael Jakobowski (1)	88,500 (11)	2.0%	-	-	1.5%
Thomas D. Beynon 675 Riverbend Drive Kitchener, Ontario, Canada	70,000 (12)	1.6%	-	-	1.2%
Gordon Heard (8)	67,708 (13)	1.5%	-	-	1.1%
Britt Bowra (8)	28,000 (14)	*	-	-	*
Johan Holmqvist Hammerbacken 12, Sollentuna, Stockholm Sweden	8,000 (13)	*	-	-	*
All executive officers and directors as a group (9 persons)	1,001,492 (3)(7)(9)(10)(11) (12)(13)(14)	20.0%	-	-	15.2%

* Less than 1%

(1)	Address is 7200 Wisconsin Avenue, Bethesda, Maryland
(2)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission and other publicly available information. Includes (i) 1,260,633 shares owned by Cambridge Information Group, Inc. (“Cambridge”), of which Robert N. Snyder is the controlling shareholder, (ii) 1,200,000 shares that are issuable upon the conversion of Series A Preferred Stock held by Cambridge, (iii) 75,000 shares that are issuable upon the exercise of warrants held by Cambridge that are currently exercisable, and (iv) 40,000 shares owned by Wyoming Investments Limited Partnership, of which Robert N. Snyder is a general partner. Robert N. Snyder shares voting and dispositive control over the shares beneficially owned by Cambridge. Excludes shares that are issuable upon the conversion of accrued and unpaid dividends on the Series A Preferred Stock.

Navtech, Inc. Page
2006 10-KSB

(3)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Robert N. Snyder, Andrew M. Snyder, Republic Electronics Corporation (of which Michael Ueltzen, one of our former directors, is the majority shareholder, President and Chief Executive Officer), Externalis S.A. (formerly known as Finextern S.A.) (of which Alain Mallart is the controlling shareholder), and Dorothy English, among others, are parties to a Shareholders Agreement, dated as of March 4, 2005, relating to the 2,525,868 shares of Common Stock collectively beneficially owned by them at such time. Except as indicated in the footnotes hereto, each party to the Shareholders Agreement has the sole power to vote or direct the vote, and the sole power to dispose or direct the disposition of, its respective shares. Pursuant to the Shareholders Agreement, the parties have agreed, among other things, and subject to limited exception, to vote in favor of the election to our Board of those persons nominated to serve as directors by our Board. The term of the Shareholders Agreement is five years, or less under certain circumstances.

(4)	Represents shares owned by Cambridge, of which Robert N. Snyder is the controlling shareholder. Robert N. Snyder shares voting and dispositive control over the shares beneficially owned by Cambridge.
(5)
Based upon Schedule 13D, as amended, filed with the Securities and Exchange Commission. Represents (i) 833,670 shares held by Externalis S.A., (ii) 400,000 shares that are issuable upon the conversion of Series A Preferred Stock held by Externalis S.A. and (iii) 25,000 shares that are issuable upon the exercise of warrants held by Externalis S.A. that are currently exercisable. Mr. Mallart is the controlling shareholder of Externalis S.A. and shares with Externalis S.A. the voting and dispositive control over the shares beneficially owned by it. Excludes shares that are issuable upon the conversion of accrued and unpaid dividends on the Series A Preferred Stock.

(6)	Represents shares owned by Externalis S.A. of which Alain Mallart is a controlling shareholder. Mr. Mallart shares voting and dispositive control over the shares beneficially owned by Externalis S.A.
(7)
Based upon Schedule 13D filed with the Securities and Exchange Commission. Represents (i) 66,667 shares held by ABRY Mezzanine Partners, L.P., and (ii) 312,176 shares that are issuable upon the exercise of warrants held by ABRY Mezzanine Partners, L.P. that are currently exercisable. The general partner of ABRY Mezzanine Partners, L.P. is ABRY Mezzanine Investors, L.P. ABRY Mezzanine Investors, L.P.’s general partner is ABRY Mezzanine Holdings LLC. Mr. Hunt is a Vice President of ABRY Mezzanine Holdings LLC. An Investment Committee of ABRY Mezzanine Holdings LLC exercises exclusive decision making authority with respect to investments by ABRY Mezzanine Partners, L.P.

(8)	Address is Suite 200, 295 Hagey Blvd., Waterloo, Ontario, Canada.
(9)	Includes 178,125 shares that are issuable upon the exercise of options that are exercisable currently or within 60 days.
(10)
Does not include (i) 750,000 shares owned by Cambridge, of which Andrew M. Snyder is President and a shareholder, (ii) 1,200,000 shares that are issuable upon the conversion of Series A Preferred Stock held by Cambridge and (iii) 75,000 shares that are issuable upon the exercise of warrants held by Cambridge that are currently exercisable.

(11)	Includes 50,000 shares that are issuable upon the exercise of options that are currently exercisable.
(12)	Includes 45,000 shares that are issuable upon the exercise of options that are currently exercisable.
(13)	Represents shares that are issuable upon the exercise of options that are exercisable currently or within 60 days.
(14)	Includes 8,000 shares that are issuable upon the exercise of options that are exercisable currently or within 60 days.

Navtech, Inc. Page
2006 10-KSB

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of October 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our Common Stock is authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a))	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	675,000	$1.61	1,524,078
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	675,000	$1.61	1,524,078

Navtech, Inc. Page
2006 10-KSB

Item 12. Certain Relationships And Related Transactions

On November 22, 2005, we entered into a Series A Convertible Participating Preferred Stock and Warrant Purchase Agreement with Cambridge Information Group, Inc. (“Cambridge”) and Externalis S.A. (“Externalis”, and together with Cambridge, the “Investors”) (the “Series A Purchase Agreement”) whereby the Investors purchased 1,600,000 shares of our Series A Preferred Stock (1,200,000 by Cambridge and 400,000 by Externalis) and warrants (the “Warrants”) evidencing the right to acquire an aggregate of 100,000 shares of our Common Stock (75,000 by Cambridge and 25,000 by Externalis), for an aggregate purchase price of $4,000,000 (the “Preferred Stock Offering”). Pursuant to the terms of the Series A Purchase Agreement, we granted to the Investors preemptive rights in connection with issuances by us of certain of our shares of capital stock that in any way rank senior to the Common Stock. The proceeds received by us in connection with the Preferred Stock Offering were used to consummate the acquisition of EAG discussed in Items 1 and 6 of this Annual Report. Each of the Investors was, prior to the execution of the Series A Purchase Agreement, and currently is, one of our principal stockholders. See Item 11 of this Annual Report.

The Series A Preferred Stock is senior in rights, preferences and privileges to the Common Stock as more fully described in the Certificate of Designation creating the Series A Preferred Stock.

The Series A Preferred Stock has the following material terms:

Dividends. The holders (each a “Holder” and, collectively, the “Holders”) of the Series A Preferred Stock are entitled to receive, if and when declared by our Board of Directors and paid by us, in preference to the holders of the shares of Common Stock and our other capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends, annual dividends at the rate per annum of $0.125 per share. Such dividends will accrue on a daily basis, whether or not earned or declared, and will be compounded annually (to the extent such accruing dividends remain unpaid) on each anniversary of the issuance of the Series A Preferred Stock. In addition to the dividend described above, the Holders are entitled to participate ratably on any dividends paid with respect to the Common Stock. In the case of any such dividend, each Holder shall be entitled to receive an amount as of the record date for such dividend that would be payable on the largest number of whole shares of Common Stock into which such shares of Series A Preferred Stock held by such Holder could be converted pursuant to the terms of the Certificate of Designation. Subsequent to the 2006 fiscal year-end, we declared and paid a dividend of $200,000 on the Series A Preferred Stock.

Convertibility. The Series A Preferred Stock is convertible at the option of the Holder, at any time after the date of issuance and without payment of additional consideration, into that number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series A Liquidation Preference (as defined below) per share of Series A Preferred Stock by the Series A Conversion Price (as defined below), in each case as in effect at the time of conversion. The “Series A Conversion Price” at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock shall initially be $2.50 per share. The “Series A Liquidation Preference” shall be $2.50 per share of Series A Preferred Stock (subject to equitable adjustment in the event of any stock dividend, stock split, combination, reorganization, recapitalization, reclassification, or other similar event affecting such shares), plus all accrued but unpaid dividends on the Series A Preferred Stock. Such initial Series A Conversion Price shall be subject to anti-dilution adjustment (in order to adjust the number of shares of Common Stock into which the Series A Preferred Stock is convertible) as provided in the Certificate of Designation. At our option, we may elect to convert not less than all of the outstanding shares of Series A Preferred Stock at the then effective Series A Liquidation Preference (i) at any time on or after November 22, 2006, if the 30-trading day trailing average of the Common Stock (as reported on Yahoo Finance (www.yahoo.com)) exceeds 250% of the then effective conversion price (the “Trigger Date”, and each a “Trigger Date”), provided that we must exercise such conversion right within 60 days after the applicable Trigger Date, or (ii) upon the closing of an underwritten, firm commitment public offering pursuant to an effective registration statement under the Securities Act of 1933, in which the price to the public per share of Common Stock exceeds 200% of the then effective Series A Conversion Price.

Navtech, Inc. Page
2006 10-KSB

Voting Rights. Subject to certain limitations, the Holders are entitled to vote with the holders of Common Stock, voting together as one class, on all matters submitted to a vote of the holders of Common Stock, and each share of Series A Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which each such share is convertible as of the record date for the applicable vote. In addition, we may not, without the consent of the Holders of a majority of the shares of the Series A Preferred Stock then outstanding, take certain actions, including, without limitation, (i) create a new class or series of capital stock that are, with respect to the payment of dividends or upon liquidation, senior to or pari passu with the Series A Preferred Stock, (ii) alter, amend or repeal the rights, preferences and privileges of the Series A Preferred Stock or (iii) amend, alter or repeal any provision of the Certificate of Designation.

Liquidation. Upon the liquidation, dissolution, change of control or winding-up of Navtech, the Holders will be entitled to receive an amount equal to the greater of (i) $2.50 per share of Series A Preferred Stock (subject to anti-dilution adjustments) plus accrued and unpaid dividends or (ii) the amount that they would have received if they had converted their shares of Series A Preferred Stock into Common Stock on the day prior to the liquidation, dissolution, change of control or winding-up.

The Warrants have an exercise price of $3.00 (subject to adjustment as set forth in the Warrants), are exercisable at any time from the date of issuance until the tenth anniversary of the date of issuance and have weighted average anti-dilution protection provisions as set forth in the Warrants.

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

The foregoing descriptions of the Series A Purchase Agreement, the Warrants, the Certificate of Designation, the Registration Rights Agreement and the Letter Agreement do not purport to be complete and are qualified in their entirety by reference to the Series A Purchase Agreement, the Warrants, the Certificate of Designation, the Registration Rights Agreement and the Letter Agreement, which are exhibits to this Annual Report.

Navtech, Inc. Page
2006 10-KSB

Item 13. Exhibits

(a) Exhibits

3(A)	Certificate of Incorporation, as amended (4)

3(B)	Certificate of Designation filed with the Delaware Secretary of State on November 21, 2005 (6)

3(C)	By-Laws (1)

10(A)	1999 Stock Option Plan (2)

10(B)	Form of Stock Option Agreement for options granted to Michael Jakobowski, Michael Ueltzen, Thomas Beynon and David Strucke dated as of September 9, 2004 (5)

10(C)	Securities Purchase Agreement dated November 22, 2005 by and among Navtech, Inc., Navtech (Sweden) AB and SAS AB (6)

10(D)	Series A Convertible Participating Preferred Stock and Warrant Purchase Agreement dated November 22, 2005 by and among Navtech, Inc., Cambridge Information Group, Inc. and Externalis S.A. (6)

10(E)	Warrant dated November 22, 2005 issued by Navtech, Inc. to Cambridge Information Group, Inc. (6)

10(F)	Warrant dated November 22, 2005 issued by Navtech, Inc. to Externalis S.A. (6)

10(G)
Registration Rights Agreement dated November 22, 2005 by and among Navtech, Inc., Cambridge Information Group, Inc., Externalis S.A., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (6)

10(H)	Letter Agreement dated November 22, 2005 by and between Navtech, Inc. and Cambridge Information Group, Inc. (6)

10(I)	Note Purchase Agreement dated November 22, 2005 by and among Navtech Systems Support Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (6)

10(J)	Tranche A Notes dated November 22, 2005 issued by Navtech Systems Support Inc. (6)

10(K)	Tranche B Notes dated November 22, 2005 issued by Navtech Systems Support Inc. (6)

10(L)	Parent Guaranty dated November 22, 2005 by and among Navtech, Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (6)

10(M)	Warrant Agreement dated November 22, 2005 by and among Navtech, Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P. (6)

10(N)	Warrant dated November 22, 2005 issued by Navtech, Inc. to ABRY Mezzanine Partners, L.P. (6)

10(O)	Warrant dated November 22, 2005 issued by Navtech, Inc. to ABRY Investment Partnership, L.P. (6)

10(P)	Employment agreement dated January 30, 2006 between Navtech Systems Support, Inc. and David Strucke (7)

Navtech, Inc. Page
2006 10-KSB

10(Q)	Employment agreement dated January 30, 2006 between Navtech Systems Support, Inc. and Gordon Heard (7)

10(R)
Form of Stock Option Agreement for options granted to David Strucke, Gordon Heard, Britt Bowra, Johan Holmqvist and Michael Neudoerffer dated as of January 17, 2007, January 17, 2007, February 15, 2007, February 7, 2007 and March 20, 2007, respectively.

10(S)	Employment agreement dated February 1, 2006 between Navtech Systems Support, Inc. and Britt Bowra

10(T)	Contract of employment dated February 1, 2006 between European Aeronautical Group AB and Johan Holmqvist

10(U)	Amendment dated November 1, 2006 to Contract of Employment between European Aeronautical Group AB and Johan Holmqvist

10(V)	Stock Purchase Agreement dated as of March 24, 2006 between Navtech, Inc. and John Bethanis.

14	Code of Ethics (3)

21	Subsidiaries

23	Consent of Deloitte & Touche LLP

31(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

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

Navtech, Inc. Page
2006 10-KSB

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

Navtech, Inc. Page
2006 10-KSB

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Deloitte & Touche, LLP, our independent auditors, for professional services rendered for the fiscal years ended October 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees (1)	$214,323	$53,391
Audit-Related Fees (2)	26,102	8,214
Tax Fees (3)	19,933	49,991
All Other Fees (4)	430,242	-
Total	$690,600	$111,596

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in the quarterly reports of services that are normally provided by the independent auditors in connection with the statutory and regulatory filings or engagements for the fiscal years ended October 31, 2006 and October 31, 2005, respectively.

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

(4)	For services related to due diligence and regulatory filings associated with the aquisition of EAG.

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
2006 10-KSB

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Navtech, Inc.

We have audited the consolidated balance sheets of Navtech, Inc. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Kitchener, Ontario
January 22, 2007

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of US Dollars, except per share amounts)

Year Ended October 31,	2006	2005

REVENUE
Service fees	$34,328	$8,108
Professional services	2,396	1,750
Hardware revenue	99	1,285
Total revenue	36,823	11,143

COSTS AND EXPENSES
Cost of services	20,916	4,819
Cost of hardware revenue	116	1,063
Research and development	1,433	989
Selling and marketing	3,079	1,588
General and administrative	6,312	1,834
Depreciation	1,426	237
Amortization of acquisition-related intangible assets	973	-
Total costs and expenses	34,255	10,530
Income from operations	2,568	613
Other expense
Interest expense (Note 17)	2,481	29
Earnings before income taxes	87	584
Recovery of income taxes (Note 19)	351	89
Net earnings	$438	$673
Net (loss) earnings per share (Note 18)
Basic	$(0.15)	$0.14
Diluted	$(0.15)	$0.13
Weighted average common shares outstanding (Note 18)
Basic	4,562,326	4,683,869
Diluted	4,562,326	5,114,869

See Notes to the Consolidated Financial Statements

NAVTECH, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of US Dollars)

October 31,	2006	2005

ASSETS
Current Assets
Cash	$6,769	$444
Accounts receivable (net of allowance for bad debts
of $395; 2005 - $247)	5,796	1,616
Other receivable (Note 12)	308	-
Lease receivable - current portion (Note 6)	140	187
Inventory	374	-
Prepaid expenses and other (Note 8)	1,348	1,425
	14,735	3,672
Lease receivable (Note 6)	482	561
Deferred taxes (Note 19)	2,761	477
Deferred financing costs (Note 3)	565	-
Capital assets (Note 9)	4,410	582
Intangible assets (Note 10)	7,325	-
Goodwill (Note 5)	11,878	-
	$42,156	$5,292

LIABILITIES
Current Liabilities
Accounts payable	$4,442	$681
Accrued liabilities	4,319	923
Acquisition consideration payable (Note 5)	311	-
Deferred revenue	3,732	826
Obligation under capital leases - current portion (Note 11)	276	242
Lease incentive payable - current portion (Note 12)	44	-
	13,124	2,672
Obligation under capital leases (Note 11)	274	465
Lease incentive payable (Note 12)	400	-
Deferred taxes (Note 19)	2,410	-
Notes payable (Note 3)	20,214	-
	36,422	3,137

Commitments and Contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock (Note 14)	6	6
Authorized - 20,000,000, Par value $0.001, Issued - 5,683,328 (2005 - 5,635,328)
Treasury stock - 1,353,878 (2005 - 733,188)	(1)	(1)
Convertible preferred stock (Note 4) Authorized - 2,000,000, Par value $0.01, Issued - 1,600,000 (2005 - nil)	3,706	-
Additional paid-in capital	3,742	3,462
Accumulated other comprehensive income	236	134
Accumulated deficit	(1,955)	(1,446)
	5,734	2,155
	$42,156	$5,292

See Notes to the Consolidated Financial Statements
NAVTECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands of US Dollars; shares in thousands)

	Common Stock	Stock Amount	Preferred Shares	Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Income
Balances, October 31, 2004	4,884	$5	-	$-	$3,094	$131	$(1)	$(2,118)	$1,111
Stock options exercised	626	1			336				336
Warrants exercised	125				234				234
Treasury stock					(202)				(202)
Translation adjustments						3			3	3
Net earnings								673	673	673
Balances, October 31, 2005 (1)	5,635	$6	-	$-	$3,462	$134	$(1)	$(1,446)	$2,155	$676
Stock options exercised	48			-	32				32
Preferred shares			1,600	3,706	2,047				5,753
Treasury stock (Note 14)					(1,799)				(1,799)
Translation adjustments						102			102	72
Preferred stock deemed dividend (Note 4)								(947)	(947)
Net earnings								438	438	301
Balances, October 31, 2006 (1)	5,683	$6	1,600	$3,706	$3,742	$236	$(1)	$(1,955)	$5,734	$(373)

See Notes to the Consolidated Financial Statements

(1) Issued shares at October 31, 2006 include 1,353,878 (2005 - 733,188) shares held in treasury. Total outstanding shares at October 31, 2006 were 4,329,450 (2005 - 4,902,140).

NAVTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US Dollars)

Year Ending October 31,	2006	2005

OPERATING ACTIVITIES
Net earnings	$438	$673
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation	1,426	237
Amortization of acquisition-related intangible assets	973	-
Amortization of deferred financing costs and note payable warrants (Note 3)	249	-
Provision for uncollectible accounts	314	184
Deferred taxes	(146)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(1,203)	(655)
Other receivable	(308)	-
Lease receivable	125	-
Inventory	(374)	-
Prepaid expenses and other current assets	808	(1,166)
Accounts payable	1,550	2
Accrued liabilities	284	565
Lease incentive (Note 12)	444	-
Deferred revenue	(278)	189
Income taxes payable	(361)	-
Net cash flows from operating activities	3,941	4

INVESTING ACTIVITY
Acquisition of European Aeronautical Group AB (Note 5)	(19,311)	-
Acquisition costs	(1,357)	-
Cash acquired	2,316	-
Purchase of capital assets	(1,783)	(263)
Net cash flows from investing activities	(20,135)	(263)

FINANCING ACTIVITIES
Repayment of capital leases	(157)	(76)
Issue of notes payable (Note 3)	21,000	-
Debt financing costs (Note 3)	(670)	-
Issue of convertible preferred stock (Note 4)	4,000	-
Equity issue costs (Note 4)	(126)	-
Share repurchase (Note 14)	(1,800)	-
Exercises under stock option plan (Note 14)	33	134
Exercise of warrants (Note 14)	-	234
Net cash flows from financing activities	22,280	292

EFFECT OF FOREIGN EXCHANGE RATES ON CASH	239	(34)
Net cash flow	6,325	(1)
Cash, beginning of year	444	445
Cash, end of year	$6,769	$444
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$(1,616)	$(29)
Cash (paid) received during the year for income taxes	$(144)	$97
Non-cash preferred stock deemed dividend	$947	$-
Accrued preferred stock dividend	$188	$-
Assets acquired through capital leases	$66	$711

See Notes to the Consolidated Financial Statements

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

1. DESCRIPTION OF THE BUSINESS

Navtech, Inc. (“Navtech”) was originally incorporated in the State of New York in 1981 and then reincorporated in the State of Delaware in 1987. Navtech Systems Support Inc. (“Navtech-Canada”), a wholly-owned subsidiary of Navtech, was incorporated in the Province of Ontario in 1987. Navtech (UK) Limited (“Navtech-UK”), a wholly-owned subsidiary of Navtech-Canada, was incorporated in the United Kingdom in 1994. Navtech, LLC, a wholly -owned subsidiary of Navtech-Canada was formed in the State of Delaware in 2005. Navtech (Sweden) AB, a wholly -owned subsidiary of Navtech-Canada, was incorporated in Sweden in 2005. European Aeronautical Group AB (“EAG”), a wholly-owned subsidiary of Navtech (Sweden) AB, was incorporated in Sweden in 1986. European Aeronautical Group (UK) (“EAG UK”), a wholly-owned subsidiary of EAG, was incorporated in the United Kingdom in 2002. When we refer to Navtech, we are speaking of Navtech, Inc. and its subsidiaries.

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

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Navtech-Canada, Navtech-UK, Navtech, LLC, Navtech (Sweden) AB, EAG, and EAG UK. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign currency translation

The determination of the functional currency for our foreign subsidiaries is made based on the relevant economic factors and relationships with the parent. For most foreign operations, the local currencies are generally considered to be the functional currencies. During the quarter ended January 31, 2006 the functional currency of Navtech-Canada, one of Navtech, Inc.’s wholly owned subsidiaries, changed from the Canadian dollar (its local currency) to the U.S. dollar as a result of fundamental changes in the economic environment in which Navtech-Canada operates. As a result of this change in functional currency, exchange rate gains and losses are recognized on all transactions in currencies other than the U.S. dollar and included in income for the period in which the exchange rates changed. The books and records of Navtech-Canada are maintained in Canadian dollars and are re-measured into the functional currency prior to the translation process.

For foreign subsidiary financial statements, balance sheet accounts are translated at current exchange rates, and statements of operations are translated at average exchange rates for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. Transactions incurred in currencies other than the functional currency are converted to the functional currency at the transaction date. All foreign currency transaction gains and losses are included in net income.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

Acquisitions
The Company accounts for acquisitions of businesses using the purchase method. This involves allocating the purchase price paid for a business to the assets acquired, including identifiable intangible assets, and the liabilities assumed, based on their fair values at the date of acquisition. Any excess is then recorded as goodwill. On November 22, 2005, the Company acquired all of the issued and outstanding shares of EAG from SAS Group AB. See Note 5.

Goodwill and intangible assets

When the Company acquires a business, the fair value of the net tangible and intangible assets acquired are determined and compared to the amount paid for the business. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill. Goodwill is tested at least annually and at any other time if any event occurs or circumstances change that would more likely than not reduce the fair market value below the carrying amount. Any excess of carrying value over fair value is charged to income in the period in which an impairment is determined.

In accordance with the pronouncement of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is subject to an annual impairment test. The Company has designated July 31st as the date for the annual impairment test. The Company performed the required impairment tests of goodwill as of July 31st using the discounted cash flow method. The results of these tests indicated no impairment to the carrying value of goodwill.

Intangible assets related to acquisitions are recorded at their fair value at the acquisition date. Intangible assets with a finite life are amortized to income over their useful lives. The Company writes down intangible assets with a finite life to estimated fair value when the related undiscounted cash flows are not expected to allow for recovery of the carrying value. The estimated fair value of intangibles is generally determined by discounting the expected related future cash flows.

Intangible assets with an indefinite life are not subject to amortization; they are tested at least annually for impairment to ensure that their fair value is greater than or equal to the carrying value. Any excess is charged to income in the period in which impairment is determined. Other than goodwill, the Company had no intangible assets with an indefinite life for any of the fiscal periods reported.

Inventories

Finished goods inventories consisting of aeronautical charts are stated at the lower of cost and market. The balance as at October 31, 2006 was $374 (2005 - $NIL). No provision for excess and obsolete inventory was required for October 31, 2006 and 2005.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

Capital assets

Capital assets are recorded at cost. Depreciation of capital assets is recorded at the following rates:

Purchased computer software	40%	Declining balance
Internally developed computer software	3-5 years	Straight line
Computer equipment	30%	Declining balance
Furniture and fixtures	20%	Declining balance
Office equipment	20%	Declining balance
Computer equipment under capital lease	30%	Declining balance and straight line
Leasehold improvements	Term of lease	Straight line

Costs to develop, acquire or modify software solely for the Company’s internal use are capitalized pursuant to American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, ‘‘Accounting for Costs of Computer Software Developed or Obtained for Internal Use’’ (‘‘SOP 98-1’’). SOP 98-1 requires qualified internal and external costs (related to such software) incurred during the application development stage to be capitalized and any preliminary project costs and post-implementation costs (related to such software) to be expensed as incurred.

Accounting for rent and lease incentives
The Company recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases, and are reduced by any lease incentives received from the landlord.

Lease incentives represent upfront payments received from the landlord to fund tenant improvements and the value of rent-free periods. As payments are made to the landlord under the lease, a portion of those payments is recorded as repayments of the lease incentives. Lease incentives are amortized on a straight-line basis over the periods of the leases and the amortization is recorded as a reduction of rent expense.

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

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using estimated tax rates in effect for the year in which the differences are expected to reverse. The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, the Company considers factors such as the reversal of deferred income tax liabilities, projected taxable income and the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

The Company is subject to audits by taxation authorities of the jurisdictions in which it operates in the normal course of operations. The Company regularly assesses the status of these examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes.

Research and development costs
To date, the Company has not capitalized any development costs under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). The Company has defined the attainment of technological feasibility as completion of a working model. The costs incurred between the time of establishment of a working model and the time when the products are marketed are insignificant. Consequently, costs that are eligible for capitalization are expensed in the period incurred.

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

Revenue recognition
The Company’s products and services are generally sold as part of a contract and the terms of the contracts, taken as a whole, determine the appropriate revenue recognition methods. Depending upon the terms of the contract and types of products and services sold, the Company recognizes revenue under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”), and SEC Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”), which was preceded by SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Revenue is recognized net of cash discounts and allowances.

Effective August 1, 2003, for contracts involving multiple deliverables, where the deliverables are governed by more than one authoritative accounting standard, the Company generally applies the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a standalone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

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

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

The Company has classified its products and service revenue under the following categories and revenue recognition policies:

a)	Service fees

Service fees revenue consists of monthly subscription fees which may include monthly software license fees, hosting services, and customer support and data services.

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

Revenues related to a hosting arrangement are recognized under SOP 97-2 only if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Hosting arrangements that do not give the customer such an option are service contracts and are outside the scope of SOP 97-2 and accordingly, revenue is recognized in accordance with SAB 104.

b)	Professional services

Professional service revenue consists of software configuration and custom programming.

For customer contracts related to customized software development, where the customer has the right to, or has possession of the software, revenues are recognized under SOP 81-1 using the percentage-of-completion method. In using the percentage-of-completion method, revenues are recorded based on a measure of the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. Generally, the terms of long-term contracts provide for progress billing based on completion of certain phases of work. Contract revenues recognized in excess of billings are accumulated in deferred expenses included in prepaid expenses. Billings in excess of revenues recognized to date on long-term contracts are recorded as deferred revenue.

c)	Hardware revenue

Hardware revenue includes arrangements where the Company provides hosting equipment to its customers.

In hosting arrangements that contain specified equipment in which the Company owns or leases specific assets with which to fulfill the obligation and it is not economically feasible or practicable for the Company to perform its obligation through the use of alternative property, plant, or equipment, revenue is recognized under EITF Issue No. 01-8, “Determining whether an Arrangement Contains a Lease” (“EITF 01-8”). A sale is recorded under a capital lease arrangement when the conditions meet the definition of a sales-type lease as defined in SFAS 13 and based on guidance in EITF 01-8 and a lease receivable is recognized at the time of the sale. Finance revenue is recognized using the effective interest method.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

Stock-based compensation

Stock-based compensation arising from the Company’s stock option plan is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25”). SFAS No. 123, "Accounting for Stock-Based Compensation" (“SFAS 123”) encourages, but does not require, the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS 123, the Company applies APB 25 and related interpretations in accounting for stock-based compensation awards to employees under its stock option plan (Note 15).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement No. 123” (“SFAS 148”). SFAS 148 requires expanded and more prominent presentation of the pro forma disclosures previously required by SFAS 123.

Employee Benefit Plans

The Company has defined contribution plans in Sweden and the United Kingdom. The Company makes contributions dependant on the level of each employee’s optional contribution to the plan. For the year ended October 31, 2006, the Company made contributions of SEK (Swedish Krona) 3.0 million (approximately $412 USD) and GBP (British Pounds) 107,000 (approximately $193 USD). There were no contributions made during the year ended October 31, 2005.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which are evaluated on an ongoing basis, that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In particular, critical estimates and assumptions include those related to revenue recognition, the allowance for doubtful accounts, the valuation of long-lived assets, assumptions embodied in the valuation of assets for impairment testing, amortization of intangible assets, the recognition of contingencies, realization of investment tax credits, and the valuation allowance relating to the Company’s deferred tax assets. Actual results could differ from those estimates or assumptions.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)
Recently issued accounting pronouncements

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158 ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)’’ (‘‘SFAS 158’’). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The Company plans to adopt the provisions of SFAS 158 on November 1, 2006. As the Company does not have any defined benefit pension and post-retirement plans, the implementation of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

Stock-based compensation
In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment” ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value. In addition, SFAS 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to operations over the remaining vesting period. The Company is required to adopt SFAS 123R effective November 1, 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

In March 2005, the SEC issued SAB No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.

For the year ended October 31, 2007, the impact of adopting SFAS 123R using the modified prospective method will be a decrease in consolidated earnings of approximately $90 and a decrease in diluted earnings per share of approximately $0.01.

Accounting for uncertainty in income taxes
In June 2006, the FASB issued FIN No. 48, ‘‘Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in SFAS 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides accounting guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 on November 1, 2007. The Company is currently in the process of assessing the impact of FIN 48 on the results of operations and financial condition.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)
Fair value measurements
In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company plans to adopt the provisions of SFAS 157 on November 1, 2008. The implementation of SFAS 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

Quantifying and evaluating the materiality of unrecorded misstatements.
In September 2006, the SEC issued SAB No. 108 (‘‘SAB 108’’), which addresses the process for considering the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 are intended to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build-up of improper balance sheet amounts. The application of SAB 108 is effective for financial statements issued for an interim period of the first fiscal year ending after November 15, 2006. The Company will adopt the interpretations of SAB 108 on November 1, 2006. The implementation of SAB 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

3. NOTES PAYABLE

On November 22, 2005, Navtech-Canada entered into a Note Purchase Agreement pursuant to which it issued (i) $6,000 Senior Subordinated Notes, with an interest rate of 9.0% per annum through November 22, 2007 and thereafter at the rate of 12.5% per annum and due 2011 and (ii) $15,000 Senior Subordinated Notes, with an interest rate of 12.5% per annum and due 2011 (“Senior Subordinated Notes”). In connection with the issuance of the Senior Subordinated Notes, Navtech, Inc. also issued to the purchaser warrants to purchase 312,176 shares of Common Stock with an exercise price of $0.01 per share (“Notes Payable Warrants”). The proceeds received by Navtech-Canada in connection with the Senior Subordinated Notes were used to consummate the EAG acquisition (Note 5). The Senior Subordinated Notes are guaranteed by certain other wholly-owned subsidiaries. The Senior Subordinated Notes contain certain covenants with which the Company was in compliance as at October 31, 2006.  Interest expense on the Senior Subordinated Notes for the year ended October 31, 2006 amounted to $2,262.

Costs of $670 directly related to the issue of the Senior Subordinated Notes have been deferred. The deferred financing costs will be amortized to interest expense over the term of the debt on a straight line basis, which approximates the effective interest method. Amortization of deferred financing costs for the year ended October 31, 2006 amounted to $105 and was recorded in interest expense.

The Company estimated the fair market value of the Notes Payable Warrants to be approximately $930 at inception. The estimated fair market value of the Notes Payable Warrants has been recorded as additional paid in capital and a reduction to the recorded amount of the Senior Subordinated Notes. The amount will be amortized to interest expense over the life of the debt, accreting the recorded amount of the Senior Subordinated Notes to the original face value, on a straight line basis, which approximates the effective interest method. Amortization of the Notes Payable Warrants for the year ended October 31, 2006 amounted to $144 and was recorded in interest expense.

NAVTECH, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

4. PREFERRED STOCK OFFERING

On November 22, 2005, the Company issued 1,600,000 shares of Series A Convertible Participating Preferred Stock (“Series A Convertible Preferred Stock”), and warrants to acquire 100,000 shares of the Company’s Common Stock (“Preferred Stock Warrants”) with an exercise price of $3.00 per share, for $4,000 cash consideration. The proceeds were used to consummate the EAG acquisition. See Note 5.

The holders of the Series A Convertible Preferred Stock shall be entitled to receive, if and when declared by the Company’s Board of Directors and paid by the Company, in preference to the holders of the shares of Common Stock and any other of the Company’s capital stock ranking junior to the Series A Convertible Preferred Stock as to the payment of dividends, annual dividends at the rate per annum of $0.125 per share. The dividends accrue on a daily basis, whether or not earned or declared, and are compounded annually to the extent dividends remain unpaid. Subsequent to the fiscal 2006 year-end, the Company declared and paid a dividend of $200 on the Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock is convertible into an equivalent number of shares of Common Stock, subject to anti-dilution provisions. The number of shares of Common Stock issuable upon conversion is increased by any accrued but unpaid dividends, at a conversion price of $2.50 per share. Conversion of the Series A Convertible Preferred Stock is at the option of the holder, or at the Company’s option if the market price of the Company’s Common Stock reaches certain minimum levels. No shares of Series A Convertible Preferred Stock had been converted into Common Stock as at October 31, 2006.

Costs incurred in connection with the issuance of the Series A Convertible Preferred Stock in the amount of $126 representing professional fees were recorded as a reduction in the value of the Series A Convertible Preferred Stock.

In accordance with EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”), and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’ (“EITF 00-27”), the Company recorded $947 as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of the Company’s Common Stock of $2.99 per share on the date of acquisition (the commitment date) and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, the Company will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the year ended October 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $168 at inception has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Convertible Preferred Stock.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

5. ACQUISITION OF EUROPEAN AERONAUTICAL GROUP AB

On November 22, 2005, the Company acquired all of the issued and outstanding shares of EAG from SAS Group AB.  The acquisition enhanced the Company’s position as a provider of integrated flight operations solutions to airlines on a global basis. The acquisition expanded the Company’s product suite to include aeronautical charting and navigational data services and significantly increased the Company’s European customer base. The purchase price was determined primarily with reference to the revenue and cash flows of EAG.

The acquisition of EAG was accounted for using the purchase method of accounting in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS 141”).

The purchase price for the EAG acquisition is SEK (Swedish Krona) 156 million (approximately $19,311 USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3,676 USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at October 31, 2006, the Company met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to October 31, 2006. Consequently, a liability of SEK 2.3 million (approximately $311 USD) was recorded as goodwill and acquisition consideration payable which is due during the year ending October 31, 2007. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,676 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the fiscal year ending October 31, 2008. The share purchase agreement provided for an adjustment to the purchase price based on finalization of the working capital of EAG at closing, which was completed during the year ended October 31, 2006. The resulting reduction in the purchase price of SEK 9.3 million (approximately $1,158 USD) is reflected in the cash figure of SEK 156 million above, and was received in cash from SAS Group AB in August 2006. Direct costs associated with the acquisition were approximately $1,437, consisting primarily of professional fees related to the due diligence and negotiation of the acquisition agreement, and have been included as part of the purchase price in the table below.

Of the estimated purchase price for EAG, $8,298 was allocated to intangible assets, which are considered to have finite lives and therefore subject to amortization. Of this amount, $4,830 was allocated to contractual relationships, and $3,468 was allocated to the library of aeronautical charts. The fair values of the contractual relationships were determined using the discounted cash flow method, and the amortization period is seven years. The library of aeronautical charts was valued based on the estimated cost to develop the library internally, and the amortization period is ten years. The amortization periods were determined using the estimated economic useful life of the asset.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

In the allocation of the purchase price, $11,878 has been assigned to goodwill. This represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with our accounting policy. In accordance with SFAS 141, the total consideration paid for this acquisition was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

Net assets acquired:
Net working capital	$(1,010)
Capital assets	2,210
Deferred taxes (1)	(258)
Deferred lease inducements	(59)
Intangible assets	8,298
9,181
Goodwill	11,878
Purchase Price	$21,059
Purchase Price consideration:
Cash (2)	$19,311
Acquisition costs	1,437
Acquisition consideration payable (3)	311
$21,059
(1)  Represents the net of $2,323 of deferred tax liabilities and $2,065 of deferred tax assets related to the business acquired.
(2)  Represents cash paid on acquisition and additional non-contingent payments made to the seller, net of the subsequent purchase price reduction received due to finalization of the working capital on closing.
(3)   Represents estimated future contingent cash payments conditional on the achievement of certain business performance measures. See Note 13.

The following unaudited pro forma information assumes that the acquisition of EAG and the related financing transactions occurred on the first day of the twelve months ended October 31, 2006.

October 31,
2006

Revenue	$38,189
Net earnings	498
Accrued convertible preferred stock dividend	(200)
Deemed convertible preferred stock dividend	(947)
Net earnings applicable to common stock holders	(649)
Basic and Diluted net loss per share	$(0.14)
Weighted Average Number of Shares	4,562,326

This pro forma information is for information purposes only and does not purport to represent what the Company’s financial results of operations for the period presented would have been had the acquisition occurred at the beginning of the period indicated, or to project the Company’s financial results of operations for any future period.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

6. LEASE RECEIVABLE

As disclosed in Note 2, the Company’s service arrangements may include a lease based on the guidance in EITF 01-8.  One arrangement during fiscal 2005 included a sales-type lease based on the criteria found in SFAS 13 resulting in a lease receivable recognized at the time of the sale.

Remaining minimum lease payments to be received are as follows:
2007	$187
2008	187
2009	187
2010	171
732
Less: Amounts representing interest	110
Balance of lease receivable	622
Less: Current portion	140
Long-term portion	$482

For the year ended October 31, 2006, lease revenue amounted to nil (2005 - $854, presented as hardware revenue).

This lease transaction was a non-cash transaction and therefore has not been reflected in the consolidated statement of cash flows.

8. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	October 31,
	2006	2005

Prepaid expenses	$523	$205
Deferred acquisition costs (Note 5)	-	695
Deferred expenses	825	525
	$1,348	$1,425

As disclosed in Note 2, revenues for certain customer contracts related to customized software development are recognized under SOP 81-1 using the percentage-of-completion method. Costs incurred towards the completion of the project that are unbilled are accumulated in deferred expenses included with prepaid expenses and other current assets.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

9. CAPITAL ASSETS

	October 31,
	2006	2005
Cost
Purchased computer software	$1,286	$419
Computer equipment	1,424	998
Computer and office equipment under capital lease	116	138
Furniture and fixtures	836	129
Office equipment	108	232
Leasehold improvements	823	304
Internally developed software	2,216	-
	6,809	2,220
Accumulated depreciation
Purchased computer software	966	362
Computer equipment	389	672
Computer and office equipment under capital lease	91	96
Furniture and fixtures	110	88
Office equipment	58	171
Leasehold improvements	30	249
Internally developed software	755	-
	2,399	1,638
	$4,410	$582

For the year ended October 31, 2006, fixed assets with a cost of $2,649 (2005 - NIL) were not amortized as these assets were not yet put into use as at October 31, 2006. These items are included in computer equipment, furniture and fixtures, office equipment, leasehold improvements, and internally developed software.

For the year ended October 31, 2006, the Company capitalized internally developed software costs in the amount of $592 (2005 - NIL).

10. INTANGIBLE ASSETS

	October 31,
	2006	2005
Cost
Contractual relationships	$4,830	$-
Library of aeronautical charts	3,468	-
	8,298	-
Accumulated amortization
Contractual relationships	648	-
Library of aeronautical charts	325	-
	973	-
	$7,325	$-

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

11. OBLIGATION UNDER CAPITAL LEASES

The Company is committed under capital leases for computer and office equipment with terms expiring at various dates in 2008 and 2010. The future minimum lease payments under the lease agreements along with the present balance of the obligation under the capital leases are as follows:

Minimum lease payments for year ended October 31,
2007	$300
2008	253
2009	19
2010	12
584
Less: Amounts representing interest	34
Balance of obligation	550
Less: Current portion	276
Long-term portion	$274

12. OTHER RECEIVABLE AND LEASE INCENTIVE PAYABLE

On June 8, 2006, the Company entered into a sublease agreement for premises located in Waterloo, Ontario, Canada. The term of the sublease is ten years, commencing on November 1, 2006. The sublease includes two options to extend the initial lease. Each option extends the term by five years, for a total potential extension of ten years.

As part of the sublease agreement, the landlord provided a lease incentive allowance of $444 to fund tenant improvements, of which $136 was received as at October 31, 2006 and the remaining balance of $308 was received subsequent to year end and recorded as other receivable as at October 31, 2006. As payments are made to the landlord under the lease, a portion of the payments is recorded as repayments of the lease incentive allowance.

13. COMMITMENTS AND CONTINGENCIES

Commitments
The Company is committed under non-cancellable operating leases for business premises and office equipment with terms expiring at various dates in 2007 through 2016. The future minimum amounts payable under the lease agreements are as follows:

2007	$1,478
2008	1,193
2009	678
2010	537
2011	536
Thereafter	2,750
$7,172

Rent expense for the fiscal years ended October 31, 2006 and 2005 was $1,416 and $330, respectively.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)
Contingencies

The purchase price for the EAG acquisition included contingent future cash payments to SAS to a maximum of SEK 27 million (approximately $3,676 USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at October 31, 2006, the Company met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to October 31, 2006. Consequently, a liability of SEK 2.3 million (approximately $311 USD) was recorded as goodwill and acquisition consideration payable which is due during the year ending October 31, 2007. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,676 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the year ending October 31, 2008.

The Company is subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of its business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.

14. SHARE CAPITAL

The authorized share capital of the Company consists of 20,000,000 shares of Common Stock with a par value of $0.001, and 2,000,000 shares of Preferred Stock with a par value of $0.01. At October 31, 2006, there were 5,683,328 shares of Common Stock issued and fully paid (2005 - 5,635,328) and 1,600,000 shares of Preferred Stock issued (2005 - nil). See Note 4.  Issued shares at October 31, 2006 include 1,353,878 (2005 - 733,188) shares held in treasury. Total outstanding shares at October 31, 2006 were 4,329,450 (2005 - 4,902,140).

During the year ended October 31, 2006, the Company issued Preferred Stock Warrants to acquire 100,000 shares of Common Stock with an exercise price of $3.00 per share (see Note 4) and Notes Payable Warrants to purchase 312,176 shares of Common Stock with an exercise price of $0.01 per share (see Note 3). During the year ended October 31, 2006, there were no Common Stock purchase warrants exercised. For the year ended October 31, 2005, 125,000 Common Stock purchase warrants were exercised at an exercise price of $1.875 per share for total proceeds of $234.

Year ended October 31, 2006

During the year, the Company issued 48,000 shares of Common Stock upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $33.

Treasury stock

During the year, the Company repurchased 620,690 of its Common Stock for $1,800 in a single transaction. At October 31, 2006, the number of shares of Common Stock in treasury amounted to 1,353,878 (2005 - 733,188).

Year ended October 31, 2005

During the year, the Company issued 626,057 shares of Common Stock upon the exercise of options under the 1999 Stock Option Plan for total proceeds of $336.

Treasury stock

During the year, the Company increased the number of shares of Common Stock in treasury by 125,459. The shares were received by the Company as consideration in lieu of cash for the exercise price on the exercise of stock options. The value assigned to the treasury stock was based on the market price at the date of exercise. At October 31, 2005, the number of shares of Common Stock in treasury amounted to 733,188.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

15. STOCK OPTION PLAN

In 1999 the Company adopted the 1999 Stock Option Plan, as approved by the shareholders on January 14, 2000, which provided for the granting of incentive stock options and non-statutory stock options for the purchase of a maximum of 1,500,000 shares of the Company’s Common Stock to directors, employees, consultants and advisors of the Company. On March 29, 2001, the shareholders approved an amendment to the 1999 Stock Option Plan to increase the maximum number of options to be granted to 3,000,000. Under the terms of the 1999 Stock Option Plan, the options, which expire no later than ten years after grant, are exercisable at a price no less than the fair market value of the Company’s Common Stock at the date of the grant and become exercisable in accordance with terms established at the time of the grant.

A summary of the activity in the Option Plan is set forth below:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at October 31, 2004	1,144,525	$0.64
Granted	-	-
Canceled and expired	(87,468)	0.98
Exercised	(626,057)	0.54
Balance outstanding at October 31, 2005	431,000	$0.67
Granted	299,000	2.80
Canceled and expired	(7,000)	1.33
Exercised	(48,000)	0.69
Balance outstanding at October 31, 2006	675,000	$1.61
Exercisable at October 31, 2005	415,688	$0.67
Exercisable at October 31, 2006	369,750	$1.85

The following table summarizes information concerning outstanding options at October 31, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.15	100,000	5.27 years	$0.15	100,000	$0.15
$0.37 - $0.75	130,500	4.89 years	$0.62	127,375	$0.63
$0.90 - $1.1875	145,500	3.30 years	$1.05	142,375	$1.07
$2.76 - $3.70	299,000	8.04 years	$2.80	-	$-
	675,000	6.00 years	$1.61	369,750	$0.66

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

16. STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123, ’Accounting for Stock-Based Compensation‘. As permitted under this standard, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	October 31,
Assumption	2006	2005
Volatility factor of expected market price of Navtech, Inc.’s stock	68%	na
Dividend yield	0%	na
Risk-free rate	4%	na
Weighted average expected life of stock options (years)	3.4	na

There are no assumptions for 2005 as there were no options issued during that year.

SFAS 123 requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, the Company’s net (loss) earnings applicable to Common Stock holders and (loss) earnings per share would have been adjusted to the pro forma amounts indicated below.

	Year Ended October 31,
	2006	2005

Net (loss) earnings applicable to common stock holders - reported (1)	$(697)	$673
Pro forma stock-based compensation	(115)	(69)
Net (loss) earnings applicable to common stock holders- pro forma	$(812)	$604
Basic (loss) earnings per share - reported	$(0.15)	$0.14
Diluted (loss) earnings per share - reported	(0.15)	0.13
Pro forma stock-based compensation per share	(0.03)	(0.01)
Basic (loss) earnings per share - pro forma	$(0.18)	$0.13
Diluted (loss) earnings per share - pro forma	$(0.18)	$0.12
(1) After giving effect to deemed and accrued preferred stock dividend. See Notes 4 and 18.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

17. INTEREST EXPENSE

The components of interest expense are as follows:

	Year Ended October 31,
	2006	2005
Notes payable	$2,262	$-
Amortization of deferred financing costs	105	-
Amortization of notes payable warrants	144	-
Other interest (income) expense	(30)	29
	$2,481	$29

18. EARNINGS PER SHARE

Basic and diluted (loss) earnings per share are calculated as follows:

	Year Ended October 31,
	2006	2005
Numerator:
Net earnings	$438	$673
Accrued convertible preferred stock dividend	(188)	-
Deemed dividend on issuance of convertible preferred stock (1)	(947)	-
Net (loss) earnings applicable to common stock holders (A)	(697)	673
Denominator:
Denominator for basic (loss) earnings per share - weighted average
number of common shares outstanding (B)	4,562,326	4,683,869
Effect of dilutive securities: (2)	-	431,000
Denominator for diluted (loss) earnings per share - adjusted weighted adjusted weighted
average number of common shares outstanding (C)	4,562,326	5,114,869
(Loss) earnings per share - basic (A)/(B)	(0.15)	0.14
(Loss) earnings per share - diluted (A)/(C)	(0.15)	0.13

EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6) requires companies with participating securities to calculate earnings per share using the two-class method. The Company’s shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on the Company’s Common Stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

(1) In accordance with EITF 98-5, and EITF 00-27, the Company recorded $947 million as a non-cash deemed dividend in the year ended October 31, 2006 representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 per share on the date of acquisition and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, the Company will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the year ended October 31, 2006 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of $168 of the Preferred Stock Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Preferred Stock.
(2) The effect of dilutive securities in the table above is calculated using the treasury stock method. Dilutive securities consist of employee stock options, warrants and the Series A Convertible Preferred Stock. Securities are excluded from diluted earnings per share calculations if their effect is anti-dilutive. As a result of the negative earnings per share for the year ended October 31, 2006, potentially dilutive securities are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. Potentially dilutive securities based on their maximum issuable amounts as of October 31, 2006 are as follows:

Common Stock issuable
Employee stock options	675,000
Preferred Stock Warrants (Note 4)	100,000
Notes Payable Warrants (Note 3)	312,176
Series A Convertible Preferred Stock (Note 4)	1,600,000
2,687,176

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

19. INCOME TAXES

The components of the recovery of income taxes are as follows:

	Year ended October 31,
	2006	2005
Current:
United States	$-	$-
Canada	(18)	4
Sweden	-	-
United Kingdom	(15)	-
	$(33)	$4
Deferred:
United States	$-	$-
Canada	665	85
Sweden	(64)	-
United Kingdom	(217)	-
	384	85
	$351	$89

The components of the deferred tax assets and liabilities are as follows:

	October 31,
	2006	2005
Deferred income tax assets:
Net operating losses carried forward	$2,391	$349
Unused income tax credits	598	573
Tax costs in excess of book value	1,308	35
Valuation allowance	(1,536)	(480)
	2,761	477
Deferred income tax liabilities
Book value in excess of tax costs	2,130	-
Unrealized foreign exchange	280	-
	2,410	-
Net deferred income taxes	$351	$477

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

The provision for income taxes varies from the expected provision at the statutory rates for the following reasons:

	Year ended October 31,
	2006	2005
Combined basic statutory rate	35%	40%
Provision for (recovery of) income taxes based on the basic statutory rate	$29	$233
Increase (decrease) in income taxes resulting from the following:
Effects of differing statutory rates in other countries	(3)	(22)
Permanent differences	(814)	9
Recognition of tax credits and losses from current and prior years	-	(424)
Valuation allowance against current year losses incurred	536	69
Other	(99)	46
	$(351)	$(89)

The Company and its subsidiaries have income tax losses available for carry forward that expire as follows:

	Canada		United States		United	Sweden
Expiry Year	Federal	Provincial	Federal	State	Kingdom
2019	-	-	$213		$-	$-
2020			228
2021	-	-	24	-	-	-
2023	-	-	149	82	-	-
2025	-	-	45	45	-
2026	1,851	1,851	283	268	-
Indefinite	1,511	421	-	-	3,184	122
	$3,362	$2,272	$942	$395	$3,184	$122

Some of the United Kingdom losses originated prior to the Company’s acquisition of control of the entity that generated the losses and their utilization may be subject to limitations.

The Company also has $521 of tax credits available in Canada that expire between 2014 and 2016.

20. FINANCIAL INSTRUMENTS

Financial instruments are comprised of cash and cash equivalents, accounts receivable, other receivable, accounts payable, acquisition consideration payable, accrued liabilities and other liabilities.

Credit Facilities

In February 2006, the Company renewed a banking facility with the Royal Bank of Canada for an operating line of credit of CAD$1.0 million or its USD equivalent. There was no balance outstanding on the facility at October 31, 2006. The facility was secured by the assets of Navtech-Canada. Effective November 1, 2006, the Company discontinued the operating line of credit.

The Company has lease credit facilities in the amount of CAD $0.5 million to finance the acquisition of computer servers and computer equipment and software. The full amount of the facilities were drawn upon as at October 31, 2006 (2005 - CAD $0.8 million). The lease facilities are secured by the assets of Navtech-Canada.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

Fair value of financial instruments

At October 31, 2006 and 2005, the estimated fair value of cash and cash equivalents, accounts receivable, other receivable, accounts payable, acquisition consideration payable, accrued liabilities and other liabilities was equal to the book value given the short-term maturity of the items.

The table below shows the fair value and the book value of other financial instruments as at October 31, 2006 and 2005. Since estimates must be used to determine fair value, they must not be interpreted as being realizable in the event of an immediate settlement of the instruments.

	2006		2005
	Fair Value	Book Value	Fair Value	Book Value
Notes payable	20,066	20,214	n/a	n/a

Foreign exchange risk

International sales are primarily sourced in their respective countries and are primarily denominated in their local currencies. The Company’s subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency, with the exception of Navtech-Canada and Navtech (Sweden) AB, see Note 2. The Company’s international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company’s future results could be materially adversely affected by changes in these or other factors. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The primary currencies in which the Company transacts business are the US Dollar, Swedish Krona, British Pound, Canadian Dollar, and the Euro. The impact of a significant appreciation or depreciation in any of these currencies from October 31, 2006 market rates could have a material effect on our net loss.

Credit risk

The Company is exposed to credit risk through cash and accounts receivable. The Company holds its cash positions with well-established financial institutions. Accounts receivable credit risk is mitigated by the fact that the Company is a supplier of essential services to its customers and through its policy of invoicing for services one month in advance. Through close monitoring of accounts receivable on a regular basis, the Company limits the potential exposure. Bad debt expense for the year ended October 31, 2006 amounted to $285 on revenues of $36,823 (2005 - $184 on revenues of $11,143).  During fiscal 2006, there was one customer that accounted for 14% of total revenue and a number of affiliates to that customer, under separate operational control, that accounted for an additional 10% of total revenue (2005 - two customers accounted for 22% of total revenue).

Interest rate risk

As disclosed in Note 3, the Company’s Notes Payable are at fixed interest rates and therefore the Company is not exposed to interest rate fluctuations.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US Dollars, except per share amounts)

21. SEGMENTED INFORMATION

The Company reviews operating results, assesses performance, makes decisions about resources, and generates discrete financial information at the single enterprise level. Accordingly, the Company has identified only one reportable segment under SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”.

Information about geographic operations is as follows:
	Total Revenue
	Year Ended October 31,
	2006	2005
Europe (excluding Sweden and UK)	$9,451	$815
United Kingdom	8,893	385
Sweden	8,256	56
United States, Mexico, South America and Caribbean	6,805	6,984
Canada	1,650	2,541
Africa, Middle East and Asia Pacific	1,768	362
	$36,823	$11,143
Revenue by geographic locations is determined based on the location of the customer.

	Long-Lived Assets
	October 31,
	2006	2005
United States	$30	$73
Sweden	19,483	-
United Kingdom	1,834	77
Canada	2,265	432
	$23,612	$582

	Deferred Tax Assets
	October 31,
	2006	2005
United States	$-	$-
Sweden	32	-
United Kingdom	1,308	-
Canada	1,421	477
	$2,761	$477

NAVTECH, INC.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: January 25, 2007	By:	/s/ David Strucke
David Strucke,
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ David Strucke David Strucke	President, Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	January 25, 2007

/s/ Gordon Heard Gordon Heard	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 25, 2007

/s/ Thomas Beynon Thomas D. Beynon	Director	January 25, 2007

/s/ Michael Jakobowski Michael Jakobowski	Director	January 25, 2007

/s/ John Hunt John Hunt	Director	January 25, 2007

/s/ Andrew Snyder Andrew Snyder	Director	January 25, 2007

/s/ Françoise Macq Françoise Macq	Director	January 25, 2007

NAVTECH, INC.