Form 10KSB/A
period 2006-10-31
NAVTECH INC
filed 2007-02-13
CIK 790272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format.  Yes  [__]  No  [ X ]

DOCUMENTS INCORPORATED BY REFERENCE:  none

EXPLANATORY NOTE

This Amendment No.1 to Navtech, Inc.'s 10-KSB for the fiscal year ended October 31, 2006 is being filed solely to correct a calculation error made with regard to the "Value of Unexercised In-the-Money Options at October 31, 2006" set forth in the "Aggregated Option Exercises in Fiscal Year Ended October 31, 2006 and Fiscal Year-End Option Values" table of Item 10.

Navtech, Inc. Page
2006 10-KSB

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

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Common Stock Underlying Options
David Strucke, Chief Executive Officer	2006 2005 2004	$ $ $	232,697 156,215 130,807	$ $ $	72,998 65,876 32,417	112,500 -0- 50,000
Gordon Heard, Chief Financial Officer	2006 2005 2004	$ $ $	162,449 117,460 98,664	$ $ $	26,343 -0- -0-	87,500 -0- 50,000
Britt Bowra, Vice President, Sales and Business Development	2006 2005 2004	$ $ $	140,541 113,179 94,631	$ $ $	26,343 -0- -0-	32,000 -0- -0-
Johan Holmqvist, Vice President, Operations(1)	2006 2005 2004	$ $ $	106,568 -0- -0-	$ $ $	21,314 -0- -0-	32,000 -0- -0-

(1)	Mr. Holmqvist joined Navtech as Vice President, Operations in November 2005.

Option Tables

OPTION GRANTS IN FISCAL YEAR ENDED OCTOBER 31, 2006

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price/Share	Expiration Date

David Strucke	112,500	38%	$2.76	January 17, 2016
Gordon Heard	87,500	29%	$2.76	January 17, 2016
Britt Bowra	32,000	11%	$2.77	February 15, 2011
Johan Holmqvist	32,000	11%	$2.77	February 7, 2011

Navtech, Inc. Page
2006 10-KSB

AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED OCTOBER 31, 2006 AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at October 31, 2006	Value of Unexercised In-the-Money Options at October 31, 2006
			Exercisable/Unexercisable	Exercisable/Unexercisable
David Strucke	-0-	-0-	150,000/112,500	$389,500/$32,625
Gordon Heard	-0-	-0-	43,750/93,750	$92,875/$39,750
Britt Bowra	-0-	-0-	-0-/32,000	-0-/$8,960
Johan Holmqvist	-0-	-0-	-0-/32,000	-0-/$8,960

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

10(R)
Form of Stock Option Agreement for options granted to David Strucke, Gordon Heard, Britt Bowra, Johan Holmqvist and Michael Neudoerffer dated as of January 17, 2007, January 17, 2007, February 15, 2007, February 7, 2007 and March 20, 2007, respectively.*

10(S)	Employment agreement dated February 1, 2006 between Navtech Systems Support, Inc. and Britt Bowra*

10(T)	Contract of employment dated February 1, 2006 between European Aeronautical Group AB and Johan Holmqvist*

10(U)	Amendment dated November 1, 2006 to Contract of Employment between European Aeronautical Group AB and Johan Holmqvist*

10(V)	Stock Purchase Agreement dated as of March 24, 2006 between Navtech, Inc. and John Bethanis*

14	Code of Ethics (3)

21	Subsidiaries*

23	Consent of Deloitte & Touche LLP*

31(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

* Previously filed

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

(4)	For services related to due diligence and regulatory filings associated with the acquisition of EAG.

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

NAVTECH, INC.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVTECH, INC.

Date: February 12, 2007	By:	/s/ Gordon Heard
Gordon Heard,
Chief Financial Officer