Form 10QSB
period 2007-01-31
NAVTECH INC
filed 2007-03-13
CIK 790272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____
_____________

Commission File Number 0-15362

NAVTECH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-2883366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Navtech Systems Support, Inc.
295 Hagey Blvd, Suite 200, Waterloo, ON, Canada, N2L 6R5
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
Yes [   ]  No [   ]

The number of shares outstanding of the issuer's common stock as of February 28, 2007 was 4,333,450 shares.

Transitional Small Business Disclosure Format. Yes [   ]  No [X]

NAVTECH, INC.

FORM 10-QSB

For the Quarter Ended January 31, 2007

INDEX

Part I. Financial Information
		Page
Item 1. Financial Statements

a)	Consolidated Condensed Statements of Operations for the Three Months Ended January 31, 2007 and 2006	1

b)	Consolidated Condensed Balance Sheets as of January 31, 2007 and October 31, 2006	2

c)	Consolidated Condensed Statements of Cash Flows for the Three Months Ended January 31, 2007 and 2006	3

d)	Notes to Consolidated Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis		13

Item 3. Controls and Procedures		19

Part II. Other Information

Item 6. Exhibits		20

Signatures		21

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of US Dollars, except per share amounts)
(Unaudited)

Three Months Ended January 31,	2007	2006

REVENUE
Service fees	$9,624	$7,479
Professional services and other	635	430
Total revenue	$10,259	$7,909

COSTS AND EXPENSES
Cost of services	5,931	4,134
Research and development	371	311
Selling and marketing	862	655
General and administrative	1,814	1,351
Stock compensation expense (Note 8)	23	-
Depreciation	390	249
Amortization of acquisition-related intangible assets	259	196
Total costs and expenses	9,650	6,896

Income from operations	609	1,013
Other expense
Interest expense	667	543

(Loss) income before income taxes	(58)	470
Income taxes (recovery)	(314)	90
Net earnings	$256	$380
Net earnings (loss) per share applicable to common stockholders (Note 6)
Basic	$0.03	$(0.12)
Diluted	$0.03	$(0.12)

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of US Dollars)
(unaudited)
	January 31, 2007	October 31, 2006

ASSETS
Current assets
Cash	$4,328	$6,769
Accounts receivable (net of allowance for bad debts of $473; (2006 - $395)	8,385	5,796
Lease receivable - current portion	143	140
Inventory	404	374
Other receivables	-	308
Prepaid expenses and other	1,780	1,348
	15,040	14,735
Lease receivable	445	482
Deferred taxes	3,020	2,761
Deferred financing costs (Note 3)	537	565
Capital assets	4,455	4,410
Intangible assets (Note 5)	7,065	7,325
Goodwill (Note 5)	12,520	11,878
	$43,082	$42,156

LIABILITIES
Current liabilities
Accounts payable	$3,078	$4,442
Accrued liabilities	2,549	4,319
Acquisition consideration payable (Note 5)	861	311
Deferred revenue	7,039	3,732
Obligations under capital leases - current portion	267	276
Lease incentive payable - current portion	41	44
	13,835	13,124

Obligations under capital leases	194	274
Lease incentive payable	373	400
Deferred tax liability	2,370	2,410
Notes payable (Note 3)	20,253	20,214
	37,025	36,422
Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock	6	6
Authorized - 20,000,000, Par Value $0.001, Issued - 5,687,328 (2006 - 5,683,328)
Treasury stock - 1,353,878 (2006 - 1,353,878) (Note 7)	(1)	(1)
Convertible preferred stock (Note 4)
Authorized - 2,000,000, Par value $0.01, Issued - 1,600,000 (2006 - 1,600,000)	3,706	3,706
Additional paid-in capital	3,768	3,742
Accumulated other comprehensive income	478	236
Accumulated deficit	(1,900)	(1,955)
	6,057	5,734
	$43,082	$42,156

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of US Dollars)
(Unaudited)

Three Months ended January 31,	2007	2006

OPERATING ACTIVITIES
Net earnings	$256	$380
Adjustments to reconcile net earnings to net
cash used in operating activities:
Depreciation	390	249
Amortization of acquisition-related intangible assets	259	196
Amortization of deferred financing costs and note payable warrants	67	51
Provision for uncollectible accounts	56	6
Deferred taxes	(440)	-
Stock compensation expense (Note 8)	23	-
Changes in operating assets and liabilities
Accounts receivable	(2,157)	(3,400)
Lease receivable	34	-
Inventory	(30)	-
Prepaid expenses and other	(245)	410
Accounts payable	(2,347)	(69)
Accrued liabilities	(942)	(669)
Lease incentive	(30)	-
Deferred revenue	3,084	2,261
Income taxes payable	49	282
	(1,973)	(302)

INVESTING ACTIVITIES
Acquisition of European Aeronautical Group AB (Note 5)	-	(20,097)
Acquisition costs	-	(178)
Cash acquired	-	2,450
Purchase of capital assets	(322)	(371)
	(322)	(19,234)

FINANCING ACTIVITIES
Repayment of capital leases	(89)	(42)
Issue of notes payable (Note 3)	-	21,000
Debt financing costs (Note 3)	-	(670)
Issue of convertible preferred stock (Note 4)	-	4,000
Equity issue costs (Note 4)	-	(106)
Dividends paid (Note 4)	(200)	-
Exercises under stock option plan	4	2
	(285)	24,184

Effect of foreign exchange rates on cash	139	343
Net cash flow	(2,441)	6,028
Cash, beginning of period	6,769	444
Cash, end of period	$4,328	$6,472
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$609	$27
Cash paid during the period for income taxes	47	20
Non-cash preferred stock deemed dividend	-	947
Accrued preferred stock dividend	50	38

The accompanying notes are an integral part of these consolidated condensed financial statements.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

1. DESCRIPTION OF BUSINESS
We create and support flight operations software and services for airlines. Our product portfolio includes aeronautical charts, navigation data, flight planning, crew planning, runway analysis, and weight & balance systems.

2. BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”) with respect to interim financial statements, applied on a consistent basis. The consolidated condensed balance sheet as at October 31, 2006 has been extracted from the audited consolidated balance sheet at that date. These consolidated condensed financial statements do not include all of the information and footnotes required for compliance with GAAP for annual financial statements. These unaudited notes to the consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2006.

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

During the three months ended January 31, 2007, we adopted the following accounting changes and policies:

Stock Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123R"), which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments. SFAS No. 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and amends certain provisions of SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options to be measured at fair value. We adopted SFAS 123R effective November 1, 2006. Prior to November 1, 2006, we accounted for share-based payments under APB 25.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

See Note 8 for further disclosure.

Recently issued accounting pronouncements

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

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

3. NOTES PAYABLE

On November 22, 2005, Navtech-Canada entered into a Note Purchase Agreement pursuant to which it issued (i) $6,000 Senior Subordinated Notes, with an interest rate of 9.0% per annum through November 22, 2007 and thereafter at the rate of 12.5% per annum and due 2011 and (ii) $15,000 Senior Subordinated Notes, with an interest rate of 12.5% per annum and due 2011 (“Senior Subordinated Notes”). In connection with the issuance of the Senior Subordinated Notes, Navtech, Inc. also issued to the purchaser warrants to purchase 312,176 shares of Common Stock with an exercise price of $0.01 per share (“Notes Payable Warrants”). The proceeds received by Navtech-Canada in connection with the Senior Subordinated Notes were used to consummate the acquisition of European Aeronautical Group AB (“EAG”) (Note 5). The Senior Subordinated Notes are guaranteed by certain other wholly-owned subsidiaries. Interest expense on the Senior Subordinated Notes for the three months ended January 31, 2007 amounted to $609 (2006 - $456).

Costs of $670 directly related to the issue of the Senior Subordinated Notes have been deferred. The deferred financing costs will be amortized to interest expense over the term of the debt on a straight line basis, which approximates the effective interest method. Amortization of deferred financing costs for the three months ended January 31, 2007 amounted to $28 (2006 - $21) and was recorded in interest expense.

We estimated the fair market value of the Notes Payable Warrants to be approximately $930 at inception. The estimated fair market value of the Notes Payable Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the Senior Subordinated Notes. The amount will be amortized to interest expense over the life of the debt, accreting the recorded amount of the Senior Subordinated Notes to the original face value, on a straight line basis, which approximates the effective interest method. Amortization of the Notes Payable Warrants for the three months ended January 31, 2007 amounted to $39 (2006 - $29) and was recorded in interest expense.

On February 26, 2007, we entered into an amendment to the Note Purchase Agreement (the “Amendment”). We have determined that the Amendment is a modification of existing debt and not an exchange of debt instruments. As part of the Amendment effective February 26, 2007, the interest rate on the $6,000 Senior Subordinated Notes has been changed to 13% through the life of the Notes and the interest rate associated with the $15,000 Senior Subordinated Notes has been changed to 13%. In addition, the financial covenants stipulated in the Note Purchase Agreement have been modified effective January 31, 2007. As at January 31, 2007, we are in compliance with the covenants.

4. PREFERRED STOCK OFFERING

On November 22, 2005, we issued 1,600,000 shares of Series A Convertible Participating Preferred Stock (“Series A Convertible Preferred Stock”), and warrants to acquire 100,000 shares of our Common Stock (“Preferred Stock Warrants”) with an exercise price of $3.00 per share, for $4,000 cash consideration. The proceeds were used to consummate the EAG acquisition. See Note 5.

The holders of the Series A Convertible Preferred Stock shall be entitled to receive, if and when declared by our Board of Directors and paid by us, in preference to the holders of the shares of Common Stock and any other of our capital stock ranking junior to the Series A Convertible Preferred Stock as to the payment of dividends, annual dividends at the rate per annum of $0.125 per share. The dividends accrue on a daily basis, whether or not earned or declared, and are compounded annually to the extent dividends remain unpaid. During the three months ended January 31, 2007, we declared and paid a dividend of $200 on the Series A Convertible Preferred Stock.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

The Series A Convertible Preferred Stock is convertible into an equivalent number of shares of Common Stock, subject to anti-dilution provisions. The number of shares of Common Stock issuable upon conversion is increased by any accrued but unpaid dividends, at a conversion price of $2.50 per share. Conversion of the Series A Convertible Preferred Stock is at the option of the holder, or at our option if the market price of our Common Stock reaches certain minimum levels. No shares of Series A Convertible Preferred Stock had been converted into Common Stock as at January 31, 2007.

Costs incurred in connection with the issuance of the Series A Convertible Preferred Stock in the amount of $126 representing professional fees were recorded as a reduction in the value of the Series A Convertible Preferred Stock.

In accordance with EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF 98-5”), and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’ (“EITF 00-27”), during the three months ended January 31, 2006, we recorded $947 as a non-cash deemed dividend representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 per share on the date of acquisition (the commitment date) and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the relative fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the quarter ended January 31, 2007 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants of $168 at inception has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Convertible Preferred Stock.

5. ACQUISITION OF EUROPEAN AERONAUTICAL GROUP AB

On November 22, 2005, we acquired all of the issued and outstanding shares of EAG from SAS Group AB.  The acquisition enhanced our position as a provider of integrated flight operations solutions to airlines on a global basis. The acquisition expanded our product suite to include aeronautical charting and navigational data services and significantly increased our European customer base. The purchase price was determined primarily with reference to the revenue and cash flows of EAG.

The acquisition of EAG was accounted for using the purchase method of accounting in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS 141”).

The purchase price for the EAG acquisition is SEK (Swedish Krona) 156 million (approximately $19,311 USD) in cash and possible future cash payments to a maximum of SEK 27 million (approximately $3,820 USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at January 31, 2007, we met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to January 31, 2007. Consequently, a liability of SEK 6 million (approximately $861 USD) was recorded as goodwill and acquisition consideration payable which is due during the year ending October 31, 2007. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,820 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the fiscal year ending October 31, 2008. Direct costs associated with the acquisition were approximately $1,457, consisting primarily of professional fees related to the due diligence and negotiation of the acquisition agreement, and have been included as part of the purchase price in the table below.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

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

In the allocation of the purchase price, $12,520 has been assigned to goodwill. This represents the excess of the aggregate purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill will not be amortized but will be subject to annual impairment testing in accordance with our accounting policy. In accordance with SFAS 141, the total consideration paid for this acquisition was allocated to the assets and liabilities based upon their estimated fair value at the date of acquisition, as noted below:

Net assets acquired:
Net working capital	$(1,082)
Capital assets	2,210
Deferred taxes (1)	(258)
Deferred lease inducements	(59)
Intangible assets	8,298
9,109
Goodwill	12,520
Purchase Price	$21,629
Purchase Price consideration:
Cash (2)	$19,311
Acquisition costs	1,457
Acquisition consideration payable (3)	861
$21,629

(1)  Represents the net of $2,323 of deferred tax liabilities and $2,065 of deferred tax assets related to the business acquired.
(2)  Represents cash paid on acquisition and additional non-contingent payments made to the seller, net of the subsequent purchase price reduction received due to finalization of the working capital on closing.
(3)  Represents estimated future contingent cash payments conditional on the achievement of certain business performance measures. See Note 11.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

6. EARNINGS PER SHARE

	Three months ended January 31,
	2007	2006
Numerator:
Net earnings	$256	$380
Accrued convertible preferred stock dividend	(50)	(38)
Deemed dividend on issuance of convertible preferred stock (1)	-	(947)
Net earnings (loss) to be allocated	206	(605)
Less allocation of undistributed earnings to participating preferred stock	(55)	-
Income (loss) attributable to common shareholders (A)	151	(605)
Denominator:
Denominator for basic earnings per share - weighted average
number of common shares outstanding (B)	4,332,537	4,903,792
Effect of dilutive securities: (2)	900,121	-
Denominator for diluted earnings per share - adjusted weighted adjusted weighted
average number of common shares outstanding (C)	5,232,658	4,903,792
Earnings (loss) per share - basic (A)/(B)	0.03	(0.12)
Earnings (loss) per share - diluted (A)/(C)	0.03	(0.12)

Emerging Issues Task Force (“EITF”) 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” requires companies with participating securities to calculate earnings per share using the two-class method. The shares of Series A Convertible Preferred Stock are considered to be participating securities as these securities are entitled to dividends declared on our Common Stock; therefore, EITF 03-6 requires the allocation of a portion of undistributed earnings to the Series A Convertible Preferred Stock in the calculation of basic earnings per share.

(1) In accordance with the guidance of EITF No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, and No. 00-27, ‘Application of Issue No. 98-5 to Certain Convertible Instruments’, we recorded $947 as a non-cash deemed dividend in the three months ended January 31, 2006 representing a calculated beneficial conversion feature in the Series A Convertible Preferred Stock. This non-cash one-time preferred stock deemed dividend was calculated as the difference between the closing price of our Common Stock of $2.99 on the date of acquisition and the calculated effective conversion price of the Series A Convertible Preferred Stock. The effective conversion price of the Series A Convertible Preferred Stock was determined with reference to the fair value allocation of proceeds between the Preferred Stock Warrants and Series A Convertible Preferred Stock issued. In the future, we will not record any additional non-cash preferred stock deemed dividend as part of the Series A Convertible Preferred Stock issuance. The non-cash preferred stock deemed dividend did not have an effect on net earnings or cash flows for the three months ended January 31, 2007 or have an impact on total stockholders’ equity as of that date. The estimated fair market value of the Preferred Stock Warrants has been recorded as additional paid-in capital and a reduction to the recorded amount of the Series A Convertible Preferred Stock.

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

 (2) The effect of dilutive securities in the table above is calculated using the treasury stock method. Dilutive securities consist of employee stock options, warrants and convertible preferred shares. Securities are excluded from diluted earnings per share calculations if their effect is anti-dilutive. As a result of the negative earnings per share for the three months ended January 31, 2006, potentially dilutive securities are excluded from the diluted earnings per share calculation as their effect is anti-dilutive. Potentially dilutive securities based on their maximum issuable amounts as of January 31, 2007 are as follows:

Common Stock issuable
Employee stock options (Note 8)	671,000
Preferred Stock Warrants (Note 4)	100,000
Note Payable Warrants (Note 3)	312,176
Series A Convertible Preferred Stock (Note 4)	1,600,000
2,683,176

7. TREASURY STOCK

There were no changes to treasury stock during the three months ended January 31, 2007. At January 31, 2007, the number of shares of Common Stock in treasury amounted to 1,353,878 (October 31, 2006 - 1,353,878).

During the year ended October 31, 2006, we repurchased 620,690 of our shares of Common Stock for $1,800 in a single transaction.

8. STOCK-BASED COMPENSATION

We maintain stock options plans for directors, management and employees. Options to purchase our shares of Common Stock are granted at an exercise price equal to the fair market value of our shares of Common Stock on the day of grant. This fair value is determined using the closing price of our Common Stock on the OTC Bulletin Board on the day immediately preceding the date of grant.

Since the adoption of SFAS 123R as at November 1, 2006, we have been required to determine the appropriate fair value model to be used for valuing share-based payments and the transition method to be used at the date of adoption. We have chosen the Black-Scholes fair value model and the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

Stock-based compensation expense is based on the fair value of that portion of employee stock options that are ultimately expected to vest. Stock-based compensation expense recognized in our statement of operations for the three months ended January 31, 2007 includes compensation expense for stock options granted prior to, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and stock options granted subsequent to October 31, 2006 based on the grant date fair value estimated in accordance with SFAS 123R. For all stock options granted, the fair value of each award is amortized using the straight-line attribution method prescribed by SFAS 123R. Stock-based compensation expense is based on awards ultimately expected to vest; therefore, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to November 1, 2006, we accounted for forfeitures as they occurred. Total estimated stock-based compensation expense under SFAS 123R related to all of our stock options was included in our statement of operations for the three months ended January 31, 2007. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

	January 31,
Assumption	2007	2006
Volatility factor of expected market price of Navtech, Inc.’s stock	71%	112%
Dividend yield	0%	0%
Risk-free rate	4%	4%
Weighted average expected life of stock options (years)	4.0	3.2

A summary of the option activity for the three months ended January 31, 2007 is presented as follows:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at November 1, 2006	675,000	$1.61
Granted	-	-
Forfeited / Cancelled	-	-
Exercised	(4,000)	$0.90
Balance at January 31, 2007	671,000	$1.61	5.8	779
Exercisable at January 31, 2007	417,313	$0.91	4.8	769

A summary of the status of our non-vested stock options under our stock option plan as of January 31, 2007 is presented as follows:

	Number of Stock Options Outstanding	Weighted Average Grant-Date Fair Value per Share

Balance at November 1, 2006	305,250	$1.13
Granted	-	-
Forfeited / Cancelled	-	-
Vested	(51,563)	$1.01
Balance at January 31, 2007	253,687	$1.21

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

Prior to November 1, 2006, we accounted for our stock option plan in accordance with SFAS 123 which requires that, for the pro forma disclosure, the compensation cost based on the fair values of the options at the grant date be amortized over the vesting period. If compensation cost for stock options had been determined based on the fair value at the grant dates consistent with the method described by SFAS 123, our net (loss) applicable to common stock holders and (loss) per share for the three months ended January 31, 2006 would have been adjusted to the pro forma amounts indicated below.

Three months ended January 31, 2006

Net (loss) applicable to common stock holders - reported (1)	$(605)
Less: Pro forma stock-based compensation	(22)
Net (loss) applicable to common stock holders- pro forma	$(627)
Basic and diluted (loss) per share - reported	$(0.12)
Pro forma stock-based compensation per share	-
Basic and diluted (loss) per share - pro forma	$(0.12)

(1) After reflecting deemed and accrued preferred stock dividend. See Note 6.

9. SEGMENTED INFORMATION

We have identified only one reportable segment under SFAS No.131, ’Disclosures about Segments of an Enterprise and Related Information‘.

Revenue by geographic locations is determined based on the location of the customer:

	Total Revenue Three months ended January 31,
	2007	2006
Europe (excluding Sweden and UK)	$3,345	$2,444
United Kingdom	2,270	1,651
Sweden	1,994	1,457
United States, Mexico, South America and Caribbean	1,749	1,602
Canada	291	338
Africa, Middle East and Asia Pacific	610	417
	$10,259	$7,909

Long-lived assets represent capital assets, goodwill and intangible assets that are attributed to individual geographical segments:

	Long-lived Assets
	January 31, 2007	October 31, 2006
United States	$24	$30
Sweden	19,990	19,483
United Kingdom	1,750	1,834
Canada	2,186	2,265
	$23,950	$23,612

NAVTECH, INC.

NAVTECH, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In thousands of US Dollars, except per share amounts)

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

The components of comprehensive income were as follows:

	Three months ended January 31,
	2007	2006
Net earnings	$256	$380
Foreign currency translation adjustments	242	135
Comprehensive Income	$498	$515

11. COMMITMENTS AND CONTINGENCIES

Commitments
There are no significant changes to commitments since October 31, 2006.

Contingencies
The purchase price for the EAG acquisition included contingent future cash payments to SAS to a maximum of SEK 27 million (approximately $3,820 USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at January 31, 2007, we met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to January 31, 2007. Consequently, a liability of SEK 6 million (approximately $861 USD) has been recorded as goodwill and acquisition consideration payable which is due during the year ending October 31, 2007. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,820 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the fiscal year ending October 31, 2008.

We are subject to various legal proceedings, claims and liabilities, which arise in the ordinary course of our business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

This document contains ‘forward-looking statements’ as defined in the federal securities laws. The events described in forward-looking statements we make in this Form 10-QSB may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that have been made or that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including those discussed under “Other Considerations” in Item 6 of our Form 10-KSB for the year ended October 31, 2006), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

FACTORS AFFECTING OPERATING RESULTS
Three months ended January 31, 2007 as compared to three months ended January 31, 2006

Acquisition of European Aeronautical Group AB

On November 22, 2005, we acquired all of the issued and outstanding shares of European Aeronautical Group AB (“EAG”) from SAS Group AB (“SAS”). The acquisition has had a significant impact on the majority of our financial comparatives including revenue, operating costs and expenses and assets and liabilities.

The comparative results of operations for the three months ended January 31, 2006 include the results of operations of EAG only from November 22, 2005 to January 31, 2006 (approximately 2-1/3 months). Therefore, the results of operations for the three months ended January 31, 2007 as compared to the same period last year are affected by the timing of the EAG acquisition.

The acquisition of EAG has enhanced our position as a provider of integrated flight operations solutions to airlines on a global basis. With EAG as part of our operations, we have expanded our product suite to include aeronautical charting and navigational data services and significantly increased our European customer base. We now provide flight operations software and services to over 300 airlines globally.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

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

Total revenue for the three months ended January 31, 2007 increased to $10,259,000, or by 30% compared to the same period in fiscal 2006. Revenue for the three months ended January 31, 2007 and 2006 was as follows:

Three Months Ended January 31, In thousands of US dollars	2007	2006	Percentage Change
Service fees	$9,624	$7,479	29%
Professional services and other	635	430	48%
Total revenue	$10,259	$7,909	30%

Service fees - Service fees increased 29% partially due to the results of operations of EAG only being included for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006. In addition, services fees increased over the same period last year due to new long-term contracts with customers for the provision of flight planning, runway analysis and navigation database services. The majority of the new contracts were with airlines based in Europe.

Professional services and other - Professional services and other revenue represent amounts that are not subject to a recurring contract and are predominantly a result of configuration services, custom programming services, and the sale of hardware. Professional services and other revenue increased 48% compared to the same period in the prior year due to a higher than usual level of non-recurring services provided in the three months ended January 31, 2007.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Costs and Expenses

The following table shows the major components of the costs and expenses for the three months ended January 31, 2007 and 2006. Total costs and expenses for the three months ended January 31, 2007 increased 40% to $9,650,000, compared to $6,896,000 for same period last year.

Three Months Ended January 31 In thousands of US dollars	2007	2006	Percentage Change
Cost of services	$5,931	$4,134	43%
Research and development	371	311	19%
Selling and marketing	862	655	32%
General and administrative	1,814	1,351	34%
Stock compensation	23	-	-
Depreciation	390	249	57%
Amortization of acquisition-related intangible assets	259	196	32%
Total costs and expenses	$9,650	$6,896	40%

Cost of services - Cost of services are the direct costs associated with service fees, professional services and hardware revenue and are comprised primarily of personnel costs, data or data management costs, and aeronautical chart production and distribution costs. Cost of services increased 43% partially due to the fact that the results of operations of EAG only included approximately 2-1/3 months in the comparative period of three months ended January 31, 2006. The remaining increase is due to increased development activity on our flight planning product, as well as staffing increases in the development, quality assurance and installation management groups to support the current and anticipated future growth of our customer base. As we invest in our ability to provide the newly-acquired products on a global basis, we expect the cost of services to increase in the short-term. At the same time, we are continuing to examine more efficient and/or automated methods of service delivery in order to reduce the cost of services as a percentage of revenue over the longer-term.

Research and development - Research and development costs are related to activities undertaken to improve the functionality of our existing products, develop new products or improve the production and delivery methods of our services. Research and development expenses consist primarily of wages and benefits for staff directly involved in research and development activities. These expenses increased approximately $60,000 during the three months ended January 31, 2007, or 19% compared to the three months ended January 31, 2006 largely due to the fact that the results of operations of EAG only included approximately 2-1/3 months in the comparative period of three months ended January 31, 2006. These amounts exclude capitalized costs associated with the development of software for internal use of $320,000 in the three months ended January 31, 2007 and $5,000 during the same period last year. Total costs incurred for research and development, including amounts capitalized, increased $375,000, or 120%, from the same period last year. We continue to concentrate on new development aimed at improving the competitiveness of our products and expanding our product suite. We anticipate research and development will continue to be an area of focus in fiscal 2007.

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

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Selling and marketing - Selling and marketing expenses consist mainly of the wages and benefits of staff directly involved in the sales of our products, the travel costs of these staff, and costs associated with marketing activities. These expenses increased $207,000, or 32%, compared to the same period last year primarily due to the results of operations of EAG only being included for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006, and an increase to our sales force.

General and administrative - General and administrative expenses consist mainly of the salaries and benefits of staff in the corporate and administrative areas of the business, professional fees, insurance, telephone, facilities, and other expenses. The $463,000, or 34%, increase is primarily due to the results of operations of EAG only being included for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006, and an increase in lease costs related to the relocation of our Waterloo office facilities.

Depreciation - Depreciation expenses increased 57% as compared to the same period last year partially due to the results of operations of EAG only being included for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006. In addition, depreciation expenses increased compared to the same period last year due to depreciation taken on capital assets capitalized during fiscal 2006 but not yet in use as at October 31, 2006. These assets were primarily related to the relocation of the Waterloo office facility and were put into use on November 1, 2006.

Amortization of acquisition-related intangible assets - Amortization of acquisition-related intangible assets relates to the amortization of identifiable intangible assets acquired as a result of the acquisition of EAG (total of $8,298,000). The intangible assets are comprised of contractual relationships ($4,830,000), and a library of aeronautical charts ($3,468,000). The assets are amortized over their economic useful lives estimated at 7 and 10 years, respectively. The amortization of these items increased over the same period last year due to the results of operations of EAG only being included for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006.

Interest Expense

Interest expense for the three months ended January 31, 2007 increased to $667,000 from $543,000 in the same period in fiscal 2006. The increase is a direct result of the issuance of the notes payable on November 22, 2005. Notes payable interest and the amortization of deferred financing costs and Note Payable Warrants were only incurred for approximately 2-1/3 months in the comparative period of three months ended January 31, 2006. Interest expense for the three months ended January 31, 2007 and 2006 is comprised of the following:

Three Months Ended January 31, In thousands of US dollars	2007	2006
Note payable interest	$609	$456
Amortization of deferred financing costs	28	21
Amortization of Note Payable Warrants	39	29
Other interest (income) expense	(9)	37
Total interest expense	$667	$543

Income Taxes

We calculate our income tax provision for each of the geographic jurisdictions in which we conduct business. Our overall tax rate is therefore affected by the relative profitability of our operations in various geographic regions and the likelihood of realizing the future benefit of tax losses available in certain jurisdictions. The income tax provision for the three months ended January 31, 2007 was a recovery of $314,000 as compared to an expense of $90,000 for the same period in the prior year due to the recognition of certain tax assets. The income tax recovery for the three months ended January 31, 2007 includes the recognition of $353,000 in tax benefits resulting from losses and tax credits available in the Canadian jurisdiction.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The measurement of a deferred tax asset is adjusted by a valuation allowance, if necessary, to recognize tax benefits only to the extent that, based on available evidence, it is more likely than not that they will be realized. In determining the valuation allowance, we consider factors by taxing jurisdiction such as estimated taxable income, the history of losses for tax purposes and tax planning strategies, among others. A change to these factors could impact the estimated valuation allowance and income tax expense. Based on our assessment of the recoverability of our deferred tax assets, a valuation allowance of $1,602,000 was recorded at January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, our available funds consisted of $4,328,000 in cash. In addition, we had lease credit facilities in the amount of CAD $542,000 to finance the acquisition of computer servers and computer equipment and software. The full amount of the lease credit facilities was drawn upon as at January 31, 2007 (2006 - CAD $757,000).

Cash flows from operating activities for the three months ended January, 31 2007 accounted for a net outflow of $1,973,000 ($302,000 in 2006) based on the net earnings of $256,000 for the three months ended January 31, 2007, which gave effect to $355,000 of non-cash expenses, and a decrease in operating assets and liabilities of $2,584,000.

Cash flows from investing activities for the three months ended January, 31 2007 represent a net outflow of $322,000 due to the purchase of capital assets.

Cash flows from financing activities for the three months ended January, 31 2007 represent a net outflow of $285,000 due to the $200,000 dividend paid on the Series A Convertible Preferred Stock and the repayment of capital leases.

In connection with our November 2005 acquisition of EAG, we borrowed $21,000,000, issuing $6,000,000 Senior Subordinated Notes and $15,000,000 Senior Subordinated Notes. The terms of the Note Purchase Agreement were amended effective February 26, 2007. The principal amounts of the notes are payable on November 22, 2011. Interest on the $6,000,000 notes is payable at the rate of 13% per annum (payable quarterly). Effective November 22, 2007, we are required to pay only one-half of the interest amount due on the $6,000,000 notes (payable semi-annually), with any unpaid interest being added to the principal amounts of the notes. Interest on the $15,000,000 notes is payable at the rate of 13% per annum (payable semi-annually). We are required to pay only one-half of the interest amounts due on the $15,000,000 notes, with any unpaid interest being added to the principal amounts of the notes. We have the option to pay quarterly any interest amounts in excess of the amounts we are required to pay. To date, we have paid all interest that has accrued on the notes on a quarterly basis. Certain financial covenants have been stipulated in the debt agreements which require us not to exceed annual and quarterly leverage ratios as defined therein. As at January 31, 2007, we were in compliance with the covenants in the amended Note Purchase Agreement. The Amendment is filed as an exhibit to this Quarterly Report.

In connection with the EAG acquisition, we also issued 1,600,000 shares of Series A Convertible Preferred Stock for consideration of $4,000,000. The holders of the shares of Series A Convertible Preferred Stock, in preference to the holders of shares of Common Stock, are entitled to receive, out of  legally available funds, when and if declared by the Board of Directors, annual dividends at the rate per annum of $0.125 per share (a total of $200,000). In November 2006, we declared and paid a dividend of $200,000 on the Series Convertible A Preferred Stock.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OFF-BALANCE SHEET ARRANGEMENTS

None

COMMITMENTS

At January 31, 2007, we had no significant capital commitments. However, we may, from time to time, consider acquisitions of complementary businesses, products or technologies.

OTHER ITEMS

Acquisition-related contingency payments
The acquisition of EAG includes possible future cash payments to a maximum of SEK 27 million (approximately $3,820,000 USD) conditional on the achievement of certain business performance measures through July 31, 2008. As at January 31, 2007, we met the criteria under SFAS 141 for recognition of a portion of the contingent payments related to performance measures to January 31, 2007. Consequently, a liability of SEK 6 million (approximately $861,000 USD) was recorded as goodwill and acquisition consideration payable which is due within the next fiscal year. As the outcome of future performance measures become determinable beyond a reasonable doubt, the amount of the acquisition consideration payable could increase to the maximum of SEK 27 million (approximately $3,820,000 USD). Of the total SEK 27 million contingency payments, a maximum of SEK 13.5 million is due during the fiscal year ending October 31, 2007 and the remaining maximum amount of SEK 13.5 million is due during the fiscal year ending October 31, 2008.

Exposure to foreign currencies
Our cash inflows from sales contracts are denominated in various currencies. The relative proportion of these currencies is different from the proportion of currencies required for payment of our operating expenses. Adverse fluctuations in exchange rates of the currencies of sales contracts relative to currencies of operating expenses, or fluctuations in the exchange rates of the currencies of sales contracts or operating expenses relative to our reporting currency, may have an adverse effect on future reported results of operations and financial condition. In addition, cash flows from operations are comprised of various currencies while the senior subordinated debt is denominated in US dollars. Adverse fluctuations in exchange rates of the currencies providing operating cash flows relative to the US dollar may impact our ability to finance our debt. We will continue to evaluate possible currency hedging strategies.

NAVTECH, INC.

NAVTECH, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NAVTECH, INC.

NAVTECH, INC.

Part II. Other Information

ITEM 6. EXHIBITS

  Exhibits

3(A) Certificate of Incorporation, as amended (1)

3(B) Certificate of Designation with respect to Series A Convertible Preferred Stock (2)

3(C)  By-Laws, as amended (3)

10(A) First Amendment to Note Purchase Agreement, dated as of February 26, 2007 by and among Navtech Systems Support Inc., ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P.

10(B) Amended and Restated Tranche A Notes issued by Navtech Systems Support Inc. (original issue date: November 22, 2005; amendment and restatement date: February 26, 2007)

10(C) Amended and Restated Tranche B Notes issued by Navtech Systems Support Inc. (original issue date: November 22, 2005; amendment and restatement date: February 26, 2007)

31(A) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

NAVTECH, INC.

Date: March 13, 2007	By:	/s/ David Strucke
David Strucke, Chief Executive Officer

By:	/s/ Gordon Heard
Gordon Heard, Chief Financial Officer

NAVTECH, INC.